Form 10-Q
period 2013-09-29
BG Staffing, Inc.
filed 2013-12-20
CIK 1474903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission File Number: 333-191683

________________________________________________

BG STAFFING, INC.

(exact name of registrant as specified in its charter)

________________________________________________

Delaware	26-0656684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Legacy Drive, Suite 350

Plano, Texas 75024

(972) 692-2400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The number of shares outstanding of the registrant’s common stock as of December 20, 2013 was 5,598,847.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being filed by BG Staffing, Inc., a Delaware corporation resulting from the merger of LTN Acquisition, LLC, a Delaware limited liability company, with and into its wholly owned subsidiary LTN Staffing, LLC, a Delaware limited liability, and the subsequent conversion of LTN Staffing, LLC into a Delaware corporation (BG Staffing, Inc.) (the “Reorganization”). In connection with the Reorganization, which was completed on November 3, 2013, the former members of LTN Acquisition, LLC were issued the outstanding common stock of BG Staffing, Inc. Except as disclosed in this report, the consolidated financial statements and selected historical consolidated financial data and other financial information included in this report are those of LTN Staffing, LLC and its subsidiaries and do not give effect to such merger or corporate conversion. LTN Acquisition, LLC had no operations; thus, the financial statements of LTN Acquisition, LLC have not been included in this report.

Forward-Looking Statements

This Quarterly Report on Form-10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•	future financial performance and growth targets or expectations;

•	market and industry trends and developments; and

•	the benefits of our completed and future merger, acquisition and disposition transactions.

You can identify these and other forward-looking statements by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “future,” “continue,” “ongoing,” “forecast,” “project,” “target” and similar expressions, and variations or negatives of these words.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the availability of workers’ compensation insurance coverage at commercially reasonable terms;

•	the availability of qualified temporary personnel;

•	compliance with federal and state labor and employment laws and regulations and changes in such laws and regulations;

•	the ability to compete with new competitors and competitors with superior marketing and financial resources;

•	management team changes;

•	the favorable resolution of current or future litigation;

•	the ability to begin to generate sufficient revenue to produce net profits;

•	the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;

•	the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	disturbances in world financial, credit, and stock markets;

•	unanticipated changes in national and international regulations affecting the company’s business;

•	a decline in consumer confidence and discretionary spending;

•	the general performance of the U.S. and global economies;

•	economic disruptions resulting from the European debt crisis;

•	and continued or escalated conflict in the Middle East; and

•	other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”) and in this Quarterly Report on Form 10-Q.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we do not undertake any obligation to update or release any revisions to these forward-looking statements to reflect any events or circumstances, whether as a result of new information, future events, changes in assumptions or otherwise, after the date hereof.

Where You Can Find Other Information

Our website is www.bgstaffing.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may also obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I—FINANCIAL INFORMATION

Item  1. Financial Statements.

LTN Staffing, LLC and Subsidiaries d/b/a BG Staffing

 CONSOLIDATED BALANCE SHEETS

	September 29,	December 30,
	2013	2012
	(unaudited)
Current assets
Accounts receivable (net of allowance for doubtful accounts of $244,010 and $214,012 at 2013 and 2012, respectively)	$24,988,919	$12,626,792
Prepaid expenses	1,585,713	551,983
Other current assets	310,292	211,718

Total current assets	26,884,924	13,390,493

Property and equipment, net	490,823	286,911

Other assets
Deposits	1,264,061	95,239
Deferred financing charges	439,952	278,171
Intangible assets, net	20,179,310	18,232,091
Goodwill	4,896,089	4,859,663

Total other assets	26,779,412	23,465,164

Total assets	$54,155,159	$37,142,568

Current liabilities
Long-term debt, current portion	$2,378,333	$2,378,333
Accrued interest	70,545	54,149
Accrued interest – related party	550,328	339,288
Accounts payable	5,616,282	2,246,360
Accrued expenses	4,167,844	3,364,347
Accrued management fees	43,750	43,750
Accrued payroll	849,372	397,236
Accrued workers’ compensation	1,149,424	610,114
Contingent consideration	2,350,000	1,850,000
Other current liabilities	701,598	576,188
Accrued taxes	46,455	57,895

Total current liabilities	17,923,931	11,917,660

Line of credit	12,100,000	5,900,000
Long-term debt, less current portion	2,972,917	4,756,667
Long-term debt – related party	14,517,991	9,483,209
Other long-term liabilities	3,828,454	3,329,691
Deferred tax liability	58,278	72,060

Total liabilities	51,401,571	35,459,287

Member’s equity	2,753,588	1,683,281

Total liabilities and member’s equity	$54,155,159	$37,142,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LTN Staffing, LLC and Subsidiaries d/b/a BG Staffing

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Week and Thirty-nine Week Periods ended September 29, 2013 and September 23, 2012

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Revenues	$47,865,934	$20,632,662	$107,882,236	$55,837,883

Cost of services	38,793,121	16,287,188	87,312,310	44,338,489

Gross profit	9,072,813	4,345,474	20,569,926	11,499,394

Selling, general and administrative expenses	5,281,846	2,562,981	13,426,137	7,687,890

Depreciation and amortization	1,218,831	1,546,623	3,382,497	3,111,230

Operating income	2,572,136	235,870	3,761,292	700,274

Interest expense, net	448,549	200,825	1,165,049	650,820

Interest expense, net – related party	682,553	334,164	1,470,608	980,488

Income (loss) before income taxes	1,441,034	(299,119)	1,125,635	(931,034)

Income tax expense	23,141	8,681	28,950	26,043

Net income (loss)	$1,417,893	$(307,800)	$1,096,685	$(957,077)

Pro forma C corporation data:

Income (loss) before taxes	$1,441,034	$(299,119)	$1,125,635	$(931,034)

Pro forma income tax expense (benefit)	599,922	(86,745)	519,959	(352,329)

Pro forma income (loss)	$841,112	$(212,374)	$605,676	$(578,705)

Pro forma income (loss) per share:
Basic	$0.16	$(0.05)	$0.11	$(0.14)
Diluted	$0.15	$(0.05)	$0.11	$(0.14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LTN Staffing, LLC and Subsidiaries d/b/a BG Staffing

 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Week Periods ended September 29, 2013, and September 23, 2012

	2013	2012

Cash flows from operating activities
Net income (loss)	$1,096,685	$(957,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,382,497	3,111,230
Amortization of deferred financing costs	160,157	61,056
Amortization of debt discounts	161,934	-
Loss on disposal of property and equipment	-	12,466
Deferred income taxes	(13,782)	25,837
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,936,346)	(1,739,974)
Prepaid expenses	(341,588)	130,071
Deposits	(259,066)	(31,423)
Accrued interest	352,200	322,802
Accrued interest – related party	211,040	187,164
Accounts payable	3,369,923	(717,600)
Change in fair value of contingent consideration	397,226	138,591
Accrued expenses	200,856	249,709
Accrued management fees	-	43,750
Accrued payroll	(312,778)	312,587
Accrued workers’ compensation	104,001	21,906
Other current liabilities	125,410	-
Accrued taxes	(11,440)	(29,795)
Net cash provided by operating activities	686,929	1,141,300

Cash flows from investing activities
Business acquired, net of cash received	(9,114,387)	(100,081)
Capital expenditures	(151,636)	(75,639)
Proceeds from sale of property and equipment	-	8,100
Contingent consideration paid	(1,051,679)	(364,402)
Net cash used in investing activities	(10,317,702)	(532,022)

Cash flows from financing activities
Net borrowings under line of credit	6,200,000	600,000
Proceeds from issuance of long-term debt	6,000,000	-
Principal payments on long-term debt	(2,220,912)	(1,205,000)
Distribution to members	(26,378)	(4,278)
Deferred financing costs	(321,937)	-
Net cash provided by (used in) financing activities	9,630,773	(609,278)

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$1,258,804	$827,204
Cash paid for taxes, net of refunds	32,886	30,000
Non-cash transactions:
Put options liability on detachable warrants	$1,036,633	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LTN Staffing, LLC and Subsidiaries

d/b/a BG Staffing

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

note 1 - NATURE OF OPERATIONS

LTN Staffing, LLC, a Delaware limited liability company whose sole member is LTN Acquisition, LLC (Parent), is a provider of temporary staffing services that operates, through its wholly-owned subsidiaries (collectively, the Company), within the United States of America in three industry segments: Light Industrial, Multi-family, and IT Staffing.

The Light Industrial segment provides temporary workers to manufacturing companies in Illinois and Wisconsin. The Company completed an acquisition on May 28, 2013, that expanded its Light Industrial operations into Texas, Mississippi, and Tennessee.

The Multifamily segment provides front office and maintenance personnel on a temporary basis to various apartment communities, mainly in Texas and expanding into other states, via property management companies responsible for the apartment communities’ day-to-day operations.

The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementation and maintenance projects.

The accompanying unaudited consolidated financial statements for the thirteen week and thirty-nine week periods ended September 29, 2013 and September 23, 2012, have been prepared by the Company in accordance with generally accepted accounting principles in the United States, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2012 included in the Company’s registration statement on Form S-1.

In connection with the Company’s filing with the Securities and Exchange Commission, the Company reorganized. The reorganization was completed with a merger of the Parent with and into the Company, with the Company continuing as the surviving entity. Immediately following this merger, the Company converted to a C corporation for federal income tax purposes.

note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

LTN Staffing, LLC and Subsidiaries

d/b/a BG Staffing

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 29, 2013, and include the thirteen weeks and thirty-nine weeks ended September 29, 2013 and September 23, 2012.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Accounts receivable represent unpaid balances due from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual customers and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received.

Intangible Assets

The Company does not hold any intangible assets with indefinite lives, with the exception of the InStaff trade name which is currently being evaluated as part of the purchase price accounting. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, based on a pattern in which the economic benefit of the respective intangible asset is realized, as shown in the following table:

Years

Customer lists	5
Trade names	5
Covenant not to compete	3-5

Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs were used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets were discounted back to their net present value. Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized asset fair values including the identifiable intangible asset values.

The Company evaluates the recoverability of finite intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in 2012.

The Company annually evaluates the remaining useful lives of the above intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

Goodwill is not amortized, but instead is measured at the reporting unit level for impairment annually, or more frequently if conditions indicate an earlier review is necessary. The Company has allocated $3,516,543, $1,073,755, and $305,791 of total goodwill to its three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively. The fair value of the reporting unit is first compared to the respective reporting unit’s carrying value. The fair value of the reporting unit is determined based on discounted cash flow projections. If the estimated fair value of the reporting unit is less than the carrying value, an indication of goodwill impairment exists. If an indication of impairment exists, the Company would then determine the implied fair value of the reporting unit’s goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss would be recorded and goodwill would be written down to its implied fair value. Based on its annual testing, the Company has determined that there was no goodwill impairment in 2012. There were no events or changes in circumstances during the thirty-nine weeks ended September 29, 2013 that caused the Company to perform on interim impairment assessment.

Revenue Recognition

The Company provides temporary staffing solutions. The Company and its clients enter into agreements that outline the general terms and conditions of the staffing arrangement. Revenue is recognized as services are performed and associated costs have been incurred. Revenues include reimbursements of travel and out-of-pocket expenses with the equivalent amounts of expense recorded in cost of services. The Company considers revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value by hierarchy level, as described below, of all debt at September 29, 2013 and December 30, 2012 approximated the carrying values. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. The Company’s put option liability is considered a Level 2 instrument with fair values estimated based on the fair market value of the Company’s common stock using the market value approach. Level 3 measurements include significant unobservable inputs.

LTN Staffing, LLC and Subsidiaries

d/b/a BG Staffing

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

The fair value is reviewed on a quarterly basis based on most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available.

Pro Forma Earnings (Loss) Per Share

Pro forma earnings (loss) per share has been calculated as if the Company were a C corporation for federal income tax purposes. Pro forma earnings (loss) per share is calculated using the weighted average shares outstanding. The weighted average shares outstanding used in the calculation of pro forma diluted earnings (loss) per share includes the dilutive effect of common stock equivalents to purchase common shares using the treasury stock method. The calculation of pro forma earnings (loss) per share was calculated as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Income (loss) before taxes	$1,441,034	$(299,119)	$1,125,635	$(931,034)
Pro forma income tax expense (benefit)	599,922	(86,745)	519,959	(352,329)
Pro forma net income (loss)	$841,112	$(212,374)	$605,676	$(578,705)

Shares:
Basic weighted average shares	5,419,642	4,026,309	5,419,642	4,008,145
Dilutive effect of potential common shares	299,620	-	242,741	-
Diluted weighted average shares	5,719,262	4,026,309	5,662,383	4,008,145

Pro forma basic earnings (loss) per share	$0.16	$(0.05)	$0.11	$(0.14)
Pro forma diluted earnings (loss) per share	$0.15	$(0.05)	$0.11	$(0.14)

For the thirteen weeks ended September 29, 2013 and September 23, 2012, giving effect to the reorganization and conversion to C corporation status as if they had occurred on the first day of fiscal 2012, the Company had 63,000 and 63,000 common stock equivalents, respectively, that were antidilutive. For the thirty-nine weeks ended September 29, 2013 and September 23, 2012, giving effect to the reorganization and conversion to C corporation status as if they had occurred on the first day of fiscal 2012, the Company had 63,000 and 63,000 common stock equivalents, respectively, that were antidilutive. As a result, the assumed shares under the treasury stock method have been excluded from the calculation of diluted earnings (loss) per share.

Note 3 - ACQUISITIONS

On May 28, 2013, the Company acquired substantially all of the assets of InStaff Holding Corporation (InStaff) for cash consideration of $9,000,000 and contingent consideration of $1,000,000 based on the performance of InStaff for the two years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $800,000 based on a discounted cash flow analysis. The purchase agreement contains a provision for a “true up” of acquired working capital 120 days after the closing date. If actual working capital is greater than the target working capital, the Company will pay additional consideration in the amount of the difference. If actual working capital is less than target working capital, InStaff will pay the Company the amount of the difference. On November 29, 2013, the Company paid approximately $436,000 for the working capital adjustment. The Company incurred costs of approximately $420,000 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of InStaff from the date of acquisition. InStaff operations contributed approximately $28.3 million of revenue for the thirty-nine week period ended September 29, 2013. The assets acquired from InStaff were assigned to the Light Industrial segment. The acquisition of InStaff allows the Company to strengthen and expand its operations in the Light Industrial segment. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$4,447,763
Property and equipment	136,993
Prepaid expenses and other current assets	790,715
Deposits and other assets	909,756
Intangible assets	5,250,000
Goodwill	67,637
Liabilities assumed	(1,802,864)

Total net assets acquired	$9,800,000

Cash	$9,000,000
Fair value of contingent consideration	800,000

Total fair value of consideration transferred for acquired business	$9,800,000

LTN Staffing, LLC and Subsidiaries

d/b/a BG Staffing

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

The preliminary allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$500,000	5 years
Trade name	$2,000,000	Indefinite
Customer list	$2,750,000	5 years
Total	$5,250,000

The Company does not believe that the final purchase price allocation will be materially different than its preliminary allocations.

The Company estimates that the revenues and net income (loss) that would have been reported if the acquisition of InStaff had taken place on the first day of Fiscal 2012 would be as follows:

	Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012
	(dollars in thousands)
Revenue	$128,806	$94,139
Net income (loss)	$1,016	$(683)
Income (loss) per share:
Basic	$0.19	$(0.17)
Diluted	$0.18	$(0.17)

On December 3, 2012, the Company acquired substantially all of the assets of American Partners, Inc. (API) for cash consideration of $10,500,000, deferred payments of $2,000,000, to be paid out over four years, issuance of equity of the Parent of $500,000 and contingent consideration of $1,500,000 based on the performance of API for the two years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $1,200,000 based on a discounted cash flow analysis. In the second quarter of 2013, the Company paid an additional $0.1 million pursuant to a provision for a “true up” of acquired working capital 120 days after the closing date. The Company incurred costs of $193,178 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of API from the date of acquisition. The acquisition of API allows the Company to strengthen and expand its information technology consulting services. The assets acquired from API were assigned to the IT Staffing segment. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$5,055,159
Property and equipment	18,330
Prepaid expenses and other assets	12,193
Intangible assets	11,668,000
Goodwill	61,703
Liabilities assumed	(2,615,385)

Total net assets acquired	$14,200,000

Cash	$10,500,000
Deferred payment to sellers	2,000,000
Issuance of equity units of Parent	500,000
Fair value of contingent consideration	1,200,000

Total fair value of consideration transferred for acquired business	$14,200,000

The Company estimates that the revenues and net income (loss) that would have been reported if the acquisition of API had taken place on the first day of Fiscal 2012 would be as follows:

Thirty-nine Weeks Ended
September 23, 2012
(dollars in thousands)
Revenue	$79,292
Net income	$535
Income per share:
Basic	$0.13
Diluted	$0.13

LTN Staffing, LLC and Subsidiaries

d/b/a BG Staffing

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

During the thirty-nine week period ended September 29, 2013, the Company paid out $1.0 million in contingent consideration related to its acquisitions of Extrinsic LLC (November 2011) and JNA (December 2010). During the thirty-nine week period ended September 23, 2012, the Company paid out $0.1 million in contingent consideration related to its acquisition of JNA.

NOTE 4 – DEBT

As of September 29, 2013, the Company had a senior credit facility consisting of a $5.4 million term loan, bearing interest of 4.7% at September 29, 2013, and a $20.0 million revolving line of credit (of which $12.1 million is outstanding at September 29, 2013), bearing interest of 3.9% at September 29, 2013. The Company also had approximately $15.4 million of outstanding subordinated loans. The holders of these subordinated loans also hold equity interests of the Company, and therefore, are related parties. The subordinated loans require an annual mandatory prepayment of principal to be made if specific thresholds are met. The Company made such a mandatory prepayment of approximately $0.5 million in the first quarter of 2013.

On May 28, 2013, in conjunction with the InStaff acquisition, the Company issued $6 million of new subordinated loans and drew an additional $3 million on the Company’s existing senior credit facility, which was amended as part of this transaction to increase the revolving line of credit from $12 million to $20 million. In conjunction with the issuance of the new subordinated loans, the Parent also issued to the subordinated debt holders warrants to purchase additional Class A Units of the Parent at an exercise price of $0.01 per unit. The subordinated debt holders have the right to put these warrants and approximately 104,000 Class A Units (previously acquired) to the Company. The subordinated loans have been discounted to reflect this put liability. On December 19, 2013, the subordinated debt holders exercised warrants to purchase 179,205 shares for a total of $200.

The $15.4 million of subordinated loans bear an annual interest rate of 14%, of which 12% is paid quarterly in cash and 2% is paid in kind. All subordinated loans mature in May 2015.

At September 29, 2013, the maximum additional available borrowings under this revolving line of credit were approximately $5.2 million.

For all of its borrowings, the Company must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of September 29, 2013, the Company was in compliance with these covenants.

LTN Staffing, LLC and Subsidiaries

d/b/a BG Staffing

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

Note 5 – Incentive plan

The Company is 100% owned by its Parent, who is the sole member.

Incentive Plan

Effective December 15, 2008, the Parent adopted an ownership incentive plan (the Plan). The Plan permits the issuance of Class B Units of the Parent (Units) to the officers, directors, employees, consultants and advisors of the Company.

The Board of Managers of the Parent has the authority to determine the participants to whom Units shall be awarded, the price and number of Units to be awarded to each participant, the aggregate number of Units to be awarded, and any restrictions to be placed on the Units. Units issued under this plan vest based on specific restricted unit award agreements over a maximum of three years. Units that are not vested terminate upon discontinuation of employment.

The Units are intended to be profits interests of the Parent and the Company, which is the only operating company within the Parent. Thus, holders of the Units will only participate in profits/distributions that are generated by the Company after the grant date. The fair value of each Unit granted is estimated on the date of the grant utilizing a market approach, by applying multiples (which are based on the Company’s recent mergers and acquisitions) to projected annual results of the Company and performing an allocation to the Units according to the Parent’s Amended and Restated Limited Liability Company Agreement (which dictates the participation rights of the Units in any type of transaction or event). As the allocation resulted in no remaining distributions available for the Class B Units (after the payment of debt obligations and distributions to the Class A Units), the Company determined that the Units had no value at the date of the grant, and therefore, the Company did not recognize compensation expense for Units granted during the thirty-nine week periods ended September 29, 2013 and September 23, 2012.

A summary of the Units issued by the Parent is presented as follows:

Number
of Units

Outstanding as of December 25, 2011	181,010
Granted at $0.58 per Unit	2,541,478

Outstanding as of September 23, 2012	2,722,488

Outstanding as of December 30, 2012	3,472,488
Granted	-

Outstanding as of September 29, 2013	3,472,488

There were zero and 317,685 Units not vested at September 29, 2013 and September 23, 2012, respectively.

LTN Staffing, LLC and Subsidiaries

d/b/a BG Staffing

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

note 6- Employee benefit plan

The Company provides a defined contribution plan (the 401(k) Plan) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $39,299 and $8,435 to the 401(k) Plan in the thirteen week periods ended September 29, 2013 and September 23, 2012, respectively. The Company contributed $112,233 and $31,279 to the 401(k) Plan in the thirty-nine week periods ended September 29, 2013 and September 23, 2012, respectively.

Note 7 - Related Party Transactions

Through ownership of the Parent, the Company is affiliated with multiple investors. Interest payments totaling $354,897 and $186,054 were made to these investors during the thirteen week periods ended September 29, 2013, and September 23, 2012, respectively. Interest payments totaling $739,325 and $453,328 were made to these investors during the thirty-nine week periods ended September 29, 2013 and September 23, 2012, respectively. Accrued interest of $550,328 and $339,288 was due to these investors as of September 29, 2013 and December 30, 2012, respectively.

Until November 3, 2013, the Company was under a Management Services Agreement with a firm associated with one of the aforementioned investors. The Company paid $43,750 and $43,750 in management fees during the thirteen week periods ended September 29, 2013 and September 23, 2012, respectively. The Company paid $131,250 and $131,250 in management fees during the thirty-nine week periods ended September 29, 2013 and September 23, 2012, respectively. Accrued management fees owed under this agreement were $43,750 as of both September 29, 2013 and December 30, 2012.

NOTE 8 - Contingencies

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of the loss can be made. While uncertainties are inherent in the final outcome of such matters, the Company believes that there are no pending proceedings in which the Company is currently involved that will have a material effect on its financial position, results of operations or cash flow.

NOTE 9 - business segments

The Company operates within three industry segments: Light Industrial, Multi-family and IT Staffing. The Light Industrial segment provides temporary workers to manufacturing companies in Illinois and Wisconsin. The Multi-family segment provides front office and maintenance personnel on a temporary basis to various apartment communities, mainly in Texas, via property management companies responsible for the apartment communities’ day to day operations. The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementations and maintenance projects. The Company provides services to customers within the United States of America.

Segment profit (loss) includes all revenue and cost of services and selling expenses and excludes all general and administrative (corporate) expenses. Included in corporate are general corporate expenses. Income taxes are only attributable to the Multi-family segment, as it is the only taxable entity. Assets of corporate include unallocated prepaid expenses, deferred tax assets, and other assets.

LTN Staffing, LLC and Subsidiaries

d/b/a BG Staffing

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012

Revenue:
Light Industrial	$24,457,243	$10,897,941	$47,528,077	$28,364,313
Multifamily	7,892,331	5,900,290	17,548,439	13,748,227
IT Staffing	15,516,360	3,834,431	42,805,720	13,725,343

Total	$47,865,934	$20,632,662	$107,882,236	$55,837,883

Net Income (Loss):
Light Industrial	$1,348,650	$(219,410)	$1,697,253	$(168,864)
Multifamily	1,105,443	1,026,088	2,472,336	2,639,865
IT Staffing	767,455	50,220	1,493,035	1,420
Corporate	(672,553)	(629,709)	(1,930,282)	(1,798,190)
Interest Expense, net	(1,131,102)	(534,989)	(2,635,657)	(1,631,308)

Total	$1,417,893	$(307,800)	$1,096,685	$(957,077)

Depreciation:
Light Industrial	$17,145	$11,650	$43,179	$38,340
Multifamily	6,393	847	15,004	10,090
IT Staffing	3,050	204	7,045	611
Corporate	6,685	6,610	19,488	8,665

Total	$33,273	$19,311	$84,716	$57,706

Amortization:
Light Industrial	$179,650	$1,084,054	$266,617	$1,723,749
Multifamily	37,708	58,208	127,014	174,625
IT Staffing	968,200	385,050	2,904,150	1,155,150
Corporate	-	-	-	-

Total	$1,185,558	$1,527,312	$3,297,781	$3,053,524

Capital Expenditures:
Light Industrial	$7,121	$-	$7,121	$9,506
Multifamily	14,737	18,872	36,769	22,450
IT Staffing	1,485	-	40,255	-
Corporate	42,603	751	67,491	43,683

Total	$65,946	$19,623	$151,636	$75,639

LTN Staffing, LLC and Subsidiaries

d/b/a BG Staffing

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

	September 29, 2013	December 30, 2012

Total Assets:
Light Industrial	$20,584,361	$8,060,920
Multi-family	6,781,635	4,292,286
IT Staffing	25,685,406	24,320,191
Corporate	1,103,757	469,171

Total	$54,155,159	$37,142,568

NOTE 10 – Pro forma c CORPORATION data

In connection with the Company’s planned filing with the Securities and Exchange Commission, the Company will reorganize. The reorganization will be completed with a merger of the Parent with and into the Company, with the Company continuing as the surviving entity. Immediately following this merger, the Company will convert to a C corporation for federal income tax purposes. If the conversion would have taken place on September 29, 2013, the Company would have established net current deferred tax assets of approximately $383,000 and net long-term deferred tax assets of approximately $7,537,000. The pro forma C corporation data for the thirteen week and thirty-nine week periods ended September 29, 2013 and September 23, 2012, are based on the historical consolidated statements of operations and give effect to pro forma taxes as if the Company were a C corporation for the entire duration of all periods presented.

NOTE 11 - Subsequent Events

On October 11, 2013, the Company modified the $3,000,000 contingent consideration agreement related to the November 2011 Extrinsic acquisition. The new agreement reduced the contingent consideration to $2,850,000 by reducing the final third-year payment in exchange for accelerated payments. The Company will record an additional $297,000 in interest expense to adjust the contingent consideration liability during Q4 2013.

On November 3, 2013, the Company converted to a C corporation. Prior to the reorganization into a Delaware corporation, the Company was treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto. Comparative segment revenues and related financial information are discussed herein and are presented in Note 9 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 5 of this report and “Risk Factors” included in our filings with the SEC, including this report, for a description of important factors that could cause actual results to differ from expected results.

Basis of Presentation

We operate under a 52/53 week fiscal year. Our last three completed fiscal years ended on December 26, 2010 (“Fiscal 2010”), December 25, 2011 (“Fiscal 2011”) and December 30, 2012 (“Fiscal 2012”). Fiscal 2010 and fiscal 2011 consist of 52 weeks and Fiscal 2012 consists of 53 weeks. The differing length of certain fiscal years may affect the comparability of certain data. In Fiscal 2012, the additional week increased revenues by $1.3 million and costs by approximately $1.2 million with an immaterial effect on the operating income and net loss.

Overview

We are a provider of temporary staffing services and have completed a series of acquisitions, which includes BG Personnel LP in May 2010, JNA Staffing, Inc. in December 2010, Extrinsic, LLC in November 2011, American Partners, Inc. (“API”) in December 2012 and InStaff in May 2013. We operate within three industry segments: Light Industrial, Multifamily and IT Staffing. We provide services to customers within the United States of America.

The Light Industrial segment provides temporary workers to manufacturing companies in Illinois, Wisconsin, Texas and Mississippi. As of May 28, 2013, the Light Industrial Segment has been expanded by the acquisition of InStaff, which has branches primarily in Texas and Mississippi. InStaff’s revenue were $53.5 million in Fiscal 2012.

The Multifamily segment provides front office and maintenance personnel on a temporary basis to, various apartment communities, mainly in Texas and expanding into other states, via property management companies responsible for the apartment communities’ day to day operations.

The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementations and maintenance projects.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales, and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(dollars in thousands)

Revenues	$47,866	$20,633	$107,882	$55,838
Cost of services	38,793	16,287	87,312	44,338
Gross profit	9,073	4,346	20,570	11,500
Selling, general and administrative expenses	5,282	2,563	13,426	7,689
Depreciation and amortization	1,219	1,547	3,382	3,111
Operating income	2,572	236	3,762	700
Interest expense, net	1,131	535	2,636	1,631
Income (loss) before income taxes	1,441	(299)	1,126	(931)
Income tax expense	23	9	29	26
Net income (loss)	$1,418	$(308)	$1,097	$(957)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	81.0	78.9	80.9	79.4
Gross profit	19.0	21.1	19.0	20.1
Selling, general and administrative expenses	11.0	12.4	12.5	13.8
Depreciation and amortization	2.5	7.5	3.1	5.6
Operating income	5.4	1.1	3.5	1.3
Interest expense, net	2.4	2.6	2.4	2.9
Income (loss) before income taxes	3.0	(1.4)	1.0	(1.7)
Income tax expense	0.0	0.0	0.0	0.0
Net income (loss)	3.0%	(1.5)%	1.0%	(1.7)%

Thirteen Week Fiscal Period Ended September 29, 2013 (Fiscal Quarter 2013) Compared to Thirteen Week Fiscal Period Ended September 23, 2012 (Fiscal Quarter 2012)

Revenues:

	Thirteen Weeks Ended
	September 29, 2013	September 23, 2012

Revenues by segment:(dollars in thousands)
Light Industrial	$24,457	$10,898
Mutlifamily	7,892	5,900
IT Staffing	15,517	3,835
Total Revenues	$47,866	$20,633

Light Industrial Revenues: Light Industrial revenues have increased $13.6 million (124.4%) from $10.9 million in Fiscal Quarter 2012 to $24.5 million in Fiscal Quarter 2013, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff, which accounted for substantially all of the increase in Light Industrial revenue.

Multifamily Revenues: Multifamily revenues increased $2.0 million (33.8%) from $5.9 million in Fiscal Quarter 2012 to $7.9 million in Fiscal Quarter 2013, due to an increase in bill rates, as well as an increase in volume. Revenue from new branches (opened in 2013) accounted for the majority of the increase, while revenue generated by existing branches remained consistent between periods.

IT Staffing Revenues: IT Staffing revenues increased $11.7 million (304.7%) from $3.8 million in Fiscal Quarter 2012 to $15.5 million in Fiscal Quarter 2013, mainly due to the addition of the API operations. Fiscal Quarter 2012 revenues consist of the operations of Extrinsic, which was acquired in late 2011. Fiscal Quarter 2013 consists of operations of both Extrinsic and API, which was acquired in late 2012.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 29, 2013	September 23, 2012

Gross Profit by segment: (dollars in thousands)
Light Industrial	$2,969	$1,469
Mutlifamily	2,543	1,898
IT Staffing	3,561	978
Total Gross Profit	$9,073	$4,345

	Thirteen Weeks Ended
	September 29, 2013	September 23, 2012

Gross Profit Percentage by segment:
Light Industrial	12.1%	13.5%
Mutlifamily	32.2%	32.2%
IT Staffing	22.9%	25.5%
Company Gross Profit Percentage	19.0%	21.1%

Overall, our gross profit has increased $4.8 million (108.8%) from $4.3 million in Fiscal Quarter 2012 to $9.1 million in Fiscal Quarter 2013, mainly due to the increase in revenues. As a percentage of revenue, gross profit has decreased from Fiscal Quarter 2012 to Fiscal Quarter 2013 mainly due to the change in mix between the segments. Multifamily, which has the highest gross profit percentages, contributed approximately 43.7% of the gross profit in Fiscal Quarter 2012 and approximately 28.0% of the gross profit in Fiscal Quarter 2013. Additionally, Light Industrial, which has the lowest gross profit percentages, contributed approximately 33.8% of the gross profit in Fiscal Quarter 2012 and approximately 32.7% of the gross profit in Fiscal Quarter 2013. Finally, IT Staffing contributed approximately 22.5% of the gross profit in Fiscal Quarter 2012 and approximately 39.2% of the gross profit in Fiscal Quarter 2013.

Light Industrial Gross Profit: Light Industrial gross profit increased $1.5 million (102.1%) from $1.5 million in Fiscal Quarter 2012 to $3.0 million in Fiscal Quarter 2013, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff. As a percentage of revenue, gross profit decreased from 13.5% in Fiscal Quarter 2012 to 12.1% in Fiscal Quarter 2013. The decrease is mainly due to the continually increasing statutory costs related to state unemployment rates and workers compensation costs.

Multifamily Gross Profit: Multifamily gross profit increased $0.6 million (33.9%) from $1.9 million in Fiscal Quarter 2012 to $2.5 million in Fiscal Quarter 2013, mainly due to an increase in volume primarily generated by the opening of new branches. As a percentage of revenue, gross profit was 32.2% in Fiscal Quarter 2012 and Fiscal Quarter 2013.

IT Staffing Gross Profit: IT Staffing gross profit increased $2.6 million (264.0%) from $1.0 million in Fiscal Quarter 2012 to $3.6 million in Fiscal Quarter 2013. As a percentage of revenue, gross profit decreased from 25.5% in Fiscal Quarter 2012 to 22.9% in Fiscal Quarter 2013, mainly due to the addition of API, which operates at a lower profit margin than Extrinsic. As stated above, we entered into the IT Staffing segment in November 2011 with the acquisition of Extrinsic LLC, and we supplemented our IT Staffing segment with the acquisition of API in December 2012.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $2.7 million (106.1%) to $5.3 million in Fiscal Quarter 2013 from $2.6 million in Fiscal Quarter 2012, primarily due to approximately $2.1 million of additional expenses incurred related to expenses attributable to API, which was acquired in December 2012, and InStaff, which was acquired in May 2013, as well as approximately $0.2 million of additional expenses related to the new branches in the Multifamily segment opened after the second quarter of Fiscal 2012.

Depreciation and Amortization: Depreciation and amortization charges decreased $0.3 million (21.2%) to $1.2 million during Fiscal Quarter 2013, compared to $1.5 million during Fiscal Quarter 2012. The decrease in depreciation and amortization is primarily due to fully amortized Light Industrial segment intangible assets in 2012, which was partially offset by an increase from the amortization of intangible assets acquired in the acquisitions of API in December 2012 and InStaff in May 2013.

Interest Expense, net: Interest expense, net was $1.1 million during Fiscal Quarter 2013 compared to $0.5 million during Fiscal Quarter 2012, an increase of $0.6 million. While the average debt balance increased from Fiscal Quarter 2012 to Fiscal Quarter 2013, the interest rates decreased due to the amending of the senior credit facility agreement in December 2012.

Income Taxes: We had an income tax expense of $23,141 in Fiscal Quarter 2013, compared to income tax expense of $8,681 in Fiscal 2012. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations. Consequently, federal and state income taxes were not payable, or provided for, except for those subsidiaries that are taxed as C corporations. Accordingly, the financial statements reflect the impact of income taxes for only the taxable subsidiaries. Members are taxed individually on their share of our pre-reorganization earnings not earned in the C corporations. We converted to a C corporation on November 3, 2013.

Thirty-nine Week Fiscal Period Ended September 29, 2013 (YTD 2013) Compared to Thirty-nine Week Fiscal Period Ended September 23, 2012 (YTD 2012)

Revenues:

	Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012

Revenues by segment:(dollars in thousands)
Light Industrial	$47,528	$28,364
Mutlifamily	17,548	13,748
IT Staffing	42,806	13,726
Total Revenues	$107,882	$55,838

Light Industrial Revenues: Light Industrial revenues have increased $19.1 million (67.6%) from $28.4 million YTD 2012 to $47.5 million YTD 2013, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff.

Multifamily Revenues: Multifamily revenues increased $3.8 million (27.6%) from $13.7 million YTD 2012 to $17.5 million YTD 2013, due to an increase in bill rates, as well as an increase in volume. Revenue at existing branches increased approximately $1.0 million, and revenue from new branches (opened in 2013) accounted for approximately $2.8 million of 2013 revenue.

IT Staffing Revenues: IT Staffing revenues increased $29.0 million (211.9%) from $13.7 million YTD 2012 to $42.8 million YTD 2013, mainly due to the addition of the API operations. YTD 2012 revenues consist of the operations of Extrinsic, which was acquired in late 2011. YTD 2013 consists of operations of both Extrinsic and API, which was acquired in late 2012.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012

Gross Profit by segment: (dollars in thousands)
Light Industrial	$5,326	$3,553
Mutlifamily	5,734	4,375
IT Staffing	9,510	3,571
Total Gross Profit	$20,570	$11,499

	Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012

Gross Profit Percentage by segment:
Light Industrial	11.2%	12.5%
Mutlifamily	32.7%	31.8%
IT Staffing	22.2%	26.0%
Company Gross Profit Percentage	19.1%	20.6%

Overall, our gross profit has increased $9.1 million (78.9%) from $11.5 million YTD 2012 to $20.6 million YTD 2013, mainly due to the increase in revenues. As a percentage of revenue, gross profit decreased slightly from YTD 2012 to YTD 2013, mainly due to the change in mix between the segments. Multifamily, which has the highest gross profit percentages, contributed approximately 38.1% of the YTD 2012 gross profit and approximately 27.9% of the YTD 2013 gross profit. Additionally, Light Industrial, which has the lowest gross profit percentages, contributed approximately 30.9% of the YTD 2012 gross profit and approximately 25.9% of the YTD 2013 gross profit. Finally, IT Staffing contributed approximately 31.1% of the YTD 2012 gross profit and approximately 46.2% of the YTD 2013 gross profit.

Light Industrial Gross Profit: Light Industrial gross profit increased $1.7 million (49.9%) from $3.6 million YTD 2012 to $5.3 million in YTD 2013, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff. As a percentage of revenue, gross profit decreased from 12.5% YTD 2012 to 11.2% YTD 2013. The decrease is mainly due to the continually increasing statutory costs related to state unemployment rates and workers compensation costs.

Multifamily Gross Profit: Multifamily gross profit increased $1.3 million (31.1%) from $4.4 million YTD 2012 to $5.7 million YTD 2013, mainly due to an increase in volume primarily generated by the opening of new branches. As a percentage of revenue, gross profit increased from 31.8% YTD 2012 to 32.7% YTD 2013, mainly due to different pricing requirements in our expansion markets.

IT Staffing Gross Profit: IT Staffing gross profit increased $5.9 million (166.3%) from $3.6 million YTD 2012 to $9.5 million YTD 2013. As a percentage of revenue, gross profit decreased from 26.0% YTD 2012 to 22.2% YTD 2013, mainly due to the addition of API, which operates at a lower profit margin than Extrinsic. As stated above, we entered into the IT Staffing segment in November 2011 with the acquisition of Extrinsic LLC, and we supplemented our IT Staffing segment with the acquisition of API in December 2012.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $5.7 million (74.6%) to $13.4 million YTD 2013 from $7.7 million YTD 2012, primarily due to approximately $4.7 million of additional expenses incurred related to the expenses attributable to API, which was acquired in December 2012, and InStaff, which was acquired in May 2013, as well as approximately $0.6 million of additional expenses related to the new branches in the Multifamily segment opened after the first quarter of Fiscal 2012.

Depreciation and Amortization: Depreciation and amortization charges increased $0.3 million (8.7%) to $3.4 million YTD 2013, compared to $3.1 million during YTD 2012. The increase in depreciation and amortization is primarily due to the amortization of intangible assets acquired in the acquisition of API in December 2012, and InStaff in May 2013.

Interest Expense, net: Interest expense, net was $2.6 million YTD 2013 compared to $1.6 million YTD 2012, an increase of $1.0 million, which relates to the senior credit facility and to the new $6 million of subordinated loans issued in conjunction with the acquisition of InStaff on May 28, 2013. While the average debt balance has increased from 2012 to 2013, the interest rates decreased due to the amending of the senior credit facility agreement in December 2012.

Income Taxes: We had income tax expense of $28,950 YTD 2013, compared to income tax expense of $26,043 YTD 2012. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations. Consequently, federal and state income taxes were not payable, or provided for, except for those subsidiaries that are taxed as C corporations. Accordingly, the financial statements reflect the impact of income taxes for only the taxable subsidiaries. Members are taxed individually on their share of our pre-reorganization earnings not earned in the C corporations. We converted to a C corporation on November 3, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our senior credit facility. Our primary uses of cash are payroll, subcontractor costs, operating expenses, capital expenditures and debt service. We believe that the cash generated from operations, together with the borrowing availability under our senior credit facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

At September 29, 2013, we had approximately $5.2 million in borrowing availability pursuant to our senior credit facility, and we are in compliance with all debt covenants.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional growth opportunities within the next year that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional growth opportunities, our ability to pursue such opportunities could be materially adversely affected.

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012
	(dollars in thousands)
Net cash provided by operating activities	$687	$1,141
Net cash used in investing activities	(10,318)	(532)
Net cash provided by financing activities	9,631	(609)
Net change in cash and cash equivalents	$-	$-

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accounts payable and accrued interest.

During the thirty-nine week period ended September 29, 2013, net cash provided by operating activities was $0.7 million, compared to cash provided by operating activities of $1.1 million for the corresponding period in 2012. This decrease is mainly due to the increased volume of operations due to the acquisitions of API and InStaff.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired, including contingent consideration, and capital expenditures.

In the thirty-nine week period ended September 29, 2013, we paid $9.0 million to acquire InStaff in May 2013 and we paid a working capital adjustment of $0.1 million to API in April 2013. We also paid $1.0 million of contingent consideration related to the November 2011 acquisition of Extrinsic. We made capital expenditures of $0.2 million mainly related to furniture upgrades at API and additional computer equipment purchased in the ordinary course of business.

In the thirty-nine week period ended September 23, 2012, we paid $0.1 million in additional purchase price related to the working capital adjustment required in the Extrinsic acquisition. We also paid $0.4 million of contingent consideration related to businesses acquired in Fiscal 2010. We made capital expenditures of $0.08 million in the ordinary course of business.

We plan to spend approximately $0.1 to $0.2 million on capital expenditures, not including any acquisition costs associated with the acquisition of InStaff, during the current fiscal year.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our senior credit facility, and contributions from LTN Acquisition, LLC. We currently do not intend to pay cash dividends on our common stock.

	Thirty-nine Weeks Ended
	September 29, 2013	September 23, 2012
	(dollars in thousands)
Proceeds from long-term debt	$6,000	$-
Principal payments on long-term debt	(2,221)	(1,205)
Net borrowings under line of credit	6,200	600
Distributions to LTN Acquisition, LLC	(26)	(4)
Deferred financing costs	(322)	-
Net cash provided by (used in) financing activities	$9,631	$(609)

For the thirty-nine weeks ended September 29, 2013, we increased our borrowings on our revolving line of credit by $6.2 million. This was mainly done to partially fund the InStaff acquisition, as well as to fund the $1.0 million contingent consideration paid related to the Extrinsic acquisition and the $0.5 million mandatory prepayment of principal to our subordinated debtholders, as determined by an excess cash flow calculation, as defined, performed annually.

On May 28, 2013, in connection with our acquisition of InStaff, we amended our senior credit facility, increasing our revolving line of credit from $12.0 million to $20.0 million. On the same date, we also issued two additional senior subordinated notes in an aggregate principal amount of $6 million and, in connection therewith, LTN Acquisition, LLC issued to each holder of such subordinated notes a warrant to purchase up to 2% and 1%, respectively, of the issued and outstanding Class A Units on a fully-diluted basis at an exercise price of $0.01 per Class A Unit. Such warrants were replaced in connection with the Reorganization with warrants to purchase up to 119,476 and 59,729 shares, respectively, of our common stock at $0.01 per share. See “—Senior Credit Facility” and “—Subordinated Loans” for additional information. On December 19, 2013, the subordinated debt holders exercised warrants to purchase 179,205 shares for a total of $200.

Senior Credit Facility

We maintain a senior credit facility (the senior credit facility) with Fifth Third Bank (the senior lender) pursuant to which we may borrow up to $20.0 million under a senior secured revolving credit facility (the revolver) and up to $7.1 million under a senior secured term loan (the term loan). The term loan bears interest at the LIBOR rate for a period equal to one month, plus 375 to 450 basis points. The revolver bears interest at the LIBOR rate plus an applicable margin ranging from 300 to 375 basis points. We are permitted to prepay in part or in full amounts due under the senior credit facility without penalty. Our obligations under the senior credit facility may be accelerated upon the occurrence of an event of default, which include customary events for a financing arrangement of this type, including, without limitation, payment defaults, defaults in the performance of affirmative or negative covenants (including financial ratio maintenance requirements), bankruptcy or related defaults, defaults on certain other indebtedness, the material inaccuracy of representations or warranties, material adverse changes, and changes related to ownership. In the event of an event of default, the interest rate on the revolver and term loan will increase to 8.5% per annum plus the then applicable rate. The revolver and the term loan both mature and are due and payable in full on November 21, 2014.

Our obligations under the senior credit facility are secured by a first priority security interest in all tangible and intangible assets, including capital stock. BG Staffing, Inc. has pledged the capital stock of any of its direct and indirect subsidiaries to secure the senior credit facility.

Subordinated Loans

We have approximately $15.4 million of outstanding subordinated loans at September 29, 2013. The subordinated notes are expressly junior and subordinated only to the debt outstanding under the senior credit facility. Interest on the subordinated notes accrues at a rate of 14.0% per annum (of which 12% is cash and 2% is paid in kind). Accrued interest on the subordinated loans is approximately $0.6 million as of September 29, 2013. The subordinated loans require, effective December 30, 2012, that an excess cash flow payment to be made if specific thresholds are met. A mandatory principal payment of approximately $0.5 million was made in the first quarter of 2013. The subordinated loans mature on May 31, 2015. The holders of the subordinated loans also hold equity interests, and therefore are related parties.

For all of our borrowings, we must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of September 29, 2013, we were in compliance with these covenants.

The senior credit facility and the subordinated loans also contain customary affirmative covenants, including (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) maintenance of properties in good working order; (iv) payment of taxes; (v) delivery of notices of defaults, litigation, ERISA events and material adverse changes; (vi) maintenance of adequate insurance; and (vii) inspection of books and records.

The senior credit facility and the subordinated loans also contain customary negative covenants, including restrictions on (i) the incurrence of additional debt; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) dividends on, and redemptions of, equity interests and other restricted payments, including dividends and distributions to the issuer by its subsidiaries; (vii) transactions with affiliates; (viii) changes in the business conducted by us; (ix) payment or amendment of subordinated debt and organizational documents; and (x) maximum capital expenditures.

The foregoing is a brief summary of the material terms of the senior credit facility and subordinated loans, and is qualified in its entirety by reference to the senior credit facility and subordinated loan agreement filed as exhibits to this report.

Contractual Obligations

The following table summarizes our contractual obligations as of September 29, 2013.

	Payment by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations(1)	$31,969	$2,378	$29,591	$-	$-
Estimated interest on long-term debt obligations(2)	5,519	2,819	2,700	-	-
Operating lease obligations(3)	1,354	153	1,092	109	-
Total	$38,842	$5,350	$33,383	$109	$-

(1) Reflects the outstanding balance on our senior credit facility and our subordinated loans at September 29, 2013. For a more detailed description of our senior credit facility and subordinated notes, see Note 4 to our audited consolidated financial statements included in our Registration Statement on Form S-1 (Amendment No. 2) filed with the SEC on November 4, 2013 ( the “Registration Statement”).

(2) Borrowings under the term loan of our senior credit facility bear interest at 30-day LIBOR plus a margin that ranges from 3.75% to 4.5%, determined by certain thresholds. Borrowings under the revolver are subject to a borrowing base and bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75%. At September 29, 2013, the interest rates on our outstanding term loan and revolver were 4.7% and 3.9%, respectively. Borrowings under the subordinated loans bear interest at an annual rate of 14%, and is payable at an annual rate of 12% with the remaining interest paid in kind on a quarterly basis. For the purposes of this table, we have estimated interest expense to be paid during the remaining term of our revolving credit facility using the outstanding balance and interest rate as of September 29, 2013. Our actual cash payments for interest on the senior credit facility will fluctuate as the outstanding balance changes with our cash needs and the LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt under our senior credit facility and subordinated loans, see Note 9 to our audited consolidated financial statements included in the Registration Statement. A one percentage point increase in our interest rate would cause an increase to interest expense of approximately $0.2 million for each of the “less than 1 year” and the “1 - 3 years” periods.

(3) Represents the minimum lease payments due under our operating leases, excluding maintenance, insurance and taxes related to our operating lease obligation. For a more detailed description of our operating leases, see Note 11 to our audited consolidated financial statements included in the Registration Statement.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 to our audited consolidated financial statements which are included in the Registration Statement. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. Critical accounting policies reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions.

Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We provide temporary staffing solutions. We enter into agreements with our clients that outline the general terms and conditions of the staffing arrangement. Revenue is recognized as services are performed and associated costs have been incurred. Revenues include reimbursements of travel and out-of-pocket expenses with the equivalent amounts of expense recorded in cost of services. We consider revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

Allowance for doubtful accounts

We establish an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. The allowance for doubtful accounts is determined based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, and expectations of future write-offs. The allowance for doubtful accounts is reviewed quarterly and past due balances are written off after they are deemed to be uncollectible after all means of collection have been exhausted. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and intangible assets

Goodwill is not amortized, but instead is measured at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently if conditions indicate an earlier review is necessary. As of December 30, 2012, we have allocated $3.5 million, $1.1 million, and $0.3 million of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively. The fair value of the reporting unit is first compared to the respective reporting unit’s carrying value. The fair value of the reporting unit is determined based on discounted cash flow projections. If the estimated fair value of the reporting unit is less than the carrying value, an indication of goodwill impairment exists. If an indication of impairment exists, we would then determine the implied fair value of the reporting unit’s goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss would be recorded and goodwill would be written down to its implied fair value. Based on its annual testing, we have determined that there was no goodwill impairment in Fiscal 2012. There were no events or changes in circumstances during the thirty-nine weeks ended September 29, 2013 that caused the Company to perform an interim impairment assessment.

We do not hold any intangible assets with indefinite lives, with the exception of the InStaff trade name which is currently being evaluated as part of the purchase price accounting. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to five years, based on a pattern in which the economic benefit of the respective intangible asset is realized. We annually evaluate the remaining useful lives of our finite intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We also evaluate the recoverability of finite intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. We determined that there were no impairment indicators for these assets in Fiscal 2012.

Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs were used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets were discounted back to their net present value. Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized asset fair values including the identifiable intangible asset values.

JOBS Act

The JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay the adoption of new or revised accounting pronouncements applicable to public and private companies until such pronouncements become mandatory for private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public and private companies.

Additionally, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 or (ii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. Borrowings under our existing senior credit facility bear floating interest rates that are tied to LIBOR and, therefore, our results of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an annual increase to the interest expense on our borrowings under our senior credit facilities of approximately $0.2 million. Our subordinated loans have a fixed interest rate.

We do not have any foreign currency or any other derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We operate in a highly competitive industry with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

The staffing services market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and specialized temporary staffing companies. Some of our competitors have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense, particularly for the provision of office clerical and light industrial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

A continuation or worsening of the global economic downturn could result in our customers using fewer workforce solutions and services or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

Because demand for workforce solutions and services, particularly staffing services, is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for our staffing services typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our customers become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer.

Our business is subject to federal and state labor and employment laws and a failure to comply could materially harm our business.

Our business is subject to federal and state labor and employment laws and regulations. The cost to comply, and any inability to comply, with such laws and regulations could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 tax penalties will be assessed on employers (as interpreted under the “common law” definition of employer) who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

We may be exposed to employment-related claims and losses, including class action lawsuits, which could have a material adverse effect on our business.

Temporary staffing service providers typically assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:

•	discrimination and harassment;

•	wrongful termination or denial of employment;

•	violations of employment rights related to employment screening or privacy issues;

•	classification of temporary workers;

•	assignment of illegal aliens;

•	violations of wage and hour requirements;

•	retroactive entitlement to temporary worker benefits;

•	errors and omissions by our temporary workers;

•	misuse of customer proprietary information;

•	misappropriation of funds;

•	damage to customer facilities due to negligence of temporary workers; and

•	criminal activity.

We may incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations have been proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.

We are dependent on workers’ compensation insurance coverage at commercially reasonable terms.

We provide workers’ compensation insurance for our temporary workers. Our workers’ compensation insurance policies are renewed annually. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.

We depend on our ability to attract and retain qualified temporary personnel.

We depend on our ability to attract qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of our customers. We must continually evaluate our base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available. Our success is substantially dependent on our ability to recruit and retain qualified temporary personnel.

We would be adversely affected by the loss of key personnel.

Our operations and financial success depends significantly on its management team. The loss of any key members of management could adversely affect our business, financial condition and results of operations.

Acquisitions and new business initiatives may not be successful.

We expect to continue making acquisitions and entering into new business initiatives as part of our long-term business strategy. These acquisitions and new business initiatives involve significant challenges and risks, including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or diversion of management’s attention from our other business. These events could cause harm to our operating results or financial condition.

We have significant debt that could adversely affect our financial health and prevent us from fulfilling our obligations or put us at a competitive disadvantage.

We have a relatively high amount of indebtedness. Our level of debt and the limitations imposed on us by our lenders could have a material impact on investors, including the requirement to use a portion of our cash flow from operations for debt service rather than for our operations. Additionally, we may not be able to obtain additional debt financing for future working capital, capital expenditures and the various covenants relating to the debt to which we are subject or other corporate purposes or may have to pay more for such financing. We could also be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions, or we may be disadvantaged compared to competitors with less leverage.

We have a history of net losses and cannot make assurances that we will be profitable in the foreseeable future.

We have a history of net losses. If we fail to generate cash flow from our operations, we may not be able to sustain our business. In the future, we may not report profitable operations or generate sufficient revenue to maintain ourselves as a going concern.

An investment in our common stock should be considered illiquid and high risk.

An investment in our common stock requires a long-term commitment, with no certainty of return. Because we did not become a public reporting company by the traditional means of conducting an underwritten initial public offering of our common stock, we may be unable to establish a liquid market for our common stock. Moreover, we do not expect security analysts of brokerage firms to provide coverage of our company in the near future. In addition, investment banks may be less likely to agree to underwrite primary or secondary offerings on behalf of our company or its stockholders in the future than they would if we were to become a public reporting company by means of an underwritten initial public offering of common stock. If all or any of the foregoing risks occur, it would have a material adverse effect on our company.

No public market for our common stock currently exists, and an active trading market may not develop or be sustained.

As we are in our early stages, an investment in our common stock will likely require a long-term commitment, with no certainty of return. There is no public market for our common stock, and even if our common stock is quoted or listed in the future, of which no assurances can be given, we cannot predict whether an active market for our common stock will ever develop in the future.  In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for shares of our common stock may be limited; and

•	A lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

Assuming we can find market makers to establish quotations for our common stock, we expect that our common stock will be quoted in the near future on the OTC Bulletin Board (known as the OTCBB) and/or OTCQB marketplace operated by OTC Markets Group, Inc., which we refer to herein as the OTCBB/OTCQB.  These markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX).  No assurances can be given that our common stock, even if quoted on such markets, will ever trade on such markets, much less a senior market like NASDAQ or NYSE MKT. In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCBB/OTCQB, in which case it might be listed on the so called “Pink Sheets,” which is even more illiquid than the OTCBB/OTCQB.

The lack of an active market impairs the ability of our shareholders to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of such shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional assets by using our shares as consideration.

We may not qualify for OTCBB/OTCQB inclusion, and therefore stockholders may be unable to sell their shares.

No assurances can be given, however, that eligibility for quotation on the OTCBB/OTCQB will be granted. OTCBB/OTCQB eligible securities include securities not listed on a registered national securities exchange in the U.S. and that are also required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, and the OTCBB/OTCQB requires that we be current in our periodic securities reporting obligations.

Among other matters, in order for our common stock to become OTCBB/OTCQB eligible, a broker/dealer member of FINRA must file a Form 211 with FINRA and commit to make a market in our securities once the Form 211 is approved by FINRA. If for any reason our common stock does not become eligible for quotation on the OTCBB/OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCBB/OTCQB, any quotation of in our common stock would be conducted in the “Pink Sheets” market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. The above-described rules may materially adversely affect the liquidity of our securities.

Even if our common stock becomes publicly-traded and an active trading market develops, the market price of our common stock may be significantly volatile.

Even if our securities become publicly-traded and even if an active market for our common stock develops, of which no assurances can be given, the market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial or operational estimates or projections;

•	conditions in markets generally;

•	changes in the economic performance or market valuations of companies similar to ours; and

•	general economic or political conditions in the United States or elsewhere.

The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

FINRA sales practice requirements may also limit our stockholders ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit stockholders’ ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

You may face significant restrictions on the resale of your shares due to state securities or “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. Stockholders should therefore consider the resale market for our common stock to be limited, as they may be unable to resell their shares without the significant expense of state registration or qualification.

Our compliance with complicated regulations concerning corporate governance and public disclosure will result in additional expenses. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating public companies.

We are faced with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, our executive officers have little experience in operating a public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to comply with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	taking advantage of an extension of time to comply with new or revised financial accounting standards;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our stockholders will not have all the information and rights available to stockholders of more mature companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial reporting and disclosure are critical to the operation of a public company. We are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we operate as a publicly reporting company. This would leave us without the ability to reliably compile financial information about our company and significantly impair our ability to prevent or detect errors and fraud, all of which would have a negative impact on our company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent and detect errors or fraud could materially adversely impact us.

We may be unable to complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We may be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our first registration statement (which became effective on November 7, 2013). This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling a system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted JOBS Act, if we take advantage (as we expect to do) of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 30.

Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, a stockholder’s ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Upon dissolution of our company, stockholders may not recoup all or any portion of their investment.

In the event of a liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the proceeds and/or assets of our company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the stockholders of common stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of our company. In this event, stockholders could lose some or all of their investment.

Certain provisions of our organizational documents may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in such certificate of incorporation and bylaws include, among other things, the following:

•	a classified board of directors with three-year staggered terms;

•	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	stockholder action can only be taken at a special or regular meeting and not by written consent except in limited circumstances;

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	removal of directors only for cause;

•	allowing only our board of directors to fill vacancies on our board of directors or increase the size of our board of directors; and

•	super-majority voting requirements to amend certain provisions of our certificate of incorporation.

We have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), a statutory provision that may have the effect of delaying, hindering or preventing some takeovers of our company. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an “interested stockholder,” unless (with certain exceptions) the business combination or the transaction in which the person became an “interested stockholder” is approved in a prescribed manner. Accordingly, we will not be subject to any anti-takeover effects of Section 203. Our certificate of incorporation contains provisions that have the same effect as Section 203, except that they generally provide that Taglich Private Equity LLC, Taglich Brothers, Inc. or any of their respective affiliates or associates, including any investment funds or portfolio companies managed by any of the foregoing, or any other person with whom any of the foregoing act as a group for the purpose of acquiring, voting or disposing of our shares, or any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person, will be excluded from the “interested stockholder” definition in our certificate of incorporation and will therefore not be subject to the restrictions set forth therein that have the same effect as Section 203.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-191683) filed November 4, 2013)
3.2	Bylaws of BG Staffing, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-191683) filed November 4, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-191683) filed October 28, 2013)

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	XBRL (eXtensible Business Reporting Language) information will be furnished by amendment to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 20, 2013

/s/ L. Allen Baker, Jr.
Name:	L. Allen Baker, Jr.
Title:	President and Chief Executive Officer

/s/ Michael A. Rutledge
Name:	Michael A. Rutledge
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)

