Form 10-Q/A
period 2013-09-29
BG Staffing, Inc.
filed 2014-01-21
CIK 1474903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2013, originally filed with the Securities and Exchange Commission on December 20, 2013, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the consolidated financial statements and notes included in Part I, Item I of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q, and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Item 6.	Exhibits.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-191683) filed November 4, 2013)
3.2	Bylaws of BG Staffing, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 (File No. 333-191683) filed November 4, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-191683) filed October 28, 2013)

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed December 20, 2013 as an exhibit with the Quarterly Report on Form 10-Q of BG Staffing, Inc. for the period ended September 29, 2013.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 21, 2014

/s/ L. Allen Baker, Jr.
Name:	L. Allen Baker, Jr.
Title:	President and Chief Executive Officer

/s/ Michael A. Rutledge
Name:	Michael A. Rutledge
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)