Form 10-K
period 2013-12-29
BG Staffing, Inc.
filed 2014-03-31
CIK 1474903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-K

_______________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 333-191683

BG STAFFING, INC.

(Exact Name of Registrant as Specified in Its Charter)

_______________

Delaware	26-0656684
(State of Incorporation)	(I.R.S. Employer Identification Number)

5000 Legacy Drive, Suite 350, Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(972) 692-2400

_______________

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

_______________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable because there was no public market for the Registrant’s securities at that time.

As of March 31, 2014, there were 5,598,847 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

We own or have rights to various copyrights, trademarks, service marks, trade names and domain names used in our business, including, but not limited to, BG Staffing, BG Staffing Group, BG Personnel Services, Extrinsic, American Partners, InStaff, BG Temporary Staffing, Triance, bgstaffing.com, bgstaffinggroup.com, bgpersonnel.com, bgstaffing.net, ltnstaffing.com, milwaukeetemps.com, milwaukeetmepsinc.com, extrinsicllc.com, extrinsicgroup.com, extrinsicresources.com, jnastaffing.com, bgcompanies.net, bgpersonnel.net, bgmail.com, therightpeoplerightnow.com, rightpeoplerightnow.com, americanpartnersinc.com and instaff.com.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to our future financial or operating performance, future plans and objectives, competitive positioning, requirements for additional capital, government regulation of operations and the timing and possible outcome of litigation and regulatory matters. All statements other than statements of historical fact, included or incorporated by reference in this Annual Report that address activities, events or developments that we, or our subsidiaries, expect or anticipate may occur in the future are forward-looking statements. Often, but not always, forward-looking statements can be identified by use of forward-looking words such as “may,” “could,” “would,” “might,” “will,” “expect,” “intend,” “plan,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “future” or “continue” or the negative thereof or similar variations. Forward-looking statements are based on certain assumptions and analyses made by us, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Readers are cautioned not to put undue reliance on such forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and known and unknown risks, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among other things, general business, economic, competitive, political and social uncertainties, the actual results of current operations, industry conditions, research and development activities, intellectual property and other proprietary rights, production risks, liabilities inherent in our industry, accidents, labor disputes, delays in obtaining regulatory approvals or financing and general market factors, including interest rates, currency exchange rates, equity markets, business competition, changes in government regulations. Additional risks and uncertainties include, but are not limited to, those listed under “Item 1A. Risk Factors.”

Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in the forward looking statements, there may be other factors that cause results to differ from those anticipated. Forward-looking statements contained in this Annual Report are made as of the date of the Annual Report and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, results or otherwise, except as required by applicable securities laws.

The forward-looking statements contained in this Annual Report are expressly qualified by this cautionary statement. We have no duty to update any of the forward-looking statements after the filing of this Annual Report or to conform such statements to actual results or to changes in our expectations, except as otherwise required by applicable law.

ii

ITEM 1. BUSINESS.

Overview and History

We are a national, temporary staffing company that provides temporary workers to a variety of customers that are seeking to match their workforce requirements to their business needs.

We formed LTN Staffing, LLC, whose sole member was LTN Acquisition, LLC, on August 27, 2007, as a limited liability company, under the laws of the state of Delaware, and we commenced operations on October 17, 2007 with the initial investment in LTN Staffing, Inc. and Milwaukee Temps, Inc. The corporate headquarters was established in Waukegan, Illinois.

On May 24, 2010, we purchased the interests of BG Personnel Services, LP and BG Personnel, LP, both Texas limited partnerships, and purchased the common stock of BG Staff Services, Inc., a Texas corporation (collectively referred to as the BG entities). Shortly after the purchase of the BG entities, we relocated our corporate headquarters to Dallas, Texas. On December 13, 2010, we purchased substantially all of the assets of JNA Staffing Inc., a Wisconsin corporation that specialized in providing temporary staffing services within the state of Wisconsin. These operations were rolled into our existing operations in Milwaukee, Wisconsin. In 2011, we began doing business as BG Staffing.

On November 21, 2011, we purchased substantially all of the assets of Extrinsic, LLC, a Delaware limited liability company that specialized in providing information technology staffing services to customers within the U.S. On December 3, 2012, we acquired substantially all of the assets of American Partners, Inc., a Rhode Island corporation that specialized in providing information technology staffing services to customers within the U.S.

On May 28, 2013, we acquired substantially all of the assets of InStaff Holding Corporation (“InStaff”) and InStaff Personnel, LLC, a wholly owned subsidiary of InStaff Holding Corporation. This acquisition has allowed us to strengthen and expand our operations in our Light Industrial segment. We agreed to assume certain liabilities and pay an aggregate of $9 million (subject to a post-closing purchase price adjustment) as consideration for the purchased assets and certain agreements of the sellers and related parties. Contingent earnout payments up to an aggregate of $1 million may also be paid if certain post-closing performance objectives are met. InStaff operated 12 branches in Texas and Mississippi, which we continue to operate under the “InStaff” trade name.

BG Staffing, Inc. is the successor by conversion to LTN Staffing, LLC. LTN Acquisition, LLC and LTN Staffing, LLC effected a reorganization through the merger of LTN Acquisition, LLC with and into LTN Staffing, LLC, with LTN Staffing, LLC continuing as the surviving entity in the merger, and the conversion at LTN Staffing, LLC from a Delaware limited liability company into a Delaware corporation, BG Staffing, Inc. The merger was completed on November 1, 2013, and the conversion was completed on November 3, 2013.

Our operations are organized into three segments: Light Industrial, Multifamily, and IT Staffing.

Our executive office is located at 5000 Legacy Drive, Suite 350, Plano, Texas 75024, and our telephone number is (972) 692-2400. We have 28 branch offices in 10 states within the U.S. We do not currently have any foreign operations.

Temporary Staffing Industry

The temporary staffing industry supplies temporary staffing services to customers to help them minimize the cost and effort of workforce planning. These services also enable the customer to rapidly respond to changes in business conditions, and in some cases to convert fixed labor costs to variable costs. Temporary staffing companies act as intermediaries in matching available temporary workers to customer assignments. The demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs and respond to changing market conditions.

The temporary staffing market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry. During recessionary periods, the number of companies has decreased through consolidation, bankruptcies, or other events. The temporary staffing industry is experiencing increased demand in relation to total job growth as customers have placed a greater priority on maintaining a more flexible workforce.

The temporary staffing industry is large and highly fragmented with many competing companies. Staffing companies compete both to recruit and retain a supply of temporary workers and to attract and retain customers to use these workers. Customer demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

We have diversified our operation to provide temporary workers within distinct segments of the industry. We refer to these segments as Light Industrial, Multifamily and IT Staffing. Additional financial information regarding our business segments is contained in Note 17 to our audited consolidated financial statements.

Light Industrial Segment

Our Light Industrial segment provides temporary workers to primarily distribution and logistics customers needing a flexible workforce. We currently have offices in Sulphur Springs, Texas, Corsicana, Texas, Ennis, Texas, Greenville, Texas, Gainesville, Texas, El Paso, Texas, Mesquite, Texas, Austin, Texas, Dallas, Texas, Olive Branch, Mississippi, Southaven, Mississippi, Waukegan, Illinois and Milwaukee, Wisconsin. Light Industrial segment revenues were $71.6 million during the 2013 fiscal year and represented 47.2% of our consolidated revenues. Our Light Industrial segment temporary workers perform services in a variety of skilled and unskilled positions. The workers we assign to our light industrial customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.

Multifamily Segment

Our Multifamily segment is a leading provider of front office and maintenance personnel to the multifamily housing industry. We currently have offices in Dallas, Texas; Austin, Texas; San Antonio, Texas; Houston, Texas; Atlanta, Georgia; Phoenix, Arizona; Charlotte, North Carolina; Raleigh, North Carolina; Chicago, Illinois; Tampa, Florida; Jacksonville, Florida; and Orlando, Florida. Multifamily segment revenues were $23.8 million during the 2013 fiscal year and represented 15.7% of our consolidated revenues. The workers we assign to our multifamily customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.

IT Staffing Segment

Our IT Staffing segment provides highly skilled IT professionals with expertise in SAP ERP, SAP BI, Hyperion, Oracle ERP, Oracle BI and Peoplesoft. Our customers include large Fortune 500 companies and consulting firms engaged in systems integration projects. We operate our national coverage of the market from our offices in Durham, North Carolina and Pawtucket, Rhode Island. IT Staffing segment revenues during the 2013 fiscal year were $56.3 million and represented 37.1% of our consolidated revenues.

Growth Strategy

We are committed to growing our operations. Our growth strategy is reliant upon both acquisitions and organic growth. We will continue to evaluate opportunities utilizing our proven approach to the assessment, valuation, and integration of acquisitions. Additionally, we are committed to continue to grow our operations in our current markets, as well as expand into new markets within the industries that we currently serve.

We are organized to handle many of the administrative functions at our corporate location such that our branches can focus on business development and the effective recruiting, and assignment of temporary workers.

We will continue to invest in technology and process improvements, as necessary, to ensure that we are operating at optimal productivity and performance.

Competition

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

The principal competitive factors in attracting qualified candidates for temporary assignments are pay rates, availability of assignments, duration of assignments and responsiveness to requests for placement. We believe that many potential candidates seeking temporary assignments through us may also be pursuing assignments through other means. Therefore, the speed at which we place prospective temporary workers and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified temporary workers. In addition to having high quality temporary workers to assign in a timely manner, the principal competitive factors in obtaining and retaining customers in the temporary staffing industry are properly assessing the customers’ specific job requirements, the appropriateness of the temporary worker assigned to the customer, the price of services and the monitoring of customer satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Intellectual Property

Our primary trade names include BG Staffing, BG Staffing Group, BG Personnel Services, Extrinsic, American Partners and InStaff (and we own service marks that incorporate the foregoing trade names). Our trade names are valuable assets that reinforce the distinctiveness of our brands. Our web content and the domain names bgstaffing.com, bgstaffinggroup.com, extrinsicllc.com, americanpartnersinc.com, and instaff.com, along with various other domain names, are owned by us and copyright protected.

Regulation

Our business is subject to extensive regulation. The cost to comply, and any inability to comply, with government regulation could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could also materially harm our business.

Seasonality

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our customers’ business. Demand for our Light Industrial staffing services increases during the second and third quarters of the year and peaks in the fourth quarter. Demand for our Light Industrial staffing services is lower during the first quarter, in part due to limitations to customer shutdowns and adverse weather conditions in the winter months. Demand for our Multifamily staffing services is higher during the second and third quarters of the year due to the increased turns in multifamily units during the summer months when schools are not in session. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

Our working capital requirements are primarily driven by temporary worker payments and customer accounts receivable receipts. Since receipts from customers lag payments to temporary workers, working capital requirements increase substantially in periods of growth.

The staffing industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing customers tend to use temporary staffing to supplement their existing workforces and generally hire direct workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues can also decrease quickly when the economy begins to weaken.

Employees and Temporary Workers

At December 29, 2013, we had 168 staff employees at our corporate and branch offices and we hired 54 staff employees in connection with the acquisition of the assets of InStaff. During the 2013 fiscal year, we assigned approximately 21,000 temporary workers.

None of our staff employees or temporary workers is represented by a labor union, and we are not aware of any current efforts or plans to organize any of our staff employees or temporary workers. To date we have not experienced any material labor disruptions.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations, cash flow and stock price. The risks described in this Annual Report are not necessarily the only risks facing our Company. Additional risks and uncertainties not currently known to us or those that we currently deem to be immaterial may materially adversely affect our business, prospects, financial condition, results of operations and cash flow.

Risks Related to Our Company and Our Business

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

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

We may incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.

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

Our operations and financial success depends significantly on our management team. The loss of any key members of management could adversely affect our business, financial condition and results of operations.

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

We have a relatively high amount of indebtedness. Our level of debt and the limitations imposed on us by our lenders could have a material impact on investors, including the requirement to use a portion of our cash flow from operations for debt service rather than for our operations and the need to comply with the various covenants associated with such debt. Additionally, we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing. We could also be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions, or we may be disadvantaged compared to competitors with less leverage.

We have a history of net losses and cannot make assurances that we will be profitable in the foreseeable future.

We have a history of net losses. If we fail to generate cash flow from our operations, we may not be able to sustain our business. In the future, we may not report profitable operations or generate sufficient revenue to maintain ourselves as a going concern.

Risks Related to the Ownership of Our Securities

An investment in our common stock should be considered illiquid and high risk.

An investment in our common stock requires a long-term commitment, with no certainty of return. Because we did not become a public reporting company by the traditional means of conducting an underwritten initial public offering of our common stock, we may be unable to establish a liquid market for our common stock. Moreover, we do not expect security analysts of brokerage firms to provide coverage of our company in the near future. In addition, investment banks may be less likely to agree to underwrite primary or secondary offerings on behalf of our company or its stockholders in the future than they would if we had become a public reporting company by means of an underwritten initial public offering of common stock. If all or any of the foregoing risks occur, it would have a material adverse effect on our company.

No trading market for our common stock currently exists, and an active trading market may not develop or be sustained.

As we are in our early stages, an investment in our common stock will likely require a long-term commitment, with no certainty of return. There is no active trading market for our common stock, and we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for shares of our common stock may be limited; and

•	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

Our common stock is quoted on the OTC Bulletin Board (known as the OTCBB) under the symbol “BGSF”. As of March 31, 2014, no sales of our common stock have been reported by the OTCBB, and we are currently seeking DTC eligibility to permit our common stock to be deposited with DTC and thereby facilitate trading in our common stock on the OTCBB. The OTCBB is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE MKT. No assurances can be given that our common stock will ever trade on such market, much less a senior market like NASDAQ or NYSE MKT. In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCBB, in which case it might be listed on the so called “Pink Sheets,” which is even more illiquid than the OTCBB.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional assets by using our shares as consideration.

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

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

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

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this Annual Report. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

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

Proper systems of internal controls over financial reporting and disclosure are critical to the operation of a public company. We are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we must operate as a publicly reporting company. This would leave us without the ability to reliably compile financial information about our company and significantly impair our ability to prevent or detect errors and fraud, all of which would have a negative impact on our company from many perspectives.

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

We may be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of the initial registration statement filed by us with the Securities and Exchange Commission, which we refer to as the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

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

Upon dissolution of our company, you may not recoup all or any portion of your investment.

In the event of a liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the proceeds and/or assets of our company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the stockholders of common stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of our company. In this event, you could lose some or all of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease our corporate headquarters in Plano, Texas, which is approximately 6,500 square feet of space. We lease all of our branch offices, which are located throughout the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are engaged from time to time in legal matters and proceedings arising out of our normal course of business. While uncertainties are inherent in the final outcome of such matters, we believe the disposition of such proceedings will not have a material effect on our financial position or our results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is quoted on the OTC Bulletin Board, which we refer to as the OTCBB, under the symbol “BGSF”. As of March 31, 2014, there have been no sales of our common stock reported by the OTCBB. We are currently seeking DTC eligibility to permit our shares of common stock to be deposited through DTC and facilitate the trading of our shares of common stock on the OTCBB.

As of March 31, 2014, there were approximately 280 holders of record of our common stock.

Equity Compensation Plans

The following equity compensation plan information is provided as of December 29, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	–	$–	900,000	(2)

(1)	The 2013 Long-Term Incentive Plan was approved by the Company’s stockholders on February 6, 2013. The 2013 Long-Term Incentive Plan is the currently the Company’s only equity compensation plan.
(2)	The 2013 Long-Term Incentive Plan permits our compensation committee to grant shares of restricted stock.

Dividends

We have not paid in the past and we do not anticipate paying in the future cash dividends on our common stock. We anticipate that we will retain future earnings, if any, to finance the continued development and expansion of our business. Our ability to pay dividends is restricted under the terms of our senior credit facility and may be restricted under other agreements governing our outstanding indebtedness from time to time. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, general economic conditions and other factors considered relevant by our board of directors.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Senior Credit Facility” for a description of the restrictions in our senior credit facility on our ability to issue dividends.

Stock Sales

On May 28, 2013, Brookside Mezzanine Fund II, L.P. (“Brookside”) and Legg Mason SBIC Mezzanine Fund, L.P. (“Legg Mason”) purchased senior subordinated notes in the aggregate amount of $6 million to partially finance our acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC. In connection therewith, on May 28, 2013, Brookside and Legg Mason each purchased a warrant to purchase up to the number of Class A units of LTN Acquisition, LLC (the direct parent of LTN Staffing, LLC, our predecessor) equal to 2% and 1%, respectively, of the issued and outstanding Class A units on a fully-diluted basis (amounting to 598,765 and 299,337 Class A units, respectively, as of the date of issuance of the warrants). The warrants had an exercise price (subject to adjustment) of $0.01 per unit. $666,112 of the aggregate $4 million purchase price of the senior subordinated note and warrant purchased by Brookside was allocated to the purchase of Brookside’s warrant, $410,882 of the aggregate $2 million purchase price of the senior subordinated note and warrant purchased by Legg Mason was allocated to the purchase of Legg Mason’s warrant. Following the merger of LTN Acquisition, LLC with and into LTN Staffing, LLC and the conversion of LTN Staffing, LLC into a Delaware corporation (i.e., BG Staffing Inc.), these warrants were replaced with warrants to purchase up to 119,476 and 59,729 shares of common stock of BG Staffing, Inc., respectively, at an exercise price of $0.01 per share. On December 19, 2013, the subordinated debt holders exercised their warrants to purchase 179,205 shares of our common stock for a total of $200. The warrants and underlying shares of common stock were issued without registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

There were no share repurchases during the fourth quarter of the 2013 fiscal year.

Item 6.  Selected Financial Data.

The following tables set forth our summary consolidated historical and pro forma financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report. The statement of operations data for the fiscal years ended December 29, 2013, December 30, 2012 and December 25, 2011 and the balance sheet data as of December 29, 2013 and December 30, 2012 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the fiscal years ended December 26, 2010 and December 27, 2009 and the balance sheet data as of December 25, 2011, December 26, 2010 and December 27, 2009 set forth below were derived from our audited financial statements not included in this Annual Report.

	Fiscal Years Ended
	2013	2012	2011 (1)	2010	2009
	(dollars in thousands, except per share data)
Revenues	$151,678	$76,759	$50,120	$39,778	$35,044
Gross profit	29,062	15,552	9,588	6,837	5,204
Selling, general and administrative expenses	19,275	10,606	6,852	5,665	3,872
Depreciation and amortization	4,894	4,469	2,750	1,603	1,429
Operating income (loss)	4,893	477	(14)	(431)	(97)
Gain on extinguishment of debt, net (1)	-	-	2,588	-	-
Interest expense, net	4,058	2,195	2,921	2,477	1,714
Income (loss) before income taxes	835	(1,718)	(347)	(2,908)	(1,811)
Income tax benefit (expense)	7,463	(32)	65	291	-
Net income (loss)	$8,298	$(1,750)	$(282)	$(2,617)	$(1,811)

Pro Forma C Corporation Data (2):
Historical income (loss) before taxes	835	$(1,718)	$(347)
Pro forma income tax (provision) benefit	(536)	588	3
Pro forma income (loss)	299	$(1,130)	$(344)
Pro forma income (loss) per share – basic	0.06	$(0.27)	$(0.60)
Pro forma income (loss) per share – diluted	0.05	$(0.27)	$(0.60)
Pro forma weighted average shares outstanding – basic	5,425	4,120	570
Pro forma weighted average shares outstanding – diluted	5,646	4,120	570

Other Financial Data:
Adjusted EBITDA (3)	$10,829	$5,489	$3,014	$2,014	$1,507

	As of Fiscal Year Ended
	2013	2012	2011	2010	2009
	(dollars in thousands)
Working capital	$8,391	$1,473	$1,030	$(5,713)	$(2,030)
Total assets	$58,665	$37,143	$24,410	$15,969	$13,437
Total outstanding borrowings	$32,385	$22,518	$17,900	$20,481	$18,919
Total long-term liabilities	$33,703	$23,542	$18,450	$16,253	$15,631
Equity (deficit)	$8,103	$1,683	$(1,147)	$(10,753)	$(8,136)

(1)	In November 2011, the Company recorded a $2.6 million gain on extinguishment of debt related to the restructuring of its debt obligations.

(2)	For comparative purposes, information related to pro forma (provision) benefit for income taxes, pro forma income (loss) and pro forma income (loss) per share has been included assuming the Company had been taxed as a C corporation for the periods presented in the audited historical consolidated financial statements (Fiscal 2013, Fiscal 2012 and Fiscal 2011).

(3)	We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Annual Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles (GAAP) can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, the financial covenants in our senior credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, gain on early extinguishment of debt, management fees, transaction fees related to our acquisitions, and other non-cash expenses such as the put option adjustment and stock compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We ceased paying management fees upon the consummation of the Reorganization. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from, or as an alternative to, GAAP measures such as net income (loss). Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise, and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Annual Report and the reconciliation to Adjusted EBITDA from net income (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income (loss) to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Fiscal Years Ended
	2013	2012	2011	2010	2009
	(dollars in thousands)
Net income (loss)	$8,298	$(1,750)	$(282)	$(2,617)	$(1,811)
Interest expense, net	4,058	2,195	2,921	2,477	1,714
Income tax expense (benefit)	(7,463)	32	(65)	(291)	-
Depreciation and amortization	4,894	4,469	2,750	1,603	1,429
Gain on extinguishment of debt, net	-	-	(2,588)	-	-
Management fees	175	175	-	175	175
Transaction fees	631	368	278	666	-
Put option adjustment	236	-	-	-	-
Adjusted EBITDA	$10,829	$5,489	$3,014	$2,013	$1,507

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of this Annual Report. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited financial statements and related notes thereto and other financial information included in this report.

Our financial information may not be indicative of our future performance.

Basis of Presentation

We operate under a 52/53 week fiscal year. Our last three completed fiscal years ended on December 25, 2011 (“Fiscal 2011”), December 30, 2012 (“Fiscal 2012”) and December 29, 2013 (“Fiscal 2013”). Fiscal 2011 consist of 52 weeks, Fiscal 2012 consists of 53 weeks and Fiscal 2013 consists of 52 weeks. The differing length of certain fiscal years may affect the comparability of certain data. For example, in Fiscal 2012, the additional week increased revenues by $1.3 million and costs by approximately $1.2 million with an immaterial effect on the operating income and net loss.

Overview

We are a provider of temporary staffing services and have completed a series of acquisitions, which includes BG Personnel LP in May 2010, JNA Staffing, Inc. in December 2010, Extrinsic, LLC in November 2011, American Partners, Inc. (“API”) in December 2012 and InStaff in May 2013. We operate within three industry segments: Light Industrial, Multifamily and IT Staffing. We provide services to customers within the U.S.

The Light Industrial segment provides temporary workers to primarily distribution and logistics customers in Illinois, Wisconsin, Texas and Mississippi. As of May 28, 2013, the Light Industrial Segment has been expanded by the acquisition of InStaff, which has branches in Texas and Mississippi. InStaff’s revenue was $53.5 million in Fiscal 2012.

The Multifamily segment provides front office and maintenance personnel on a temporary basis to, various apartment communities, in Texas and expanding into other states, via property management companies responsible for the apartment communities’ day to day operations.

The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementations and maintenance projects.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales, and have been derived from our consolidated financial statements.

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(dollars in thousands)
Revenues	151,678	76,759	50,120
Cost of services	122,616	61,207	40,532
Gross profit	29,062	15,552	9,588
Selling, general and administrative expenses	19,275	10,606	6,852
Depreciation and amortization	4,894	4,469	2,750
Operating income (loss)	4,893	477	(14)
Gain on extinguishment of debt, net	-	-	2,588
Interest expense, net	4,058	2,195	2,921
Income (loss) before income taxes	835	(1,718)	(347)
Income tax benefit (expense)	7,463	(32)	65
Net income (loss)	8,298	(1,750)	(282)

Revenues	100.0%	100.0%	100.0%
Cost of services	80.8	79.7	80.9
Gross profit	19.2	20.3	19.1
Selling, general and administrative expenses	12.7	13.8	13.7
Depreciation and amortization	3.2	5.8	5.5
Operating income (loss)	3.3	0.7	(0.1)
Gain on extinguishment of debt, net	-	-	5.2
Interest expense, net	2.7	2.9	5.8
Income (loss) before income taxes	0.6	(2.2)	(0.7)
Income tax benefit (expense)	4.9	(0.1)	0.1
Net income (loss)	5.5%	(2.3)%	(0.6)%

Fifty-two Week Fiscal Year Ended December 29, 2013 (Fiscal 2013) Compared to Fifty-three Week Fiscal Year Ended December 30, 2012 (Fiscal 2012)

Revenues:

	Fiscal Year Ended
	December 29, 2013	December 30, 2012
	(dollars in thousands)
Revenues by Segment:
Light Industrial	$71,579	$39,272
Mutlifamily	23,790	18,216
IT Staffing	56,309	19,271
Total Revenues	$151,678	$76,759

Light Industrial Revenues: Light Industrial revenues have increased $32.3 million (82.3%) from $39.3 million Fiscal 2012 to $71.6 million Fiscal 2013, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff.

Multifamily Revenues: Multifamily revenues increased $5.6 million (30.6%) from $18.2 million in Fiscal 2012 to $23.8 million in Fiscal 2013, due to an increase in bill rates, as well as an increase in volume. Revenue at existing branches increased approximately $1.8 million, and revenue from new branches accounted for approximately $3.8 million of incremental 2013 revenue.

IT Staffing Revenues: IT Staffing revenues increased $37.0 million (192.2%) from $19.3 million in Fiscal 2012 to $56.3 million Fiscal 2013, mainly due to the addition of the API operations. Fiscal 2012 revenues consist of the operations of Extrinsic, which was acquired in late 2011. Fiscal 2013 consists of operations of both Extrinsic and API, which was acquired in late 2012.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Fiscal Year Ended
	December 29, 2013	December 30, 2012
	(dollars in thousands)
Gross Profit by Segment:
Light Industrial	$8,623	$4,775
Mutlifamily	7,903	5,817
IT Staffing	12,536	4,960
Total Gross Profit	$29,062	$15,552

	Fiscal Year Ended
	December 29, 2013	December 30, 2012

Gross Profit Percentage by Segment:
Light Industrial	12.0%	12.2%
Mutlifamily	33.2%	31.9%
IT Staffing	22.3%	25.7%
Company Gross Profit Percentage	19.2%	20.3%

Overall, our gross profit has increased $13.5 million (86.9%) from $15.6 million in Fiscal 2012 to $29.1 million in Fiscal 2013, mainly due to the increase in revenues. As a percentage of revenue, gross profit decreased slightly from Fiscal 2012 to Fiscal 2013, mainly due to the change in mix between the segments. Multifamily, which has the highest gross profit percentages, contributed approximately 37.4% of the Fiscal 2012 gross profit and approximately 27.2% of the Fiscal 2013 gross profit. Additionally, Light Industrial, which has the lowest gross profit percentages, contributed approximately 30.7% of the Fiscal 2012 gross profit and approximately 29.7% of the Fiscal 2013 gross profit. Finally, IT Staffing contributed approximately 31.9% of the Fiscal 2012 gross profit and approximately 43.1% of the Fiscal 2013 gross profit.

Light Industrial Gross Profit: Light Industrial gross profit increased $3.8 million (80.6%) from $4.8 million in Fiscal 2012 to $8.6 million in Fiscal 2013, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff. As a percentage of revenue, gross profit decreased from 12.2% Fiscal 2012 to 12.0% in Fiscal 2013. The decrease is mainly due to the continually increasing statutory costs related to state unemployment rates and workers compensation costs.

 Multifamily Gross Profit: Multifamily gross profit increased $2.1 million (35.9%) from $5.8 million in Fiscal 2012 to $7.9 million in Fiscal 2013, mainly due to an increase in volume primarily generated by the opening of new branches. As a percentage of revenue, gross profit increased from 31.9% in Fiscal 2012 to 33.2% in Fiscal 2013, mainly due to different pricing requirements in our expansion markets.

IT Staffing Gross Profit: IT Staffing gross profit increased $7.5 million (152.7%) from $5.0 million in Fiscal 2012 to $12.5 million in Fiscal 2013. As a percentage of revenue, gross profit decreased from 25.7% Fiscal 2012 to 22.3% Fiscal 2013, mainly due to the addition of API in December 2012, which operates at a lower profit margin than Extrinsic.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $8.7 million (81.7%) to $19.3 million Fiscal 2013 from $10.6 million in Fiscal 2012, primarily due to approximately $4.7 million of additional expenses incurred related to the expenses attributable to API, which was acquired in December 2012, and InStaff, which was acquired in May 2013, as well as approximately $0.6 million of additional expenses related to the new branches in the Multifamily segment opened after the first quarter of Fiscal 2012.

Depreciation and Amortization: Depreciation and amortization charges increased $0.4 million (9.5%) to $4.9 million in Fiscal 2013, compared to $4.5 million during Fiscal 2012. The increase in depreciation and amortization is primarily due to the amortization of intangible assets acquired in the acquisition of API in December 2012, and InStaff in May 2013.

Interest Expense, net: Interest expense, net was $4.1 million in Fiscal 2013 compared to $2.2 million in Fiscal 2012, an increase of $1.9 million, which relates to the senior credit facility and to the new $6 million of subordinated loans issued in conjunction with the acquisition of InStaff on May 28, 2013. While the average debt balance has increased from 2012 to 2013, the interest rates decreased due to the amending of the senior credit facility agreement in December 2012.

Income Taxes: We had income tax benefit of $7.5 million in Fiscal 2013, compared to income tax expense of $0.03 million in Fiscal 2012. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations. Consequently, federal and state income taxes were not payable, or provided for, except for those subsidiaries that are taxed as C corporations. Accordingly, the financial statements reflect the impact of income taxes for only the taxable subsidiaries. Members are taxed individually on their share of our pre-reorganization earnings not earned in the C corporations. We converted to a C corporation on November 3, 2013.

Fifty-three Week Fiscal Year Ended December 30, 2012 (Fiscal 2012) Compared to Fifty-two Week Fiscal Year Ended December 25, 2011 (Fiscal 2011)

Revenues:

	Fiscal Year Ended
	December 30, 2012	December 25, 2011
	(dollars in thousands)
Revenues by Segment:
Light Industrial	$39,272	$34,115
Mutlifamily	18,216	14,062
IT Staffing	19,271	1,943
Total Revenues	$76,759	$50,120

Light Industrial Revenues: Light Industrial revenues increased $5.2 million (15.2%) from $34.1 million in Fiscal 2011 to $39.3 million in Fiscal 2012, mainly due to increased volume, as bill rates and pay rates have remained consistent between years.

Multifamily Revenues: Multifamily revenues increased $4.1 million (29.1%) from $14.1 million in Fiscal 2011 to $18.2 million in Fiscal 2012, mainly due to an increase in volume at existing branches. Bill rates and pay rates have remained consistent between years. Additionally, during 2012, the Multifamily segment opened four new branches, accounting for approximately $0.8 million of 2012 revenue.

IT Staffing Revenues: IT Staffing revenues increased $17.4 million (915.8%) from $1.9 million in Fiscal 2011 to $19.3 million in Fiscal 2012. We entered into the IT Staffing segment in November 2011 with the acquisition of Extrinsic LLC. We added to the IT Staffing segment with the acquisition of API in December 2012. IT Staffing revenues represent 5 weeks of operations in Fiscal 2011 and 53 weeks of operations in Fiscal 2012.

Gross Profit:

Gross profit represents revenues from services less cost of services, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Fiscal Year Ended
	December 30, 2012	December 25, 2011
	(dollars in thousands)
Gross Profit by Segment:
Light Industrial	$4,775	$4,489
Mutlifamily	5,817	4,589
IT Staffing	4,960	511
Total Gross Profit	$15,552	$9,588

	Fiscal Year Ended
	December 30, 2012	December 25, 2011

Gross Profit Percentage by Segment:
Light Industrial	12.2%	13.2%
Mutlifamily	31.9%	32.6%
IT Staffing	25.7%	26.3%
Company Gross Profit Percentage	20.3%	19.1%

Overall, our gross profit has increased $6.0 million (62.5%) from $9.6 million in Fiscal 2011 to $15.6 million in Fiscal 2012, mainly due to the increase in revenues. As a percentage of revenue, gross profit increased from 19.1% in Fiscal 2011 to 20.3% in Fiscal 2012 mainly due the shift in mix to higher margin assignments.

Light Industrial Gross Profit: Light Industrial gross profit increased $0.3 million (6.7%) from $4.5 million in Fiscal 2011 to $4.8 million in Fiscal 2012, mainly due to the increase in revenue. As a percentage of revenue, gross profit decreased from 13.2% in Fiscal 2011 to 12.2% in Fiscal 2012, mainly due to an increase in statutory costs, particularly relating to state unemployment taxes, and workers’ compensation costs.

Multifamily Gross Profit: Multifamily gross profit increased $1.2 million (26.1%) from $4.6 million in Fiscal 2011 to $5.8 million in Fiscal 2012, mainly due to an increase in revenue. As a percentage of revenue, gross profit decreased from 32.6% in Fiscal 2011 to 31.9% in Fiscal 2012, mainly due to an increase in statutory costs and the different pricing requirements in our expansion markets.

IT Staffing Gross Profit: IT Staffing gross profit increased $4.5 million (900.0%) from $0.5 million in Fiscal 2011 to $5.0 million in Fiscal 2012. As a percentage of revenue, gross profit slightly decreased from 26.3% in Fiscal 2011 to 25.7% in Fiscal 2012. As stated above, we entered into the IT Staffing segment in November 2011 with the acquisition of Extrinsic LLC. We added to the IT Staffing segment with the acquisition of API in December 2012. The IT Staffing revenue represents 5 weeks of operations in Fiscal 2011 and 53 weeks of operations in Fiscal 2012.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $3.7 million (53.6%) to $10.6 million in Fiscal 2012 from $6.9 million in Fiscal 2011, primarily due to approximately $0.4 million of additional expenses incurred related to the new branches in the Multifamily segment opened in Fiscal 2012, as well as an increase of approximately $2.2 million in expenses related to the first full year of operations in the IT Staffing segment.

 Depreciation and Amortization: Depreciation and amortization charges increased $1.7 million (60.7%) to $4.5 million during Fiscal 2012, compared to $2.8 million during Fiscal 2011. The increase in depreciation and amortization is primarily due to the amortization of intangible assets acquired in the acquisitions of Extrinsic in November 2011 and API in December 2012.

Interest Expense, net: Interest expense, net was $2.2 million during Fiscal 2012 compared to $2.9 million during Fiscal 2011, a decrease of $0.7 million, primarily due to a decrease in debt outstanding as a result of the debt restructuring, which included renegotiated interest rates, in Fiscal 2011.

Income Taxes: We had an income tax benefit of $0.07 million in Fiscal 2011, compared to income tax expense of $0.03 million in Fiscal 2012. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations. Consequently, federal and state income taxes were not payable, or provided for, except for those subsidiaries that are taxed as C corporations. Accordingly, the financial statements reflect the impact of income taxes for only the taxable subsidiaries. Members are taxed individually on their share of our pre-reorganization earnings not earned in the C corporations. We converted to a C corporation on November 3, 2013.

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

At December 29, 2013, we had approximately $4.0 million in borrowing availability pursuant to our senior credit facility, and we are in compliance with all debt covenants.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(dollars in thousands)
Net cash provided by operating activities	$2,282	$3,019	$1,872
Net cash used in investing activities	(10,839)	(11,108)	(7,387)
Net cash provided by financing activities	8,557	8,089	5,515
Net change in cash and cash equivalents	$-	$-	$-

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, changes in deferred income taxes and gain on early extinguishment of debt, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accounts payable and accrued expenses.

During Fiscal 2013, net cash provided by operating activities was $2.3 million, compared to cash provided by operating activities of $3.0 million for Fiscal 2012. This decrease is mainly due to the increased volume of operations due to the acquisitions of API and InStaff.

During Fiscal 2012, net cash provided by operating activities was $3.0 million, an increase of $1.1 million compared to Fiscal 2011. This increase is primarily attributed to the expansion of our operations to include the first full year of our IT Staffing segment, with an increase in gross profit from $0.5 million in Fiscal 2011 to $5.0 million in Fiscal 2012, as well as the organic growth of our Multifamily segment, including the opening of new branches. Our working capital increased from $1.0 million in Fiscal 2011 to $1.5 million in Fiscal 2012.

During Fiscal 2011, net cash provided by operating activities was $1.9 million, an increase of $0.7 million compared to Fiscal 2010. This increase is primarily attributed to the expansion of our operations to include a full year of our Multifamily segment, which was acquired in May 2010. Our Multifamily segment gross profit increased from $2.6 million in Fiscal 2010 to $4.6 million in Fiscal 2011. Our working capital increased from $(5.7) million in Fiscal 2010 to $1.0 million in Fiscal 2011.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired, including contingent consideration, and capital expenditures.

In Fiscal 2013, we paid $9.0 million to acquire InStaff in May 2013 and we paid a working capital adjustment of $0.1 million to API in April 2013. We also paid $1.1 million of contingent consideration primarily related to the November 2011 acquisition of Extrinsic. We made capital expenditures of $0.2 million mainly related to furniture upgrades at API and additional computer equipment purchased in the ordinary course of business.

In Fiscal 2012, we paid $10.5 million of cash in the acquisition of substantially all of the assets of API. We also paid $0.1 million as a working capital adjustment related to the Fiscal 2011 acquisition of Extrinsic, LLC. Additionally, we paid $0.4 million in contingent consideration related to businesses acquired in Fiscal 2010. We made capital expenditures of $0.1 million mainly for the purchase of new computers and other IT items related to the opening of new branches.

In Fiscal 2011, we paid $7.0 million of cash in the acquisition of substantially all of the assets of Extrinsic, LLC. We also paid $0.4 million of contingent consideration related to businesses acquired in Fiscal 2010. We made capital expenditures of $41,000 in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our senior credit facility, and contributions from LTN Acquisition, LLC. We currently do not intend to pay cash dividends on our common stock.

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(dollars in thousands)
Proceeds from long-term debt	$6,000	$2,500	$2,027
Principal payments on long-term debt	(2,896)	(1,365)	(1,076)
Net borrowings under line of credit	7,100	3,000	300
Capital contributions from LTN Acquisition, LLC	-	4,085	4,549
Distributions to LTN Acquisition, LLC	(1,322)	(4)	-
Deferred financing costs	(325)	(127)	(285)
Net cash provided by financing activities	$8,557	$8,089	$5,515

In Fiscal 2013, in conjunction with the acquisition of InStaff, we renegotiated our senior credit facility, increasing our revolving line of credit from $12.0 million to $20.0 million. Additionally the Company issued two additional senior subordinated notes in an aggregate principal amount of $6 million and, in connection therewith, LTN Acquisition, LLC issued to each holder of such subordinated notes a warrant to purchase up to 2% and 1%, respectively, of the issued and outstanding Class A Units on a fully-diluted basis at an exercise price of $0.01 per Class A Unit. Following the merger of LTN Acquisition, LLC with and into LTN Staffing, LLC and the conversion of LTN Staffing, LLC into a Delaware corporation (BG Staffing, Inc.), these warrants were replaced with warrants to purchase up to 119,476 and 59,729 shares of common stock of BG Staffing, Inc., respectively, at an exercise price of $0.01 per share. On December 19, 2013, the subordinated debt holders exercised warrants to purchase 179,205 shares for a total of $200.

In Fiscal 2012, in conjunction with the acquisition of API, we renegotiated our senior credit facility, increasing our term loan from $4.6 million to $7.1 million and our revolving line of credit from $5.5 million to $12.0 million. Additionally, LTN Acquisition, LLC completed a private offering and issued 6 million Class A Units at $0.75 per unit, or $4.5 million. LTN Acquisition, LLC contributed the net proceeds of $4.1 million to LTN Staffing, LLC to fund, in part, the cash portion of the purchase price paid in connection with the our acquisition of API.

In Fiscal 2011, we negotiated a debt restructuring with certain existing related party term debt holders. This restructuring has been recorded as a non cash contribution from LTN Acquisition, LLC in LTN Staffing, LLC’s financial statements. As part of the restructuring, we retired $4 million of debt obligations in exchange for equity units of LTN Acquisition, LLC at a conversion rate of $0.58 per unit, which was the offering price of equity units sold in a private placement that was done at the same time as the debt restructuring. Related accrued interest totaling $1.1 million was also exchanged for equity units of LTN Acquisition, LLC at a conversion rate of $0.58 per unit. Debt holders also forgave $2.6 million of accrued interest, net of deferred financing costs, which was recorded as a gain on extinguishment of debt during 2011.

Senior Credit Facility

On January 29, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Fifth Third Bank. The Loan Agreement amended and restated that certain Loan and Security Agreement, dated as of May 24, 2010, as amended (the “Prior Loan Agreement”), which had until January 29, 2014 governed our senior credit facility.

The Loan Agreement governs our senior credit facility (which now matures on January 29, 2018), which permits the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base and the revolving loan commitment of $20.0 million. The borrowing base is adjusted on a monthly basis and is based on our accounts receivables. The Loan Agreement further provides for a term loan of approximately $11.3 million (“Term Loan A”) and a term loan of $8.0 million (“Term Loan B”), each of which matures on January 29, 2018. Our obligations under the Loan Agreement are secured by a continuing and unconditional first priority security interest in all of our tangible and intangible property.

Our senior credit facility and Term Loan A bear interest at the LIBOR Rate plus the Applicable Margin (as those terms are defined in the Loan Agreement). Accrued and unpaid interest on borrowings under our senior credit facility and Term Loan A are due and payable monthly in arrears and, with respect to Term Loan A, principal payments are required monthly and upon the occurrence of certain events. Term Loan B bears interest at a fixed rate of 11.0% per annum. Accrued and unpaid interest on borrowings under the Term Loan B are due and payable monthly in arrears, and principal payments are required upon the occurrence of certain events. Borrowings under our senior credit facility and Term Loan A were partially used to prepay the senior subordinated indebtedness of the Company (as described below under “–Subordinated Loans”).

At closing, we paid commitment fees of $100,000 (with respect to the senior credit facility and Term Loan A) and $160,000 (with respect to Term Loan B). We must pay an unused commitment fee of 0.25% of the difference between the Revolving Loan Commitment (i.e., $20.0 million) and the average daily balance of the senior credit facility for each month, payable in arrears, and a Compounding Deferred Fee (as defined in the Loan Agreement) on the earlier of the date Term Loan B matures or is paid in full.

The Loan Agreement contains negative covenants that, among other things, restricts our ability to, with certain exceptions, (i) incur indebtedness, (ii) grant liens, (iii) make investments, (iv) dispose of assets, (v) enter into mergers, consolidations or similar transactions, (vi) issue securities, (vii) pay dividends or make distributions, (viii) enter into transactions with affiliates or (ix) change the nature of their business.

In addition, the Loan Agreement requires us to satisfy certain financial covenants, specifically: (i) we may not permit the Debt Service Coverage Ratio (as defined in the Loan Agreement) for the four fiscal quarter period ending in March 2014 and for the four fiscal quarter period ending in each fiscal quarter thereafter to be less than 1.20 to 1.00; (ii) as of the end of each fiscal quarter for the four fiscal quarter period then ending, we may not permit the Total Funded Indebtedness to Adjusted EBITDA Ratio (as such term is defined in the Loan Agreement) to be greater than 3.50 to 1.00 for the four fiscal quarters ended in March 2014, 3.25 to 1.00 for the four fiscal quarters ended in June 2014, 3.25 to 1.00 for the four fiscal quarters ended in September 2014, 3.00 to 1.00 for the four fiscal quarters ended in December 2014, 3.00 to 1.00 for the four fiscal quarters ended in March 2015, and 2.50 to 1.00 for the four fiscal quarters ended in June 2015 and each fiscal quarter thereafter; (iii) we must have, as of the end of each fiscal quarter for the four fiscal quarters then ending, consolidated Adjusted EBITDA (as defined in the Loan Agreement) of least $9.5 million; and (iv) we may not incur capital expenditures in excess of $500,000 in the aggregate in any fiscal year).

We are permitted to prepay in part or in full amounts due under our senior credit facility and may prepay the Term A Loan and Term B Loan without penalty provided certain conditions are met. Events of default include, among other things, late payment or non-payment, breach of representations, breach of affirmative or negative covenants (including financial covenants), defaults on other indebtedness, default of a Borrower with respect to a material purchase or lease of goods or services where the default might reasonably be expected to have a Material Adverse Effect (as defined in the Loan Agreement), bankruptcy or insolvency, certain judgments, a Change of Control (as defined in the Loan Agreement) and impairment of collateral. If an event of default occurs, the interest rate applicable to our senior credit facility and Term Loan A will increase by 2% per annum, and the interest rate applicable to Term Loan B will increase by 2% per annum or to the default interest rate applicable to our senior credit facility and Term Loan A, whichever is higher.

A cash flow recapture mechanism was included in the senior credit facility through December 2012. Under the cash flow recapture, a certain percentage of excess cash flow was paid to the senior lender. We paid $485,000 to the senior lender in Fiscal 2012 under the cash flow recapture. This provision was eliminated from our senior credit facility as part of the renegotiated facility in Fiscal 2012.

Subordinated Loans

We had approximately $14.6 million of outstanding subordinated loans at December 29, 2013. The subordinated notes were prepaid on January 29, 2014 through the use of proceeds obtained pursuant to the Loan Agreement with Fifth Third (discussed above). The subordinated notes were expressly junior and subordinated only to the debt outstanding under the senior credit facility. Interest on the subordinated notes accrued at a rate of 14.0% per annum (of which 12% was cash and 2% was paid in kind). Accrued interest on the subordinated loans was approximately $0.6 million as of December 29, 2013. The subordinated loans required, effective December 30, 2012, that an excess cash flow payment to be made if specific thresholds were met. A mandatory principal payment of approximately $0.5 million was made in the first quarter of 2013. The subordinated loans were to mature on May 31, 2015. The former holders of the subordinated loans currently hold shares of our common stock, and therefore are related parties.

For all of our borrowings, we must comply with various financial covenants. As of December 29, 2013, we were in compliance with these covenants.

The foregoing is a summary of the material terms with respect to our senior credit facility and subordinated loans, and is qualified in its entirety by reference to the actual text of the agreements applicable to our senior credit facility and the subordinated loans.

Contractual Obligations

The following table summarizes our contractual obligations as of December 29, 2013.

	Payment by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations(1)	$32,385	$2,378	$17,007	$13,000	$-
Estimated interest on long-term debt obligations(2)	5,983	2,938	3,006	39	-
Operating lease obligations(3)	1,296	570	726	-	-
Total	$39,664	$5,886	$20,739	$13,039	$-

(1) Reflects the outstanding balance on our senior credit facility and our subordinated loans at December 29, 2013. The subordinated loans were prepaid on January 29, 2014. See “Liquidity and Capital Resources - Subordinated Loans”. For a more detailed description of our senior credit facility and subordinated notes, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report.

(2) In Fiscal 2013, borrowings under the term loan of our senior credit facility bore interest at 30-day LIBOR plus a margin that ranges from 3.75% to 4.5%, determined by certain thresholds. Borrowings under the revolver were subject to a borrowing base and bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75%. At December 29, 2013, the interest rates on our outstanding term loan and revolver were 4.7% and 3.9%, respectively. Borrowings under the subordinated loans bore interest at an annual rate of 14%, and was payable at an annual rate of 12% with the remaining interest paid in kind on a quarterly basis. For the purposes of this table, we have estimated interest expense to be paid during the remaining term of our revolving credit facility using the outstanding balance and interest rate as of December 29, 2013. Our actual cash payments for interest on the senior credit facility will fluctuate as the outstanding balance changes with our cash needs and the LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt under our senior credit facility and subordinated loans, see Note10 to our audited consolidated financial statements included in this Annual Report. A one percentage point increase in our interest rate would cause an increase to interest expense of approximately $0.6 million for each of the “less than 1 year”, the “1 - 3 years” and the “3-5 years” periods.

(3) Represents the minimum lease payments due under our operating leases, excluding maintenance, insurance and taxes related to our operating lease obligation. For a more detailed description of our operating leases, see Note 12 to our audited consolidated financial statements found elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. Critical accounting policies reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions.

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

Goodwill and intangible assets

Goodwill is not amortized, but instead is measured at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently if conditions indicate an earlier review is necessary. If we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, we may use a qualitative assessment for the annual impairment test.

In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. We may also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value.

For reporting units where the qualitative assessment is not used, goodwill is tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. The fair value of the reporting unit is determined based on discounted cash flow projections. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.

If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to its implied fair value.

Based on our annual testing, we have determined that there was no goodwill impairment in Fiscal 2013, Fiscal 2012 or Fiscal 2011. As of December 29, 2013, we have allocated $4.5 million, $1.1 million, and $0.3 million of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively.

We do not hold any intangible assets with indefinite lives, with the exception of the InStaff tradename. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to five years, based on a pattern in which the economic benefit of the respective intangible asset is realized. We annually evaluate the remaining useful lives of our finite intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We also evaluate the recoverability of finite intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. We determined that there were no impairment indicators for these assets in Fiscal 2013, Fiscal 2012 or Fiscal 2011.

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

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. Borrowings under our existing senior credit facility bear floating interest rates that are tied to LIBOR and, therefore, our results of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an annual increase to the interest expense on our borrowings under our senior credit facilities of approximately $0.6 million.

 We do not have any foreign currency or any other derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data.

Page

Audited Consolidated Financial Statements of BG Staffing, Inc.

As of and for the Years ended December 29, 2013 and December 30, 2012:

Reports of Independent Registered Public Accounting Firms	30

Consolidated Balance Sheets	32

Consolidated Statements of Operations	33

Consolidated Statements of Changes in Stockholders’ and Member’s Equity (Deficit)	34

Consolidated Statements of Cash Flows	35

Notes to Consolidated Financial Statements	36-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BG Staffing, Inc.

We have audited the accompanying consolidated balance sheet of BG Staffing, Inc. (the “Company”), as of December 29, 2013 and the related consolidated statements of operations, changes in stockholders’ and member’s equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 29, 2013 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LTN Staffing, LLC and Subsidiaries

We have audited the accompanying consolidated balance sheet of LTN Staffing, LLC and Subsidiaries d/b/a BG Staffing (the “Company”) as of December 30, 2012, and the related consolidated statements of operations, changes in member equity (deficit), and cash flows for each of the years ended December 30, 2012 and December 25, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LTN Staffing, LLC and Subsidiaries d/b/a BG Staffing as of December 30, 2012, and the results of their operations and their cash flows for each of the years ended December 30, 2012 and December 25, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas

May 1, 2013

BG Staffing, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2013	2012

Current assets
Accounts receivable (net of allowance for doubtful accounts of $439,886 and $214,012 at 2013 and 2012, respectively)	$23,347,449	$12,626,792
Prepaid expenses	1,465,741	551,983
Other current assets	436,796	211,718

Total current assets	25,249,986	13,390,493

Property and equipment, net	523,360	286,911

Other assets
Security deposits	1,193,608	95,239
Deferred financing charges, net	362,960	278,171
Deferred income taxes	7,255,164	-
Intangible assets, net	18,183,807	18,232,091
Goodwill	5,853,616	4,859,663

Total other assets	32,849,155	23,465,164

Total assets	$58,622,501	$37,142,568

Current liabilities
Long-term debt, current portion	$2,378,333	$2,378,333
Accrued interest	72,711	54,149
Accrued interest-related party	550,655	339,288
Accounts payable	1,933,214	2,246,360
Accrued expenses	7,122,875	3,364,347
Accrued payroll	1,002,301	397,236
Accrued workers’ compensation	1,142,486	610,114
Contingent consideration	1,946,848	1,850,000
Other current liabilities	560,750	619,938
Accrued taxes	148,759	57,895

Total current liabilities	16,858,932	11,917,660

Line of credit	13,000,000	5,900,000
Long-term debt, less current portion	2,378,333	4,756,667
Long-term debt-related party	14,628,099	9,483,209
Other long-term liabilities	3,654,463	3,329,691
Deferred tax liability	-	72,060

Total liabilities	50,519,827	35,459,287

Commitments and Contingencies

Member’s equity	-	1,683,281
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 5,598,847 and -0- shares issued and outstanding for 2013 and 2012, respectively	54,396	-
Additional paid in capital	1,066,820	-
Retained earnings	6,981,458	-
Total stockholders’ and member’s equity	8,102,674	1,683,281

Total liabilities and stockholders’ and member’s equity	$58,622,501	$37,142,568

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 29, 2013, December 30, 2012 and December 25, 2011

	2013	2012	2011

Revenues	$151,678,362	$76,759,068	$50,119,792

Cost of services	122,616,176	61,206,657	40,531,408

Gross profit	29,062,186	15,552,411	9,588,384

Selling, general and administrative expenses	19,039,556	10,606,538	6,851,687

Depreciation and amortization	4,894,454	4,469,141	2,750,391

Operating income (loss)	5,128,176	476,732	(13,694)

Gain on extinguishment of debt, net	-	-	2,587,933

Interest expense, net	(1,894,641)	(874,955)	(918,066)

Interest expense-related party	(2,162,614)	(1,319,776)	(2,003,171)

Change in fair value of put option	235,612	-	-

Income (loss) before income taxes	835,309	(1,717,999)	(346,998)

Income tax benefit (expense)	7,462,960	(31,858)	65,214

Net income (loss)	$8,298,269	$(1,749,857)	$(281,784)

Net income per share:

Basic	$1.53	$-	$-

Diluted	$1.47	$-	$-

Shares:

Basic	5,424,620	-	-

Diluted	5,646,389	-	-

Pro forma C corporation data (unaudited):

Historical income (loss) before taxes	$835,309	$(1,717,999)	$(346,998)

Pro forma income tax (expense) benefit	(536,009)	587,632	3,260

Pro forma income (loss)	$299,300	$(1,130,367)	$(343,738)

Pro forma earnings (loss) per share:

Basic	$0.06	$(0.27)	$(0.60)

Diluted	$0.05	$(0.27)	$(0.60)

The accompanying notes are an integral part of the these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBER’S EQUITY (DEFICIT)

Years ended December 29, 2013, December 30, 2012 and December 25, 2011

			Common		Additional
	Member’s	Preferred	stock		paid in	Retained
	Equity	stock	Shares	Par Value	capital	Earnings	Total

Member’s deficit, December 26, 2010	$(10,753,083)	$-	-	$-	$-	$-	$(10,753,083)

Net loss	(281,784)	-	-	-	-	-	(281,784)

Contributions from Parent	9,887,430	-	-	-	-	-	9,887,430

Member’s deficit, December 25, 2011	(1,147,437)	-	-	-	-	-	(1,147,437)

Net loss	(1,749,857)	-	-	-	-	-	(1,749,857)

Contributions from Parent	4,584,943	-	-	-	-	-	4,584,943

Distributions to Parent	(4,368)	-	-	-	-	-	(4,368)

Member’s equity, December 30, 2012	1,683,281	-	-	-	-	-	1,683,281

Distributions to members	(1,321,750)	-	-	-	-	-	(1,321,750)

Net income through date of conversion to C corporation	1,316,811	-	-	-	-	-	1,316,811

Member’s equity, November 4, 2013	1,678,342	-	-	-	-	-	1,678,342

Issuance of shares upon reincorporation to C corporation, net of offering costs	(1,678,342)	-	5,419,642	54,196	1,066,820	-	(557,326)

Exercise of common stock warrants	-	-	179,205	200	-	-	200

Net income	-	-	-	-	-	6,981,458	6,981,458

Stockholders’ equity, December 29, 2013	$-	$-	5,598,847	$54,396	$1,066,820	$6,981,458	$8,102,674

The accompanying notes are an integral part of the these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 29, 2013, December 30, 2012 and December 25, 2011

	2013	2012	2011

Cash flows from operating activities
Net income (loss)	$8,298,269	$(1,749,857)	$(281,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,894,454	4,469,141	2,750,391
Gain on extinguishment of related party debt, net	-	-	(2,587,933)
Amortization of deferred financing costs	240,421	90,337	385,536
Amortization of debt discounts	357,263	-	-
Put option adjustment	235,612	-	-
Loss on disposal of property and equipment	-	12,466	7,177
Provision for doubtful accounts	480,195	63,858	83,295
Deferred income taxes	(7,681,074)	(23,383)	38,890
Net changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(8,028,222)	308,349	(291,941)
Prepaid expenses and other assets	(573,908)	(440,749)	69,147
Security deposits	(224,613)	(63,079)	86,744
Accrued interest	18,562	1,081	39,018
Accrued interest-related party	637,456	675,497	1,367,701
Accounts payable	(313,146)	(1,560,681)	(678,599)
Accrued expenses	3,160,028	756,682	1,701,672
Accrued payroll	(159,848)	(187,740)	(559,560)
Accrued workers’ compensation	97,063	321,978	(82,725)
Contingent consideration	757,640	194,267	(176,000)
Other current liabilities	(59,188)	119,938	-
Accrued taxes	145,035	30,706	631

Net cash provided by operating activities	2,281,999	3,018,811	1,871,660

Cash flows from investing activities
Business acquired, net of cash received	(9,550,915)	(10,600,081)	(7,000,000)
Capital expenditures	(221,627)	(121,450)	(41,361)
Proceeds from sale of property and equipment	-	8,100	-
Contingent consideration paid	(1,066,035)	(394,266)	(345,500)

Net cash used in investing activities	(10,838,577)	(11,107,697)	(7,386,861)

Cash flows from financing activities
Borrowings under line of credit	7,100,000	3,000,000	300,000
Proceeds from issuance of long-term debt	6,000,000	2,500,000	2,026,923
Principal payments on long-term debt	(2,896,662)	(1,365,000)	(1,076,194)
Capital contributions from Parent	-	4,084,943	4,549,520
Net proceeds from issuance of common stock	200	-	-
Distributions to Parent	(1,321,750)	(4,368)	-
Deferred financing costs	(325,210)	(126,689)	(285,048)

Net cash provided by financing activities	8,556,578	8,088,886	5,515,201

Net decrease in cash	-	-	-

Cash, beginning of year	-	-	-

Cash, end of year	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$1,925,399	$1,120,025	$904,740
Cash paid for taxes, net of refunds	66,000	24,535	17,469

Non-cash transactions:
Prepaid offering costs	$557,326	$-	$-
Put options liability on detachable warrants	1,312,606	-	-
Contingent consideration paid through relief of accounts receivable	1,253,152	-	-
Notes payable exchanged for equity units of Parent	-	-	3,958,110
Accrued interest exchanged for equity units of Parent	-	-	1,083,966
Equity units of Parent issued in acquisition of business	-	500,000	-

The accompanying notes are an integral part of the these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2013, December 30, 2012 and December 25, 2011

note 1 - NATURE OF OPERATIONS

BG Staffing, Inc. (formerly LTN Staffing, LLC, a Delaware limited liability company whose sole member is LTN Acquisition, LLC (Parent)), is a provider of temporary staffing services that operates, through its wholly-owned subsidiaries BG Staffing, LLC, BG Staff Services, Inc., BG Personnel Services, LP and BG Personnel, LP (collectively, the Company), within the United States of America in three industry segments: Light Industrial, Multi-family, and IT Staffing.

In connection with the Company’s filing with the Securities and Exchange Commission, the Company reorganized. The reorganization was completed with a merger of the Parent with and into the Company, with the Company continuing as the surviving entity. Immediately following this merger, the Company converted to a C corporation for federal income tax purposes. We converted to a C corporation on November 3, 2013. All Unit, share, and per share amounts shown in these Consolidated Financial Statements reflect the affect of the conversion as of the earliest date shown.

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

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 29, 2013, the 53 weeks ended December 30, 2012, and the 52 weeks ended December 25, 2011.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform with the 2013 presentation.

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

Deferred Financing Charges

Deferred financing charges are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans payable. During 2013, 2012 and 2011, the Company recognized $240,421, $90,337 and $385,536 of amortization expense as a component of interest expense related to deferred financing charges, respectively. At December 29, 2013 and December 30, 2012, there were $362,960 and $278,171 of unamortized deferred financing charges, respectively.

Property and Equipment

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets using the straight-line method. The cost of leasehold improvements is amortized over their useful lives, or the applicable lease term, if shorter.

Years

Leasehold improvements	1-5
Furniture and fixtures	5-7
Computer systems	5
Vehicles	5

Intangible Assets

The Company does not hold any intangible assets with indefinite lives, with the exception of the InStaff trade name for $1,648,000. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, based on a pattern in which the economic benefit of the respective intangible asset is realized, as shown in the following table:

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in 2013 or 2012.

The Company annually evaluates the remaining useful lives of the above intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

Goodwill is not amortized, but instead is measured at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently if conditions indicate an earlier review is necessary. If we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, we may use a qualitative assessment for the annual impairment test.

In conducting the qualitative assessment, we assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. We may also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value.

For reporting units where the qualitative assessment is not used, goodwill is tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. The fair value of the reporting unit is determined based on discounted cash flow projections. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.

If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to its implied fair value.

Based on our annual testing, we have determined that there was no goodwill impairment in Fiscal 2013, Fiscal 2012 or Fiscal 2011. As of December 29, 2013, we have allocated $4,474,070, $1,073,755, and $305,791 of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively.

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

Income Taxes

Until November 3, 2013, the Company was treated as a partnership for federal income tax purposes except for BG Personnel Services, LP and B G Staff Services Inc., which are taxed as C corporations. Consequently, federal and state income taxes were not payable, or provided for, by the Company, except for those BG entities that were taxed as C corporations. Accordingly, the financial statements reflect the impact of income taxes for the taxable BG entities. Members were taxed individually on their share of the Company’s earnings, not earned in the C corporations, which were allocated among the members in accordance with the operating agreement of the Parent.

In connection with the Company’s reorganization (see Note 1), as of November 2013, we are treated as a C corporation for federal income tax purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future event, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to off set future tax benefits that may not be realized. There was no valuation allowance recorded as of December 29, 2013.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements was the largest benefit that had a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assessed all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of December 29, 2013 or December 30, 2012. The Company is open to examination by tax authorities for federal, state or local income taxes for periods beginning after 2010. The Company recognized any penalties and interest when necessary as tax expense. There were no penalties or interest recorded in Fiscal 2013.

Stock Based Compensation

The Parent had issued profits interests in the form of Class B Units to employees and directors. Compensation expense arising from the Parent Class B Units granted to the Company’s employees by the Parent was recognized as expense using the straight-line method over the vesting period, which represents the requisite service period. The fair value of the Class B Units was based on the fair value of the underlying unit. These units were converted to common stock as part of the Company’s conversion to a C corporation. See footnote 11 for further information.

In December 2013, the Company adopted a long term incentive plan. Under the plan various employees, directors and consultants may receive incentive stock options. The Company determines the fair value of options to purchase common stock using the Black-Scholes valuation model. The Company recognizes compensation expense over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. No incentive stock options have been granted under the plan as of December 29, 1013.

Pro Forma Earnings (Loss) Per Share

In connection with the Company’s reorganization (see Note 1), the pro forma earnings (loss) per share have been calculated as if the Company were a C corporation for federal income tax purposes for all periods presented. Pro forma earnings (loss) per share is calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of pro forma diluted earnings (loss) per share includes the dilutive effect of options to purchase common shares using the treasury stock method.

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

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Fair Value Measurements

The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt at December 29, 2013 and December 30, 2012 approximated the carrying value as the debt bears market rates of interest. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

In connection with the InStaff acquisition on May 28, 2013, the Company granted a put option liability which is carried at fair market value in other long-term liabilities on the consolidated balance sheets. The fair value of the put option was $1,312,606 at December 29, 2013. The put option liability is revalued at each balance sheet date at the greater of an adjusted EBITDA method or the fair market value. Changes in fair value are recorded as non-cash, non-operating income in the Company’s consolidated statements of operations. The liability is classified within Level 3 as the lack of an active market during 2013 impairs the calculation of fair market value as an unobservable input used to value the put option. There were no changes in fair value during Fiscal 2013. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during fiscal 2013.

Note 3 - ACQUISITIONS

InStaff Holding Corporation

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

The consolidated statements of operations include the operating results of InStaff from the date of acquisition. InStaff operations contributed approximately $35.4 million of revenue for the year ended December 29, 2013. The assets acquired from InStaff were assigned to the Light Industrial segment. The acquisition of InStaff allows the Company to strengthen and expand its operations in the Light Industrial segment. The primary factor contributing to the recognition of goodwill is the future expected growth of this business. This acquisition expands the Light Industrial product into new markets and associated cross-selling opportunities with existing clients. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$4,447,763
Property and equipment	136,993
Prepaid expenses and other current assets	790,715
Deposits and other assets	909,756
Intangible assets	4,729,000
Goodwill	1,025,165
Liabilities assumed	(1,802,864)

Total net assets acquired	$10,236,528

Cash	$9,436,528
Fair value of contingent consideration	800,000

Total fair value of consideration transferred for acquired business	$10,236,528

The preliminary allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$483,000	5 years
Trade name	$1,648,000	Indefinite
Customer list	$2,598,000	5 years
Total	$4,729,000

The Company does not believe that the final purchase price allocation will be materially different than its preliminary allocations.

The Company estimates that the revenues and net income (loss) that would have been reported if the acquisition of InStaff had taken place on the first day of Fiscal 2011 would be as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(dollars in thousands)
Revenue	$172,602	$115,060	$103,702
Net income (loss)	$8,317	$(958)	$23
Net income (loss) per share:
Basic	$1.53	$(0.23)	$0.04
Diluted	$1.47	$(0.23)	$0.04

American Partners, Inc.

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

The consolidated statements of operations include the operating results of API from the date of acquisition. The acquisition of API allows the Company to strengthen and expand its information technology consulting services. The assets acquired from API were assigned to the IT Staffing segment. The primary factor contributing to the recognition of goodwill is the future expected growth of this business. This acquisition expands the IT Staffing product into new markets and associated cross-selling opportunities with existing clients. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$5,033,178
Property and equipment	18,330
Prepaid expenses and other assets	12,193
Intangible assets	11,663,000
Goodwill	30,491
Liabilities assumed	(2,557,192)

Total net assets acquired	$14,200,000

Cash	$10,500,000
Deferred payment to sellers	2,000,000
Issuance of equity units of Parent	500,000
Fair value of contingent consideration	1,200,000

Total fair value of consideration transferred for acquired business	$14,200,000

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$190,000	5 years
Trade name	$2,432,000	5 years
Customer list	$9,041,000	5 years
Total	$11,663,000

The Company estimates that the revenues and net income for the year ended December 30, 2012 would have been reported if the acquisition of API had taken place on the first day of Fiscal 2011 would be as follows:

	2012	2011
	(dollars in thousands)
Revenue	$105,425	$75,708
Net income	$74	$1,578
Net income (loss) per share:
Basic	$0.02	$2.77
Diluted	$0.02	$2.77

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts for the fiscal years are as follows:

	2013	2012

Beginning balance	$214,012	$179,919
Provision for doubtful accounts	480,195	63,858
Accounts written off, net of recoveries	(254,321)	(29,765)

Ending balance	$439,886	$214,012

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 29, 2013 and December 30, 2012 consist of the following:

	2013	2012

Leasehold improvements	$72,165	$55,159
Furniture and fixtures	440,284	263,628
Computer systems	315,335	150,378
Vehicles	158,987	158,987
	986,771	628,152
Accumulated depreciation	(463,411)	(341,241)

	$523,360	$286,911

Total depreciation expense for the year ended 2013, 2012 and 2011 was $122,170, $79,245 and $118,841, respectively.

Note 6 - Intangible Assets

Finite and indefinite lived intangible assets as of December 29, 2013 and December 30, 2012 consist of the following:

	2013
			Net
		Accumulated	Carrying
	Gross Value	Amortization	Value
Finite lives:
Customer lists	$25,786,810	$12,862,053	$12,924,757
Trade names	3,970,000	1,167,767	2,802,233
Covenant not to compete	1,073,000	264,183	808,817
	30,829,810	14,294,003	16,535,807
Indefinite lives:
Trade names	1,648,000	-	1,648,000

Total	$32,477,810	$14,294,003	$18,183,807

	2012
			Net
		Accumulated	Carrying
	Gross Value	Amortization	Value
Finite lives:
Customer lists	$23,005,810	$9,079,208	$13,926,602
Trade names	5,941,238	2,149,805	3,791,433
Covenant not to compete	798,285	284,229	514,056

Total	$29,745,333	$11,513,242	$18,232,091

Estimated future amortization expense for the next five years is as follows:

Fiscal Year Ending:

2014	$4,736,600
2015	4,734,038
2016	4,363,164
2017	2,661,755
2018	40,250
Thereafter	-
$16,535,807

Total amortization expense for the year ended 2013, 2012 and 2011 was $4,772,284, $4,389,896 and $2,631,550, respectively. The weighted average amortization period for the finite intangibles is 4.5 years.

Note 7 - Goodwill

The changes in the carrying amount of goodwill during the years ended December 29, 2013 and December 30, 2012, were as follows:

	2013	2012

Beginning goodwill	$4,859,663	$4,797,960
Goodwill from acquisitions	1,025,165	61,703
Working capital adjustment to business acquisitions	(31,212)	-

Ending goodwill	$5,853,616	$4,859,663

The Company adjusted its purchase price allocation related to the 2012 API acquisition to record a working capital adjustment of $31,212, which decreased goodwill in 2013.

NOTE 8 - ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses as of December 29, 2013 and December 30, 2012 consist of the following:

	2013	2012

Subcontractor payable	$2,367,131	$600,530
Accrued bonuses and commissions	696,207	354,316
Payroll taxes	2,947,134	708,773
Others	1,112,403	1,700,728
	$7,122,875	$3,364,347

Other long-term liabilities as of December 29, 2013 and December 30, 2012 consist of the following:

	2013	2012
Earn out payable	$2,341,857	$3,329,691
Put option liability	1,312,606	-
	$3,654,463	$3,329,691

Required future earnout payments are due periodically through the year 2016 to various parties with $2,350,000 in maximum cash to be paid.

Note 9 - Income Taxes

The Company's income tax (expense) benefit for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 is comprised of the following:

	2013	2012	2011
Current Federal income taxes	$(61,192)	$(20,956)	$-
Current state income taxes	(94,261)	(34,285)	(17,944)
Deferred income taxes	7,618,413	23,383	83,158
Total income tax (expense) benefit	$7,462,960	$(31,858)	$65,214

Significant components of the Company’s current and noncurrent deferred income taxes as of December 29, 2013 and December 30, 2012 are as follows:

	2013	2012

Current deferred tax assets (liabilities)
Accrued payroll	$(17,549)	$-
Allowance for doubtful accounts	144,583	16,835
Workers’ compensation	182,773	682

Net current deferred tax asset	$309,807	$17,517

Non-current deferred tax assets (liabilities)
Fixed assets	$(67,129)	$-
Goodwill and intangible assets	6,353,840	(72,060)
Accrued interest – related party	17,556	-
Contingent consideration	950,897	-

Net noncurrent deferred tax asset (liability)	$7,255,164	$(72,060)

Total deferred tax asset (liability)	$7,564,971	$(54,543)

The Company utilized all of its net operating loss carryforwards in 2012.

The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 29, 2013, or December 30, 2012.

The income tax provision, reconciled to the tax computed at the statutory Federal rate, is as follows:

	2013	2012	2011

Tax expense (benefit) at Federal statutory rate of 34%	$284,005	$(584,120)	$(117,979)
State income taxes, net of federal benefit	67,076	22,628	11,843
Meals and entertainment, and other	136,293	4,980	7,833
Partnership income not taxed	(468,199)	588,370	33,089
Conversion from nontaxable partnership to corporation	(7,476,869)	-	-
Other	(5,266)	-	-

Income tax (benefit) expense	$(7,462,960)	$31,858	$(65,214)

Note 10 - Debt

The Company has a senior credit facility effective May 24, 2010, as amended. As of December 29, 2013, the senior credit facility provides for a $20.0 million revolving line of credit (“Revolver”) and a $7.1 million term loan facility (“Term Loan”). On December 3, 2012, in conjunction with the acquisition of API, the Company entered into an amendment with its lenders under the senior credit facility. The amendment increased the Revolver to $12.0 million and the Term Loan to $7.1 million. On May 28, 2013, in conjunction with the InStaff acquisition, the Company drew an additional $3.0 million on the senior credit facility, which was amended as part of this transaction to increase the Revolver from $12.0 million to $20.0 million.

As of December 29, 2013 and December 30, 2012, $13.0 million and $5.9 million were outstanding on the Revolver, respectively. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75% (3.9% at December 29, 2013), and are secured by all assets of the Company. The Company has guaranteed any borrowings under this line of credit. As of December 29, 2013, maximum additional available borrowings under this revolving line of credit were approximately $3.2 million. The Revolver matures on January 29, 2018.

The Company also has subordinated loans with two private lenders. The holders of these subordinated loans also hold equity interests of the Company, and therefore, are related parties. On May 28, 2013, in conjunction with the InStaff acquisition, the Company issued $6.0 million of new subordinated loans. The subordinated loans require an annual mandatory prepayment of principal to be made if specific thresholds are met. The Company made such a mandatory prepayment of approximately $0.5 million in the first quarter of 2013.

Long-term debt consists of the following:

	2013	2012

Term Loan, payable to a bank in monthly installments of $198,194 with the remaining principal due in a one lump-sum payment at maturity. Interest is paid on a monthly basis at an annual interest rate of LIBOR plus a margin of 3.75% to 4.5%, determined by certain thresholds (4.7% at December 29, 2013). The Term Loan was due on November 21, 2014 and subsequently amended to be due on January 29, 2018 and is secured by all assets of the Company. The Company has guaranteed the borrowings under the Term Loan.	$4,756,666	$7,135,000

Subordinated Loans, principal is due in a one lump-sum principal payment to each private party. Interest accrues monthly at an annual rate of 14%, of which 12% is paid quarterly in cash and 2% is paid in kind. The Subordinated Loans are due in full in May 2015 and are subordinated to the Senior Credit Facility.	14,628,099	9,483,209

Total long-term debt	19,384,765	16,618,209
Less current portion	(2,378,333)	(2,378,333)

Long-term debt non-current portion	$17,006,432	$14,239,876

For all of its borrowings, the Company must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of December 29, 2013, the Company was in compliance with these covenants. Additionally, the Subordinated Loans contain a clause, effective December 30, 2012, that requires an excess cash flow payment to be made if certain thresholds are met.

On November 21, 2011, the Company negotiated a debt restructuring with certain existing related party term debt holders, at which time the debt holders forgave $2,587,933 of accrued interest, net of deferred financing costs, which was recorded as a gain on extinguishment of debt during 2011.

On May 28, 2013, in conjunction with the issuance of the $6.0 million of new subordinated loans, the Company issued to the subordinated debt holders warrants to purchase additional Class A Units of the Parent at an exercise price of $0.01 per unit.  On December 19, 2013, the subordinated debt holders exercised their warrants to purchase 179,205 shares for a total of $200. The Company recorded a debt discount in the amount of $1,076,994 to reflect the value of the warrants and is amortizing the discount over the life of the loans.

On January 29, 2014, the Company negotiated a debt restructuring, which was amended to increase the senior credit facility from $7.1 million to $11.3 million and added $8.0 million of subordinated debt. The Company had the intent and ability to refinance the obligation on a long term basis before the balance sheet date and has a portion classified as long term at December 29, 2013. In conjunction with the debt restructuring, the Subordinated Loans were repaid and $1.0 million was recorded as a loss on extinguishment of debt in first quarter of 2014.

Maturities on the Revolver and long-term debt obligations as of December 29, 2013, are as follows:

Fiscal Year Ending:

2014	$2,378,333
2015	17,006,432
2016	-
2017	-
2018	13,000,000
Thereafter	-
$32,384,765

Note 11 - EQUITY

In connection with the Company’s conversion to a C corporation (see Note 1), authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

On December 19, 2013, the subordinated debt holders exercised their warrants to purchase 179,205 shares for a total of $200. As of December 29, 2013, we have 5,598,847 shares of common stock outstanding and no shares of preferred stock outstanding.

Prior to the Company’s conversion to a C corporation, the Company was 100% owned by its Parent, who was the sole member. On December 3, 2012, the Parent issued 133,024 Class A Units, valued at $3.75 per unit, or $500,000, in conjunction with the Company’s acquisition of API. This issuance of units was recorded as a noncash contribution from the Parent. Additionally, on December 3, 2012, the Parent completed a private offering and issued 1,200,000 Class A Units at $3.75 per unit, or $4,500,000. The Parent contributed the net proceeds of $4,084,943 to the Company to fund, in part, the cash portion of the purchase price paid in connection with the Company’s acquisition of API.

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

The Units were intended to be profits interests of the Parent and the Company, which is the only operating company within the Parent. Thus, holders of the Units would only participate in profits/distributions that are generated by the Company after the grant date. The fair value of each Unit granted was estimated on the date of the grant utilizing a market approach, by applying multiples (which are based on the Company’s recent mergers and acquisitions) to projected annual results of the Company and performing an allocation to the Units according to the Parent’s Amended and Restated Limited Liability Company Agreement (which dictates the participation rights of the Units in any type of transaction or event). As the allocation resulted in no remaining distributions available for the Class B Units (after the payment of debt obligations and distributions to the Class A Units), the Company determined that the Units had no value at the date of the grant, and therefore, the Company did not recognize compensation expense for Units granted during the years ended December 29, 2013 and December 30, 2012. In connection with the Company’s conversion to a C corporation (see Note 1), all vested units were converted to shares of common stock at agreed upon ratios on the date of conversion.

A summary of the Units issued by the Parent is presented as follows:

Number
of Units

Outstanding as of December 26, 2010	11,860
Granted	-
Outstanding as of December 25, 2011	11,860
Granted at $5.41 per Unit	272,447
Granted at $9.38 per Unit	60,000

Outstanding as of December 30, 2012	344,307
Granted	-
Forfeited	(22,704)
Converted to Common Stock- November 3, 2013	(321,603)

Outstanding as of December 29, 2013	-

A summary of the status of the Parent’s nonvested Units is presented as follows:

Number
of Units

Nonvested as of December 26, 2010	61,704

Granted	-
Vested	(30,852)
Forfeited	-

Nonvested as of December 25, 2011	30,852

Granted	3,291,478
Vested	(3,004,645)
Forfeited	-

Nonvested as of December 30, 2012	317,685
Granted	-
Vested	(105,895)
Forfeited	(211,790)

Nonvested as of December 29, 2013	-

On December 20, 2013, the board of directors adopted the 2013 Long-term Incentive Plan (the “2013 Plan”). The 2013 Plan will provide for the grant of incentive stock options, within the meaning of Section 422 of the Code, to company employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to company employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 900,000 shares of our common stock will be reserved for issuance pursuant to our 2013 Plan. As of December 29, 2013, there were no shares granted under the 2013 Plan.

Note 12 - Operating Leases

The Company is a party to leases for its facilities, expiring at various dates through fiscal year 2017. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses in the consolidated balance sheets. Total rental expense charged to operations amounted to $648,133, $397,039 and $325,121 for years ended 2013, 2012 and 2011, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 29, 2013:

Fiscal year ending:

2014	$569,822
2015	387,880
2016	228,868
2017	109,453

Note 13 - Related Party Transactions

Through ownership of the Parent, the Company is affiliated with multiple investors. Two of these investors are private lenders that also hold the Subordinated Loans. See Note 10 for further discussion. Interest payments totaling $1,211,035, $644,278 and $489,071 were made to these investors during the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively. Accrued interest of $550,655 and $339,288 was due to these investors as of December 29, 2013 and December 30, 2012, respectively.

The Company was under a Management Services Agreement until November 4, 2013 with a firm associated with one of the aforementioned investors. The Company incurred costs of $175,000, $131,250 and $-0- in management fees during the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively. Accrued management fees owed under this agreement were $-0- and $43,750 as of December 29, 2013 and December 30, 2012, respectively.

Note 14 - Concentration of credit risk

Concentration of credit risk is limited due to the Company’s diverse customer base. No single customer accounted for more than 10% of the Company’s revenue or accounts receivable for the years ended December 29, 2013, December 30, 2012 and December 25, 2011.

NOTE 15 - Contingencies

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. While uncertainties are inherent in the final outcome of such matters, the Company believes that there are no pending proceedings in which the Company is currently involved that will have a material effect on its financial position, results of operations, or cash flow.

note 16- Employee benefit plan

The Company provides a defined contribution plan (the 401(k) Plan) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $143,437, $37,842 and $13,114 to the 401(k) Plan in fiscal years 2013, 2012 and 2011, respectively.

NOTE 17 - business segments

The Company operates within three industry segments: Light Industrial, Multi-family and IT Staffing. The Light Industrial segment provides temporary workers to manufacturing companies on a nationwide basis. The Multi-family segment provides front office and maintenance personnel on a temporary basis to various apartment communities, mainly in Texas, via property management companies responsible for the apartment community’s day to day operations. The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementations and maintenance projects. The Company provides services to customers within the United States of America.

Segment profit (loss) includes all revenue, cost of services, and direct selling expenses and excludes all general and administrative (corporate) expenses. Included in corporate are general corporate expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

	2013	2012	2011

Revenue:
Light Industrial	$71,579,162	$39,272,457	$34,114,676
Multi-family	23,790,494	18,216,087	14,062,227
IT Staffing	56,308,706	19,270,524	1,942,889

Total	$151,678,362	$76,759,068	$50,119,792

Income tax benefit (expense):
Light Industrial	$(165,723)	$-	$-
Multi – family	(15,887)	(31,858)	65,214
IT Staffing	(12,103)	-	-
Corporate	7,656,673	-	-

Total	$7,462,960	$31,858	$65,214

Net Income (Loss):
Light Industrial	$3,489,935	$379,391	$(77,006)
Multi-family	2,975,520	2,240,688	1,801,606
IT Staffing	1,984,803	404,850	(138,935)
Corporate	3,905,266	(2,580,055)	(1,534,145)
Interest expense, net	(4,057,255)	(2,194,731)	(333,304)

Total	$8,298,269	$(1,749,857)	$(281,784)

51

	2013	2012	2011

Total Assets:
Light Industrial	$21,187,881	$8,060,920	$9,282,776
Multi-family	5,806,948	4,292,286	3,856,862
IT Staffing	23,644,464	24,320,191	10,954,931
Corporate	7,983,208	469,171	315,302

Total	$58,622,501	$37,142,568	$24,409,871

Depreciation:
Light Industrial	$60,621	$50,404	$104,122
Multi-family	23,543	16,061	11,581
IT Staffing	10,684	1,288	68
Corporate	27,322	11,492	3,070

Total	$122,170	$79,245	$118,841

Amortization:
Light Industrial	$735,212	$2,222,752	$2,270,366
Multi-family	164,722	432,111	232,834
IT Staffing	3,872,350	1,735,033	128,350
Corporate	-	-	-

Total	$4,772,284	$4,389,896	$2,631,550

Capital Expenditures:
Light Industrial	$146,114	$26,118	$7,318
Multi-family	24,563	31,008	8,971
IT Staffing	54,421	-	-
Corporate	133,522	64,324	25,072

Total	$358,620	$121,450	$41,361

NOTE 18 – PRO FORMA EARNINGS (LOSS) PER SHARE

Pro forma earnings (loss) per share has been calculated as if the Company were a C corporation for federal income tax purposes for all periods presented. Pro forma earnings (loss) per share is calculated using the weighted average shares outstanding. The weighted average shares outstanding used in the calculation of pro forma diluted earnings (loss) per share includes the dilutive effect of common stock equivalents to purchase common shares using the treasury stock method. The calculation of pro forma earnings (loss) per share was calculated as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Income (loss) before taxes	$835,309	$(1,717,999)	$(346,998)
Pro forma income tax (expense) benefit	(536,009)	587,632	3,260
Pro forma net income (loss)	$299,300	$(1,130,367)	$(343,738)

Shares:
Basic weighted average shares	5,424,620	4,120,206	569,928
Dilutive effect of potential common shares	221,769	-	-
Diluted weighted average shares	5,646,389	4,120,206	569,928

Pro forma basic earnings (loss) per share	$0.06	$(0.27)	$(0.60)
Pro forma diluted earnings (loss) per share	$0.05	$(0.27)	$(0.60)

For the years ended December 29, 2013, December 30, 2012 and December 25, 2011, giving effect to the reorganization and conversion to C corporation status as if they had occurred on the first day of fiscal 2011, the Company had 63,000, 185,861 and 63,000 common stock equivalents, respectively, that were antidilutive. As a result, the assumed shares under the treasury stock method have been excluded from the calculation of diluted earnings (loss) per share.

NOTE 19 – PRO FORMA C CORPORATION DATA

In connection with the Company’s filing with the Securities and Exchange Commission, the Company reorganized. The reorganization was completed with a merger of the Parent with and into the Company, with the Company continuing as the surviving entity. Immediately following this merger, the Company converted to a C corporation for federal income tax purposes. Upon conversion, the Company established a net current deferred tax assets of $431,032 and net long-term deferred tax assets of $7,045,837. The pro forma C corporation data for the years ended December 29, 2013 and December 30, 2012, are based on the historical consolidated statements of operations and give effect to pro forma taxes as if the Company were a C corporation for the entire duration of all periods presented.

NOTE 20 - Subsequent Events

On January 29, 2014, the Company negotiated a debt restructuring, which was amended to increase the senior credit facility from $7.1 million to $11.3 million and added $8.0 million of subordinated debt. In conjunction with the debt restructuring, the Subordinated Loans were repaid and $1.0 million was recorded as a loss on extinguishment of debt in first quarter of 2014.

On February 6, 2014, the board of directors approved a grant of 262,000 incentive stock options, 304,363 nonqualified stock options and 41,573 warrants under the 2013 Plan.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of the 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

Below is a list of names, ages and a brief account of the business experience of our executive officers and key members of management and of our directors:

Name	Age	Position
Douglas E. Hailey	51	Director
Richard L. Baum, Jr.	53	Director
L. Allen Baker, Jr.	63	Director, President and Chief Executive Officer
Michael A. Rutledge	44	Chief Financial Officer and Corporate Secretary
Thomas J. Leonard	43	President, American Partners- IT Staffing Division
Michael L. Miller	48	President, Extrinsic- IT Staffing Division
Beth A. Garvey	48	President, Light Industrial Division
A. Jamie Gile	48	President, Multifamily Division
Adam S. Tibbets	49	Chief Information Officer

Douglas E. Hailey served on the board of managers of LTN Acquisition, LLC since inception and has been appointed to our board of directors. Mr. Hailey is the managing director of Taglich Private Equity LLC. Mr. Hailey joined Taglich Brothers, Inc. in 1994 as Head of Investment Banking. He co-led the private equity initiative in 2001 and currently participates in evaluating and executing new investments. Prior to joining Taglich Brothers, Mr. Hailey spent five years with Weatherly Financial Group, assisting in sponsoring leveraged buyouts and three years in structured finance lending at Heller Financial and the Bank of New York. He received a Bachelor of Business Administration degree from Eastern New Mexico University and an MBA in Finance from the University of Texas. We believe that Mr. Hailey should serve as a member of our board of directors due to the perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

 Richard L. Baum, Jr. served on the board of managers of LTN Acquisition, LLC since inception and has been appointed to serve on our board of directors. Mr. Baum, Jr. joined Taglich Private Equity LLC in 2005 and currently is an active director with a number of private companies where Taglich has an investment. Prior to joining Taglich, Mr. Baum led a group that purchased a private equity portfolio from Transamerica Business Credit. From 1998 to 2003, Mr. Baum was a Managing Director in the small business merger and acquisition practices of Wachovia Securities and its predecessor, First Union Securities. From 1988 through 1998, Mr. Baum was a Principal with the Mid-Atlantic Companies, Ltd., a financial services firm acquired by First Union in 1998. Mr. Baum received a Bachelor of Science Degree from Drexel University and an MBA from the Wharton School of the University of Pennsylvania. We believe that Mr. Baum should serve as a member of our board of directors due to the perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

 L. Allen Baker, Jr. joined the board of managers of LTN Acquisition, LLC in 2008 while serving as the Executive Vice President/CFO of Impact Confections, Inc., a confections manufacturing company in Colorado, a position Mr. Baker held from 2002 through 2009 and has been appointed to our board of directors. He began serving as President and CEO of BG Staffing in 2009. From 1985 to 2002, Mr. Baker served as Executive Vice President and Chief Financial Officer of Piping Design Services, Inc. d/b/a PDS Technical Services, a national, privately held staffing company headquartered in the Dallas/Fort Worth area, with operations in 43 states. Prior to this position, he worked at Core Laboratories, Inc. as the Corporate Controller from 1980 to 1985 and as Data Processing Manager from 1976 to 1980. Mr. Baker held several computer programmer positions prior to joining Core Laboratories, Inc. He has a Bachelor of Science degree in mathematics with a minor in computer information systems from West Texas State University and an MBA from the University of Dallas. We believe that Mr. Baker should serve as a member of our board of directors due to his extensive managerial experience in the staffing industry.

 Michael A. Rutledge joined the company in September 2013 as Chief Financial Officer and also serves as Corporate Secretary. Prior to joining the company, Mr. Rutledge was the CFO/Vice President of Finance at the Houston Chronicle Media Group, a media corporation, where he worked during 2013. From 2010 to 2013, he served as Vice President of Finance for Cantel Medical Corp, a medical device company. From 2006 to 2010, he was the CFO of NF Smith & Associates, LLC, an international distributor of electronic component parts. From 2005 to 2006, he was the Corporate Controller of Financial Reporting for Core Laboratories NV, an oilfield services company. Mr. Rutledge was an audit senior manager with Ernst & Young LLP, an international accounting firm, from 1992 to 2005. He is a Certified Public Accountant in the state of Texas. Mr. Rutledge graduated from Texas A&M with a Bachelor of Business Administration degree in accounting.

 Thomas J. Leonard joined the company in December 2012 through the acquisition of American Partners, Inc., an IT staffing firm. Co-founder of American Partners, Inc., Mr. Leonard served as president since inception in 2007. In 1998, he was a founding partner of The Jotorok Group, an IT recruitment firm in the United States of America.  In 2004, The Jotorok Group merged with K2 Partnering Solutions, a provider of SAP contractors within the United States of America and Europe.  While with K2 Partnering Solutions, Mr. Leonard served as the Regional Partner of Sales, US, until the inception of American Partners, Inc. in 2007. Mr. Leonard held several IT recruiter positions prior to the inception of The Jotorok Group in 1998. He is a Certified Personnel Consultant and graduated from North Adams State College with a Bachelor of Science degree in marketing and management.

 Michael L. Miller joined the company in 2011 through the acquisition of Extrinsic, LLC, an IT staffing firm. Mr. Miller co-founded Extrinsic, LLC in 2004 and served as its president from inception. Before starting Extrinsic, LLC, he served as the Senior Regional Vice President from 2000 to 2004 and the Regional Vice President of Operations from 1998 to 2000 of Headway Corporate Resources, a national human resources management staffing company. Prior to Headway, from 1996-1998, Mr. Miller was Co-Owner and Vice President/General Manager of HealthMate, Inc., a healthcare corporation specializing in home health services, corporate occupational programs, and staffing. HealthMate was successfully sold to Intrepid Companies, Inc. in 1998. From 1990 to 1996, he was with MedStaff National Medical Staffing, Inc., a locum tenens company specializing in both physician contract and direct hire placements, serving in several positions and as Vice President of Operations and Customer Service from 1993 to 1996. Mr. Miller holds a Bachelor of Arts degree in business management from North Carolina State University.

 Beth A. Garvey joined the Company as the President of its Light Industrial Division through the acquisition of InStaff in May 2013. Ms. Garvey started at InStaff in 1998 as Director of Human Resources and was promoted to Director of Operations in 1999, and Vice President of Operations in 2000. Ms. Garvey served as the Senior Vice President of Operations from 2001 to 2003, and she served as Chief Operating Officer 2003 to 2009, at which time she became the Chief Executive Officer. Prior to joining InStaff, Ms. Garvey worked in Human Resources at El Chico Corporation from 1990 to 1994 and Madix Store Fixtures from 1986 to 1989.

 A. Jamie Gile joined the Company through its acquisition of the Multifamily Division in 2010.  Mr. Gile began working in the Multifamily Division in 1999, serving in various positions. Mr. Gile was promoted to President of the Multifamily Division in 2013. From 1986 to 1999, Mr. Gile was with Consolidated Freightways, holding several positions, including Regional Manager of Sales and Operations. Mr. Gile holds a Bachelor of Science degree in Criminal Justice from the University of Central Missouri.

 Adam C. Tibbets joined the company in 2009 as the Chief Information Officer. Prior to joining the company, Mr. Tibbets was with Jones Lange LaSalle (formerly The Staubach Company) from 2006 to 2009, holding positions as the business systems delivery manager and accounting systems manager. From 2003 to 2006, he served as the IT Director of Impact Confections, a confections manufacturing company in Colorado. From 1997 to 2002, Mr. Tibbets served as the IT Director at Piping Design Services, Inc. d/b/a PDS Technical Services, a national, privately held staffing company. From 1988 to 2002, he held various IT project and implementation positions prior to joining PDS Technical Services. Mr. Tibbets holds a Bachelor of Business Administration degree in general business with a minor in management information systems from Southern Methodist University and a MS degree from the University of Texas at Dallas.

 Board Composition

 Our board of directors consists of three directors. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:

•	Our Class I director is L. Allen Baker, Jr., and the term of such director will expire at the first annual meeting of stockholders following the date of this Annual Report;

•	Our Class II director is Richard L. Baum, Jr., and the term of such director will expire at the second annual meeting of stockholders following the date of this Annual Report; and

•	Our Class III director is Douglas E. Hailey, and the term of such director will expire at the third annual meeting of stockholders following the date of this Annual Report.

As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

 Committees of the Board of Directors

 The standing committees of our board of directors consist of an Audit Committee and a Compensation Committee. Each of the committees reports to the board of directors as they deem appropriate and as the board may request. The composition, duties and responsibilities of these committees are set forth below.

 Audit Committee

 The Audit Committee is responsible for, among other matters: (1) appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them; (2) overseeing our independent registered public accounting firm’s qualifications, independence and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (6) reviewing and approving related person transactions.

 Our Audit Committee consists of Richard L. Baum, Jr. and Douglas E. Hailey. We believe that both qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. Hailey qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available on our corporate website at www.bgstaffinggroup.com. The information on our website is not part of this Annual Report.

 Compensation Committee

 The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, chief executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans.

 Our Compensation Committee consists of Richard L. Baum, Jr. and Douglas E. Hailey. Our board of directors has adopted a written charter for the Compensation Committee, which is available on our corporate website at www.bgstaffinggroup.com. The information on our website is not part of this Annual Report.

 Compensation Committee Interlocks and Insider Participation

 No member of our Compensation Committee is a current or former officer or employee of BG Staffing, Inc. or its subsidiaries. No executive officer of BG Staffing, Inc. served as a director or member of the Compensation Committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee. For 2013, the members of our Compensation Committee were Richard L. Baum, Jr. and Douglas E. Hailey. We have engaged in certain transactions with Taglich Private Equity, LLC, of which Douglas E. Hailey and Richard L. Baum, Jr. are principals, as further described under “Item 15, Certain Relationships and Related Transactions, and Director Independence.”

 Other Committees

 Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

 Risk Oversight

Our board of directors will oversee the risk management activities designed and implemented by our management. The board of directors will execute its oversight responsibility for risk management both directly and through its committees. The full board of directors will also consider specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, the board of directors will receive detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our board of directors will delegate to the Audit Committee oversight of our risk management process. Our other board committees will also consider and address risk as they perform their respective committee responsibilities. All committees will report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

 Family Relationships

There are no family relationships among any of our executive officers or any of our directors.

 Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer and our chief financial officer (who is our principal accounting officer). Our Code of Ethics is available on our website at www.bgstaffinggroup.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website at the above address. Our website is not part of this Annual Report.

Item 11. Executive Compensation.

Named Executive Officers

 Our named executive officers for 2013 and the positions they held with the company as of December 29, 2013 are:

•	L. Allen Baker, Jr., our President and Chief Executive Officer;

•	Michael A. Rutledge, our Chief Financial Officer and Corporate Secretary; and

•	Debra R. Jackson, who served as our Chief Financial Officer and Corporate Secretary until September 2013.

 Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During 2013, we had only three executive officers, all of whom are set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to 2013, to the extent each of them served as one of our named executive officers during each of such years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Unit Awards ($)	Option Awards ($)	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

L. Allen Baker, Jr.(1)	2013	$325,000	$178,750	(3)	$–	$–	$–	$–	$19,612	(2)	$523,362
	2012	$300,000	$120,000		$–	$–	$–	$–	$22,480	(4)	$442,480
Michael A. Rutledge	2013	$43,270	$9,000	(3)	$–	$–	$–	$–	$3,158	(5)	$55,428
Debra R. Jackson	2013	$162,216	$–		$–	$–	$–	$–	$–		$162,216
	2012	$131,250	$52,500		$–	$–	$–	$–	$–		$183,750

(1) Mr. Baker also serves on our board of directors, but does not receive additional compensation to do so.

(2) Includes $11,500 representing matching 401(k) contributions made by us and $8,112 in medical benefits.

(3) 2013 bonus was earned in 2013 and paid in 2014.

(4) Includes $11,250 representing matching 401(k) contributions made by us and $11,230 in medical benefits.

(5) Includes $3,158 in medical benefits.

Agreements with Executive Officers

President and Chief Executive Officer

On April 30, 2009, we entered into an employment agreement with L. Allen Baker, Jr., pursuant to which Mr. Baker serves as our President and Chief Executive Officer. The agreement had an initial term of one year and automatically renews for successive one-year periods until terminated in accordance with its terms. We refer to each of these one-year periods as employment periods. Mr. Baker’s annual compensation is evaluated annually, but may not be less than $265,000 per year. Mr. Baker currently receives an annual base salary of $325,000.

Mr. Baker is eligible to receive an annual cash bonus based on our EBITDA (as defined in the employment agreement). At the beginning of each calendar year, our board approves an operating EBITDA budget. If we achieve:

•	at least 85% of the approved EBITDA budget for the year, then Mr. Baker receives a cash bonus in an amount equal to 10% his annual salary for the applicable employment period in which the calendar year ends (or such greater amount as decided by our board of directors);

•	at least 95% of the approved EBITDA budget for the year, then Mr. Baker receives a cash bonus in an amount equal to 25% of his annual salary for the applicable employment period in which the calendar year ends (or such other greater amount as decided by our board of directors);

•	at least 100% of the approved EBITDA budget for the year, then Mr. Baker receives a cash bonus in an amount equal to 40% of his annual salary for the applicable employment period in which the calendar year ends (or such other greater amount as decided by our board of directors); and

•	at least 110% of the approved EBITDA budget for the year, then Mr. Baker receives a cash bonus in an amount equal to 55% of his annual salary for the applicable employment period in which the calendar year ends (or such other greater amount as decided by our board of directors).

Pursuant to the employment agreement, Mr. Baker also received 87,010 Class B Units of LTN Acquisition, LLC, all of which have vested. In connection with the merger of LTN Acquisition, LLC with and into LTN Staffing, LLC and the subsequent conversion of LTN Staffing, LLC into a Delaware corporation (BG Staffing, Inc.), such Class B Units converted into 5,700 shares of common stock of BG Staffing, Inc. Mr. Baker also receives certain other benefits as further described in the employment agreement.

Mr. Baker’s employment continues for successive one-year periods unless terminated by (a) his death, (b) his inability, by reason of a mental or physical condition, to perform the essential functions of his position, with reasonable accommodation, for an uninterrupted period of 60 consecutive business days or shorter periods aggregating to 60 business days during any continuous 12 month period, or such longer period as may be required by law, or (c) Mr. Baker or we, for any lawful reason or no reason, provided that if the termination by us is without “cause” (as defined in the employment agreement) or the termination by Mr. Baker is without “good reason” (as defined in the employment agreement), we or Mr. Baker, as applicable, must provide the other party with 30 days written notice before the effective date of the termination. Mr. Baker is required to give written notice of termination of his employment within 30 days after the occurrence of “good reason”; otherwise, the event relating to such good reason and Mr. Baker’s right to terminate his employment by reason thereof are deemed waived. “Good reason” is generally defined to include certain changes of title or responsibility or a “change of control” (as defined in the employment agreement) where Mr. Baker is terminated within one year thereof without cause or there is a change in the location of our executive offices.

In the event that Mr. Baker’s employment is terminated by us without cause or by Mr. Baker for good reason, Mr. Baker will receive as severance one month’s base salary for each two months of service in excess of three months (provided that severance may not exceed 12 months’ base salary). Mr. Baker will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Mr. Baker’s execution of a separation agreement including a general release. In the event that Mr. Baker’s employment is terminated by us for cause, or by Mr. Baker other than for good reason, we will pay to Mr. Baker any monthly salary, bonus payable but unpaid, unused vacation, and expense reimbursements, earned or due to Mr. Baker but unpaid.

We and Mr. Baker have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement. Pursuant to the agreement, Mr. Baker generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of 18 months following his termination, not to compete with us, solicit our customers, interfere with our customer and supplier relationships, or solicit our employees.

Mr. Baker was granted nonqualified and incentive stock options on February 6, 2014 as further described under “Outstanding Equity Awards” below.

Chief Financial Officer

Michael A. Rutledge joined the company in September 2013 as Chief Financial Officer and also serves as Corporate Secretary. Prior to joining the company, Mr. Rutledge was the CFO/Vice President of Finance at the Houston Chronicle Media Group, a media corporation, where he worked during 2013. From 2010 to 2013, he served as Vice President of Finance for Cantel Medical Corp, a medical device company. From 2006 to 2010, he was the CFO of NF Smith & Associates, LLC, an international distributor of electronic component parts. From 2005 to 2006, he was the Corporate Controller of Financial Reporting for Core Laboratories NV, an oilfield services company. Mr. Rutledge was an audit senior manager with Ernst & Young LLP, an international accounting firm, from 1992 to 2005. He is a Certified Public Accountant in the state of Texas. Mr. Rutledge graduated from Texas A&M with a Bachelor of Business Administration degree in accounting.

Debra R. Jackson resigned as Chief Financial Officer in September 2013. On March 26, 2012, we entered into an employment agreement with Ms. Jackson, pursuant to which Ms. Jackson served as our Chief Financial Officer. Ms. Jackson received an annual base salary of $200,000 per year. Ms. Jackson had the opportunity to receive an annual bonus determined in accordance with the terms of a bonus agreement, which was to be amended annually to provide for the calculation of the annual bonus. In December 2012, Ms. Jackson received an annual bonus of $52,500 in accordance with the terms of the bonus agreement. Ms. Jackson was also eligible for the certain other benefits as specified in her employment agreement. Ms. Jackson did not receive an annual bonus in 2013.

Ms. Jackson further agreed not to disclose our confidential information (as defined in the agreement) and, for a period of one year following her termination, not to compete with us, solicit our customers, employees or vendors, or interfere with our employee, contractor, customer or supplier relationships.

In addition, on March 26, 2012, we entered into a restricted unit award agreement with Ms. Jackson, pursuant to which Ms. Jackson was granted an award of 423,580 Class B Units of LTN Acquisition, LLC. 25% of the units vested on the date of grant and the remainder of the units were to vest in equal parts at the end of each one year anniversary of the date of grant (except that all units were to vest upon a “change of control,” as defined in Ms. Jackson’s employment agreement). A total of 211,790 Class B units of LTN Acquisition, LLC were vested on the date Ms. Jackson’s employment terminated, and such Class B units converted to 22,704 shares of common stock of BG staffing, Inc. following the merger of LTN Acquisition, LLC with and into LTN Staffing, LLC and the subsequent conversion of LTN Staffing, LLC into a Delaware corporation. The remaining unvested Class B units were forfeited upon the termination of Ms. Jackson’s employment.

Outstanding Equity Awards

No options or unvested equity awards were held by our named executive officers as of December 29, 2013.

On February 6, 2014, the Compensation Committee granted nonqualified stock options to L. Allen Baker, Jr. (170,271 options with a $6.25 exercise price per share and 17,402 options with a $12.50 exercise price per share). The nonqualified stock options will expire on February 6, 2024, were vested in full on the date of grant, and are subject to the terms and conditions set forth in the 2013 Plan and in the Nonqualified Stock Option Agreement (Vested) between the Company and L. Allen Baker, Jr.

The Committee also granted incentive stock options, each with a $6.25 exercise price per share, to L. Allen Baker, Jr. (80,000 options) and Michael A. Rutledge (50,000 options). The incentive stock options expire on February 6, 2024, one-fifth of the incentive stock option granted to each optionee vested on February 6, 2014 and the remainder of the incentive stock options will vest in four equal annual increments beginning on February 6, 2015, each incentive stock option will be subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each incentive stock option will be further subject to the other terms and conditions set forth in the 2013 Plan and in the Incentive Stock Option Agreement between the Company and each optionee.

The Committee also granted an additional 70,000 nonqualified stock options with an exercise price of $6.25 per share to L. Allen Baker, Jr. Each option will expire on February 6, 2024, one-fifth of the options vested on February 6, 2014 and the remainder of the options will vest in four equal annual increments beginning on February 6, 2015, each option is subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each option is further subject to the terms and conditions set forth in the 2013 Plan and in the Nonqualified Stock Option Agreement between the Company and L. Allen Baker, Jr.

2013 Long-Term Incentive Plan

Our board of directors adopted our 2013 Plan effective December 20, 2013. Our 2013 Plan will provide for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. The 2013 Plan was approved by our shareholders on February 6, 2014.

A total of 900,000 shares of our common stock will be reserved for issuance pursuant to our 2013 Plan.

Plan Administration. Our board of directors or one or more committees appointed by our board of directors will administer our 2013 Plan. In the case of awards intended to qualify as ‘‘performance-based compensation’’ within the meaning of Section 162(m), the committee will consist of two or more ‘‘outside directors’’ within the meaning of Section 162(m). Subject to the provisions of our 2013 Plan, the administrator has the power to administer our 2013 Plan, including but not limited to, the power to interpret the terms of our 2013 Plan and awards granted under it, to create, amend and revoke rules relating to our 2013 Plan, and to determine the terms of the awards, including the exercise price, the number of shares subject to each such award, the exercisability of the awards, and the form of consideration, if any, payable upon exercise. The administrator also has the authority to amend existing awards to reduce or increase their exercise prices, to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered in exchange for awards of the same type that may have a higher or lower exercise price or different terms, awards of a different type and/or cash.

Stock Options.    Stock options may be granted under our 2013 Plan. The exercise price of options granted under our 2013 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. For nonstatutory stock options the exercise price must equal at least 100% of the fair market value. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option generally will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. However, if the exercise of an option is prevented by applicable law the exercise period may be extended under certain circumstances. Subject to the provisions of our 2013 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights.    Stock appreciation rights may be granted under our 2013 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding ten years. After the termination of service of an employee, director or consultant, he or she may exercise his or her stock appreciation right for the period of time stated in his or her stock appreciation rights agreement. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of our 2013 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock.    Restricted stock may be granted under our 2013 Plan. Restricted stock awards are grants of shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of our 2013 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

RSUs.    RSUs may be granted under our 2013 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of our 2013 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria (which may include accomplishing specified performance criteria or continued service to us) and the form and timing of payment. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

Performance Units and Performance Shares.    Performance units and performance shares may be granted under our 2013 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance goals or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator on or prior to the grant date. Performance shares shall have an initial value equal to the fair market value of our common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof.

Outside Directors.    Our 2013 Plan provides that all outside directors will be eligible to receive all types of awards (except for incentive stock options) under our 2013 Plan.

Non-Transferability of Awards.    Unless the administrator provides otherwise, our 2013 Plan generally will not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Certain Adjustments.    In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under our 2013 Plan, the administrator will adjust the number and class of shares that may be delivered under our 2013 Plan and/or the number, class and price of shares covered by each outstanding award, and the numerical share limits set forth in our 2013 Plan. In the event of our proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

 Merger or Change in Control.    Our 2013 Plan provides that in the event of a merger or change in control, as defined under our 2013 Plan, each outstanding award will be treated as our board of directors determines.

Amendment; Termination.    The administrator will have the authority to amend, suspend or terminate our 2013 Plan provided such action does not impair the existing rights of any participant. Our 2013 Plan automatically will terminate in 2023, unless we terminate it sooner.

2013 Director Compensation

Set forth below is a summary of the components of compensation payable to our non-management directors.

Cash Compensation

The Company reimburses each member of the board for all reasonable expenses incurred by him or her in connection with serving on the board. Each director who is not also an employee or officer of the Company is also entitled to (i) an annual fee of $22,000 per committee on which such director serves, (ii) an annual fee of $35,500 with respect to each committee chairmanship held by such director, plus an additional $2,000 per regular board meeting attended in person.

Equity-Based Compensation

On February 6, 2014, the compensation committee granted nonqualified stock options to Douglas E. Hailey (11,498 options with a $6.25 exercise price per share) and Richard L. Baum, Jr. (5,897 options with a $6.25 exercise price per share). The nonqualified stock options will expire on February 6, 2024, vested in full on the date of grant, and are subject to the terms and conditions set forth in the 2013 Plan and in the Nonqualified Stock Option Agreement (Vested) between the Company and each optionee.

Director Compensation Table

The table below sets forth the compensation payable to our non-management directors for service during 2013.

Name(1)	Fees Earned or Paid in Cash	Option Awards	Total
Douglas E. Hailey	$21,875	$–	$21,875
Richard L. Baum, Jr.	$21,875	$–	$21,875

(1)	L. Allen Baker, Jr., our president and chief executive officer, is not included in this table because he was an employee of the Company during 2013 and therefore did not receive compensation for his service as a director. See Summary Compensation Table for the compensation earned by Mr. Baker during 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2014 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 5,598,847 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 31, 2014 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned
Legg Mason SBIC Mezzanine Fund, L.P.(1)	447,404		8.0%
Brookside Pecks Capital Partners, L.P.(2)	377,698		6.7%
Michael N. Taglich(8)	332,570	(3)	5.9%
L. Allen Baker, Jr.	400,701	(4)	6.9%
Michael A. Rutledge	10,000	(5)	*
Douglas E. Hailey	103,968	(6)	1.8%
Richard L. Baum, Jr.	76,816	(7)	1.4%
All executive officers and directors as a group (4 total)	591,485		10.0%

* Less than 1%.

(1)	The address of Legg Mason SBIC Mezzanine Fund, L.P. is 111 South Calvert Street, Suite 1800, Baltimore, MD 21202.

(2)	The address of Brookside Pecks Capital Partners, L.P. is 201 Tresser Boulevard, Suite 330, Stamford, CT 06901.

(3)	Includes 41,870 shares of common stock held by a private investment company controlled by Mr. Taglich, and 210 shares of common stock issuable upon exercise of warrants to purchase shares of common stock by such private investment company. Also includes 45,086 shares of common stock issuable upon exercise of warrants to purchase shares of common stock.

(4)	Includes 217,673 shares of common stock underlying options, 15,249 shares of common stock held by a trust and 559 shares of common stock issuable upon exercise of warrants to purchase shares of common stock held by Mr. Baker individually.

(5)	Includes 10,000 shares of common stock issuable upon exercise of stock options.

(6)	Includes 24,644 shares of common stock issuable upon exercise of warrants to purchase shares of common stock and 11,498 shares underlying stock options.

(7)

Includes 5,897 shares of common stock underlying stock options, 47,152 shares of common stock held by a private investment company controlled by Mr. Baum and 18,379 shares of common stock issuable upon exercise of warrants to purchase shares of common stock held by such private investment company. Also includes 5,388 shares of common stock held by a family trust.

(8)	The address of Michael N. Taglich is c/o Taglich Brothers, Inc., 790 New York Ave., Suite 209, Huntington, NY 11743.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our board of directors is currently primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. Our audit committee is responsible for the review, approval and ratification of “related-person transactions” between us and any related person. Under SEC rules, a related person is a director, executive officer, nominee for director or beneficial holder of more than of 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the audit committee will consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to our company;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•	any other matters the audit committee deems appropriate.

 Any member of the audit committee who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Management Agreement with Taglich Private Equity, LLC

We entered into a Management Agreement with Taglich Private Equity, LLC on October 17, 2007. In exchange for providing us with financial and management services we paid Taglich Private Equity, LLC an annual advisory fee of $175,000. The Management Agreement had an initial term of three years and was subject to automatic one-year renewals, unless terminated by either party with at least 30 days but not more than 60 days’ notice prior to the scheduled expiration date. The Management Agreement was terminated immediately upon the effectiveness of our conversion into a Delaware corporation on November 3, 2013 (which is discussed further in “Prospectus Summary—Conversion into a Delaware corporation”). Douglas E. Hailey and Richard L. Baum, Jr., both directors, are principals of Taglich Private Equity, LLC.

Taglich Brothers, Inc. – Sales Commissions

On December 3, 2012, LTN Acquisition, LLC sold 6 million Class A units having an aggregate offering price of $4.5 million in conjunction with the acquisition of API. Taglich Brothers, Inc. received as sales commissions $360,000 and 600,000 warrants to purchase Class A Units with an exercise price of $0.90 per unit. Mr. Hailey and Mr. Baum are affiliated with Taglich Brothers, Inc.

Capital Contribution Agreements with Taglich Private Equity, LLC

In connection with amendments to our senior credit facility and subordinated loans required in connection with our acquisition of substantially all of the assets of API (in December 2012) and InStaff (in May 2013), we have entered into capital contribution agreements with Taglich Private Equity, LLC pursuant to which Taglich may make certain capital contributions to us in the event we are required to make certain “earnout” payments to API or InStaff and we are at such time in default under, or such earnout payments would cause us to be in default under, our senior credit facility or subordinated loans.

Issuance of Warrants to Purchase Our Equity to Brookside Mezzanine Fund II, L.P. and Legg Mason SBIC Mezzanine Fund, L.P.

On May 28, 2013, in connection with purchasing senior subordinated notes in the aggregate principal amount of $6.0 million to partially finance LTN Staffing, LLC’s acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC, Brookside Mezzanine Fund II, L.P. and Legg Mason SBIC Mezzanine Fund, L.P. each were issued a warrant to purchase up to the number of Class A units of LTN Acquisition, LLC (LTN Staffing, LLC’s direct parent) equal to 2% and 1%, respectively, of the issued and outstanding Class A units on a fully-diluted basis (amounting to 598,765 and 299,337 Class A units, respectively, as of the date of issuance of the warrants). The warrants had an exercise price of $0.01 per unit. $187,105 of the aggregate $4 million purchase price of the senior subordinated note and warrant purchased by Brookside was allocated to the purchase of Brookside’s warrant, $93,552 of the aggregate $2 million purchase price of the senior subordinated note and warrant purchased by Legg Mason was allocated to the purchase of Legg Mason’s warrant. Following the merger of LTN Acquisition, LLC with and into LTN Staffing, LLC and the conversion of LTN Staffing, LLC into a Delaware corporation (BG Staffing, Inc.), these warrants were replaced with warrants to purchase up to 119,476 and 59,729 shares of common stock of BG Staffing, Inc., respectively, at an exercise price of $0.01 per share. These warrants were exercised in December 2013.

Legg Mason SBIC Mezzanine Fund, L.P. beneficially owns more than 5% of our outstanding common stock.

Legg Mason SBIC Mezzanine Fund, L.P., Brookside Mezzanine Fund II, L.P. and Brookside Pecks Capital Partners, L.P. are the holders of our subordinated notes.

 Item 14. Principal Accountant Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANTS

Selection

Whitley Penn LLP served as the Company’s independent registered public accounting firm for 2013 and has been selected by the audit committee to serve as the Company’s independent registered public accounting firm for 2014.

Audit and Non-Audit Fees

Aggregate fees billed for professional services rendered by Whitley Penn LLP for the fiscal year ended December 29, 2013, and Grant Thornton LLP for the fiscal year ended December 30, 2012, are set forth below.

	2013	2012
Audit Fees(1)	$38,602	$175,190
Audit-Related Fees	-	-
Tax Fees(2)	-	210,466
All Other Fees	-	-
Total	$38,602	$385,656

(1)	Audit fees consist principally of fees for the audit of the company’s consolidated financial statements and review of the Company’s interim consolidated financial statements.
(2)	Tax services included annual tax compliance and allocations to members pursuant to the LTN Acquisition, LLC operating agreement.

Pre-Approval Policies and Procedures

The audit committee’s policy is to require the pre-approval of all audit and non-audit services provided to the Company by its independent registered public accounting firm (except for items exempt from pre-approval requirements under applicable laws and rules). All audit and non-audit services for 2013 were pre-approved by the audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1) Financial Statements

The following consolidated financial statements of the Company and the reports of the Independent Registered Public Accounting Firms are contained in Item 8 of Part II of this Annual Report as indicated:

Page

Audited Consolidated Financial Statements of BG Staffing, Inc.

As of and for the Years ended December 29, 2013 and December 30, 2012:

Reports of Independent Registered Public Accounting Firms	30

Consolidated Balance Sheets	32

Consolidated Statements of Operations	33

Consolidated Statements of Changes in Stockholder/Member Equity (Deficit)	34

Consolidated Statements of Cash Flows	35

Notes to Consolidated Financial Statements	36-53

(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See the list of exhibits in the Index to Exhibits to this Annual Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

BG STAFFING, INC.

By:	/s/ L. Allen Baker, Jr.
Name: L. Allen Baker, Jr.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2014.

/s/ L. Allen Baker, Jr.	President and Chief Executive Officer and Director
L. Allen Baker, Jr.	(Principal Executive Officer)

/s/ Michael A. Rutledge	Chief Financial Officer and Secretary
Michael A. Rutledge	(Principal Financial and Accounting Officer)

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Richard L. Baum, Jr.	Director
Richard L. Baum, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to our security holders.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of May 28, 2013, by and among LTN Staffing, LLC, InStaff Holding Corporation and InStaff Personnel, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

2.2	Asset Purchase Agreement, dated as of December 3, 2012, by and among BG Staffing, LLC, American Partners, Inc., Thomas Leonard, Justin Franks, Ronald Wnek, and LTN Acquisition, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013)

10.1**	Employment Agreement, dated as of April 30, 2009, between LTN Staffing, LLC and L. Allen Baker, Jr. (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.2**	Non-disclosure of Confidential Information, Non-solicitation, Non-interference and Non-competition Agreement, dated as of April 30, 2009, between LTN Staffing, LLC and L. Allen Baker, Jr. (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.3**	Restricted Unit Award Agreement, dated as of May 27, 2009, between LTN Acquisition, LLC and L. Allen Baker, Jr. (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.4**

Employment Agreement, dated as of March 26, 2012, between BG Staff Services Inc. and Debra R. Jackson (incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013).

10.5	Employment Agreement, dated as of December 3, 2012, between BG Staff Services, Inc. and Thomas Leonard (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.6	Employment Agreement, dated as of May 28, 2013, between B G Staff Services, Inc. Beth Garvey (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.7**	BG Staffing, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from the registrant’s registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013)

10.8**	Form of Nonqualified Stock Option Agreement (Vested Options) (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.9**	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.10**	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.11**	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.12	Amended and Restated Loan and Security Agreement, dated as of January 29, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Fifth Third Bank (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.13	Capital Contribution Agreement, dated as of May 28, 2013, among Fifth Third Bank, Taglich Private Equity, LLC, LTN Staffing, LLC and certain subsidiaries of LTN Staffing, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.14	Capital Contribution Agreement, dated as of December 3, 2012, among Fifth Third Bank Taglich Private Equity, LLC, LTN staffing, LLC and certain subsidiaries of LTN staffing, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.15	Capital Contribution Agreement, dated as of May 28, 2013, among Legg Mason SBIC Mezzanine Fund, L.P., Brookside Pecks Capital Partners, L.P., Brookside Mezzanine Fund II, L.P., Taglich Private Equity, LLC, LTN staffing, LLC and certain subsidiaries of LTN staffing, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.16	Amended and Restated Securities Purchase Agreement, dated as of May 28, 2013, among LTN Acquisition, LLC, LTN Staffing, LLC, BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.17	First Amendment to Amended and Restated Securities Purchase Agreement and Other Documents, dated as of November 1, 2013, by and among LTN Acquisition, LLC, LTN Staffing, LLC, BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

10.18	Second Amendment to Amended and Restated Securities Purchase Agreement and Other Documents, dated as of January 29, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

16.1	Letter from Grant Thornton LLP to Securities and Exchange Commission, dated November 27, 2013 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on November 27, 2013)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)

23.2*	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

31.1*	Certification pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

+	Furnished herewith.

†

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

