Form 10-Q
period 2014-03-30
BG Staffing, Inc.
filed 2014-04-30
CIK 1474903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2014 was 5,598,847.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the availability of workers’ compensation insurance coverage at commercially reasonable terms;

•	the availability of qualified temporary personnel;

•	compliance with federal and state labor and employment laws and regulations and changes in such laws and regulations;

•	the ability to compete with new competitors and competitors with superior marketing and financial resources;

•	management team changes;

•	the favorable resolution of current or future litigation;

•	the ability to begin to generate sufficient revenue to produce net profits;

•	the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;

•	the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	disturbances in world financial, credit, and stock markets;

•	unanticipated changes in national and international regulations affecting the company’s business;

•	a decline in consumer confidence and discretionary spending;

•	the general performance of the U.S. and global economies;

•	economic disruptions resulting from the European debt crisis;

•	and continued or escalated conflict in the Middle East; and

•	other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, and in this Quarterly Report on Form 10-Q.

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

Where You Can Find Other Information

Our website is www.bgstaffinggroup.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may also obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I—FINANCIAL INFORMATION

Item  1. Financial Statements.

BG Staffing, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 30,	December 29,
	2014	2013
	(unaudited)
Current assets
Accounts receivable (net of allowance for doubtful accounts of $450,250 and $439,886 at 2014 and 2013, respectively)	$21,610,162	$23,347,449
Prepaid expenses	1,319,809	1,465,741
Other current assets	438,820	436,796

Total current assets	23,368,791	25,249,986

Property and equipment, net	529,325	523,360

Other assets
Deposits	1,458,148	1,193,608
Deferred financing charges	617,404	362,960
Deferred income taxes	7,671,198	7,255,164
Intangible assets, net	16,874,700	18,183,807
Goodwill	5,863,483	5,853,616

Total other assets	32,484,933	32,849,155

Total assets	$56,383,049	$58,622,501

Current liabilities
Long-term debt, current portion	$2,250,000	$2,378,333
Accrued interest	193,379	72,711
Accrued interest – related party	-	550,655
Accounts payable	1,646,858	1,933,214
Accrued expenses	7,682,635	7,122,875
Accrued payroll	1,390,085	1,002,301
Accrued workers’ compensation	1,076,106	1,142,486
Contingent consideration	1,350,769	1,946,848
Other current liabilities	673,165	560,750
Accrued taxes	128,108	148,759

Total current liabilities	16,391,105	16,858,932

Line of credit	13,200,000	13,000,000
Long-term debt, less current portion	16,625,000	2,378,333
Long-term debt – related party	-	14,628,099
Other long-term liabilities	2,776,437	3,654,463

Total liabilities	48,992,542	50,519,827

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 19,500,000 shares authorized, 5,598,847 and 5,598,847 shares issued and outstanding for 2014 and 2013, respectively	54,396	54,396
Additional paid in capital	1,884,753	1,066,820
Retained earnings	5,451,358	6,981,458
Total stockholders’ equity	7,390,507	8,102,674

Total liabilities and stockholders’ equity	$56,383,049	$58,622,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Week Periods ended March 30, 2014 and March 31, 2013

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013

Revenues	$39,037,655	$24,780,587

Cost of services	31,326,025	19,912,285

Gross profit	7,711,630	4,868,302

Selling, general and administrative expenses	6,505,739	3,709,061

Depreciation and amortization	1,348,855	1,054,005

Operating income (loss)	(142,964)	105,236

Loss on extinguishment of related party debt	(986,835)	-

Interest expense, net	(583,482)	(330,822)

Interest expense, net – related party	(213,322)	(333,461)

Change in fair value of put option	12,922	-

Loss before income taxes	(1,913,681)	(559,047)

Income tax benefit (expense)	383,581	(7,591)

Net loss	$(1,530,100)	$(566,638)

Net loss per share:
Basic	$(0.27)	$-
Diluted	$(0.27)	$-

Shares:
Basic	5,598,847	-
Dilutive effect	-	-
Diluted	5,598,847	-

Pro forma C corporation data:
Income (loss) before taxes	$-	$(559,047)
Pro forma income tax expense (benefit)	-	196,561
Pro forma income (loss)	$-	$(362,486)

Pro forma income (loss) per share:
Basic	$-	$(0.07)
Diluted	$-	$(0.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Week Periods ended March 30, 2014 and March 31, 2013

	2014	2013

Cash flows from operating activities
Net loss	$(1,530,100)	$(566,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,348,855	1,054,005
Loss on extinguishment of related party debt	986,835	-
Amortization of deferred financing costs	52,508	36,537
Amortization of debt discounts	55,660	-
Interest expense on earn out payable	77,467	-
Put option adjustment	(12,922)	-
Provision for doubtful accounts	16,341	-
Stock-based compensation, net of deferred tax benefit	690,733	-
Deferred income taxes	(189,860)	(3,458)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,115,000	(1,586,947)
Prepaid expenses	2,688	21,161
Other current assets	(7,089)	(65,136)
Deposits	(264,540)	8,250
Accrued interest	120,668	7,160
Accrued interest – related party	(303,543)	139,582
Accounts payable	(286,356)	587,415
Accrued expenses	559,759	(94,676)
Accrued payroll	387,784	133,975
Accrued workers’ compensation	(66,380)	(122,835)
Contingent consideration	-	109,941
Other current liabilities	112,415	102,982
Accrued taxes	(20,651)	(2,211)
Net cash provided by (used in) operating activities	2,845,272	(240,893)

Cash flows from investing activities
Capital expenditures	(45,713)	(53,189)
Net cash used in investing activities	(45,713)	(53,189)

Cash flows from financing activities
Net borrowings (payments) under line of credit	(1,221,471)	2,300,000
Principal payments on long-term debt	(573,194)	(973,911)
Payments on other long-term liabilities	(500,000)	-
Contingent consideration paid	(453,356)	(1,029,214)
Other	(6,746)	-
Deferred financing costs	(44,792)	(2,793)
Net cash provided by (used in) financing activities	(2,799,559)	294,082

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$929,300	$349,448
Cash paid for taxes, net of refunds	48,040	-

Non-cash transactions:
Prepaid offering costs	$87,163	$-
Contingent consideration paid through relief of accounts receivable	596,079	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. (formerly LTN Staffing, LLC, a Delaware limited liability company whose sole member was LTN Acquisition, LLC (“Parent”)), is a provider of temporary staffing services that primarily operates, through its wholly-owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel Services, LP and BG Personnel, LP (collectively, the Company), within the United States of America in three industry segments: Light Industrial, Multi-family, and IT Staffing.

In connection with the Company’s filing with the Securities and Exchange Commission (the “SEC”), the Company reorganized. The reorganization was completed with a merger of the Parent with and into the Company, with the Company continuing as the surviving entity. Immediately following this merger, the Company converted to a C corporation for federal income tax purposes. The Company converted to a C corporation on November 3, 2013. All unit, share, and per share amounts shown in these Consolidated Financial Statements reflect the affect of the conversion as of the earliest date shown.

The Light Industrial segment provides temporary workers primarily to distributions and logistics costumers needing a flexible workforce in Illinois, Wisconsin, Texas, Tennessee, and Mississippi. The Company completed an acquisition on May 28, 2013, that expanded its Light Industrial operations into Texas, Mississippi, and Tennessee.

The Multifamily segment provides front office and maintenance personnel on a temporary basis to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities day to day operations.

The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementation and maintenance projects.

The accompanying unaudited consolidated financial statements for the thirteen week periods ended March 30, 2014 and March 31, 2013, have been prepared by the Company in accordance with generally accepted accounting principles in the United States, pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the fiscal year ended December 29, 2013, included in its annual report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 30, 2014 and December 29, 2013, and include the thirteen weeks ended March 30, 2014 and March 31, 2013.

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform with the 2014 presentation.

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

Deferred Financing Charges

Deferred financing charges are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans payable. During the thirteen weeks ended March 30, 2014 and March 31, 2013, the Company recognized $52,508 and $36,537 of amortization expense as a component of interest expense related to deferred financing charges, respectively. At March 30, 2014 and December 29, 2013, there were $617,404 and $362,960 of unamortized deferred financing charges, respectively.

Property and Equipment

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets using the straight-line method. The cost of leasehold improvements is amortized over their useful lives, or the applicable lease term, if shorter.

Years

Leasehold improvements	1-5
Furniture and fixtures	5-7
Computer systems	5
Vehicles	5

Intangible Assets

The Company does not hold any intangible assets with indefinite lives, with the exception of the InStaff Holding Corporation (“InStaff”) trade name for $1,648,000. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, based on a pattern in which the economic benefit of the respective intangible asset is realized, as shown in the following table:

Years

Customer lists	5
Trade names	5
Covenant not to compete	3-5

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in 2014 and 2013.

The Company annually evaluates the remaining useful lives of the above intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

Goodwill is not amortized, but instead is measured at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently if conditions indicate an earlier review is necessary. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test.

In conducting the qualitative assessment, the Company assesses the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. The Company may also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value.

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

Based on our annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2013. As of March 30, 2014, the Company has allocated $4,483,937, $1,073,755, and $305,791 of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively. There were no events or changes in circumstances during the thirteen weeks ended March 30, 2014 that caused the Company to perform on interim impairment assessment.

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

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

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

In connection with the Company’s reorganization (see Note 1), as of November 2013, the Company is treated as a C corporation for federal income tax purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future event, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to off set future tax benefits that may not be realized. There was no valuation allowance recorded as of March 30, 2014 or December 29, 2013.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements was the largest benefit that had a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assessed all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of March 30, 2014 or March 31, 2013. The Company is open to examination by tax authorities for federal, state or local income taxes for periods beginning after 2010. The Company recognizes any penalties and interest when necessary as tax expense. There were no penalties or interest recorded in the thirteen weeks ended March 30, 2014 and March 31, 2013.

Stock Based Compensation

The Parent had issued profits interests in the form of Class B Units of the Parent (“Units”) to employees and directors. Compensation expense arising from the Units granted to the Company’s employees by the Parent was recognized as expense using the straight-line method over the vesting period, which represents the requisite service period. The fair value of the Units was based on the fair value of the underlying unit. These Units were converted to common stock as part of the Company’s conversion to a C corporation.

On December 20, 2013, the board of directors adopted the 2013 Long-term Incentive Plan (the “2013 Plan”). Under the plan various employees, directors and consultants may receive incentive stock options. A total of 900,000 shares of our common stock are reserved for issuance pursuant to our 2013 Plan. The Company determines the fair value of options to purchase common stock using the Black-Scholes valuation model. The Company recognizes compensation expense in selling, general and administrative expenses over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

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

Fair Value Measurements

The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt at March 30, 2014 and December 29, 2013 approximated the carrying value as the debt bears market rates of interest. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

In connection with the InStaff acquisition on May 28, 2013, the Company granted a put option liability which is carried at fair market value in other long-term liabilities on the consolidated balance sheets. The fair value of the put option was $1,299,684 and $1,312,606 at March 30, 2014 and December 29, 2013, respectively. The put option liability is revalued at each balance sheet date at the greater of an adjusted EBITDA method or the fair market value. Changes in fair value are recorded as non-cash, non-operating income in the Company’s consolidated statements of operations. The liability is classified within Level 3 as the lack of an active market during 2013 impairs the calculation of fair market value as an unobservable input used to value the put option. There were no changes in fair value during Fiscal 2013. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during first fiscal quarter of 2014.

The fair value is reviewed on a quarterly basis based on most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available. For the thirteen weeks ended March 30, 2014, the Company recognized $12,922 of expense related to the change in fair value of the put option liability.

BG Staffing, Inc. and Subsidiaries

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the thirteen weeks ended March 30, 2014, the Company had 524,967 common stock equivalents that were antidilutive. As a result, these shares were excluded from the calculation of diluted loss per share.

Pro Forma Loss Per Share

In connection with the Company’s reorganization in fiscal 2013 (see Note 1), the pro forma loss per share has been calculated as if the Company were a C corporation for federal income tax purposes. Pro forma loss per share was calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of pro forma diluted loss per share includes the dilutive effect of options to purchase common shares using the treasury stock method. The calculation of pro forma loss per share was calculated as follows for the thirteen weeks ended March 31, 2013:

Loss before taxes	$(559,047)
Pro forma income tax expense	196,561
Pro forma net loss	$(362,486)

Shares:
Basic weighted average shares	5,442,220
Dilutive effect of potential common shares	-
Diluted weighted average shares	5,442,220

Pro forma basic loss per share	$(0.07)
Pro forma diluted loss per share	$(0.07)

For the thirteen weeks ended March 31, 2013, giving effect to the reorganization and conversion to C corporation status as if they had occurred on the first day of fiscal 2013, the Company had 545,100 common stock equivalents that were antidilutive. As a result, the assumed shares under the treasury stock method have been excluded from the calculation of diluted loss per share.

NOTE 3 - ACQUISITIONS

On May 28, 2013, the Company acquired substantially all of the assets of InStaff for cash consideration of $9,000,000 and contingent consideration of $1,000,000 based on the performance of InStaff for the two years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $800,000 based on a discounted cash flow analysis. The purchase agreement contains a provision for a “true up” of acquired working capital 120 days after the closing date. If actual working capital is greater than the target working capital, the Company will pay additional consideration in the amount of the difference. If actual working capital is less than target working capital, InStaff will pay the Company the amount of the difference. On November 29, 2013, the Company paid approximately $436,000 for the working capital adjustment. The Company incurred costs of approximately $420,000 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of InStaff from the date of acquisition. InStaff operations contributed approximately $12.1 million of revenue for the thirteen week period ended March 30, 2014. The assets acquired from InStaff were assigned to the Light Industrial segment. The acquisition of InStaff allows the Company to strengthen and expand its operations in the Light Industrial segment. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

BG Staffing, Inc. and Subsidiaries

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

Accounts receivable	$4,437,896
Property and equipment	136,993
Prepaid expenses and other current assets	790,715
Deposits and other assets	909,756
Intangible assets	4,729,000
Goodwill	1,035,032
Liabilities assumed	(1,802,864)

Total net assets acquired	$10,236,528

Cash	$9,436,528
Fair value of contingent consideration	800,000

Total fair value of consideration transferred for acquired business	$10,236,528

The preliminary allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$483,000	5 years
Trade name	$1,648,000	Indefinite
Customer list	$2,598,000	5 years
Total	$4,729,000

The Company does not believe that the final purchase price allocation will be materially different than its preliminary allocations.

The Company estimates that the revenues and net loss for thirteen weeks ended March 31, 2013 that would have been reported if the acquisition of InStaff had taken place on the first day of Fiscal 2013 would be as follows (dollars in thousands):

Revenues	$37,454
Net loss	$(457)
Loss per share:
Basic	$(0.08)
Diluted	$(0.08)

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

Note 4 - Intangible Assets

Finite and indefinite lived intangible assets as of March 30, 2014 and December 29, 2013 consist of the following:

	2014
			Net
		Accumulated	Carrying
	Gross Value	Amortization	Value
Finite lives:
Customer lists	$25,786,810	$13,919,009	$11,867,801
Trade names	3,970,000	1,366,267	2,603,733
Covenant not to compete	1,073,000	317,834	755,166
	30,829,810	15,603,110	15,226,700
Indefinite lives:
Trade names	1,648,000	-	1,648,000

Total	$32,477,810	$15,603,110	$16,874,700

	2013
			Net
		Accumulated	Carrying
	Gross Value	Amortization	Value
Finite lives:
Customer lists	$25,786,810	$12,862,053	$12,924,757
Trade names	3,970,000	1,167,767	2,802,233
Covenant not to compete	1,073,000	264,183	808,817
	30,829,810	14,294,003	16,535,807
Indefinite lives:
Trade names	1,648,000	-	1,648,000

Total	$32,477,810	$14,294,003	$18,183,807

Estimated future amortization expense for the next five years is as follows:

Fiscal Year Ending:

2014	$3,679,965
2015	4,720,815
2016	4,265,398
2017	2,450,271
2018	110,251
Thereafter	-
$15,226,700

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

Total amortization expense for the thirteen weeks ended March 30, 2014 and March 31, 2013 was $1,309,107 and $1,030,775, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses as of March 30, 2014 and December 29, 2013 consist of the following:

	2014	2013

Subcontractor payable	$3,427,105	$2,367,131
Accrued bonuses and commissions	585,229	696,207
Payroll taxes	1,951,672	2,947,134
Other	1,718,629	1,112,403
	$7,682,635	$7,122,875

Note 6 - Debt

The Company has a senior credit facility effective May 24, 2010, as amended. On January 29, 2014, the Company entered into an amendment with its lenders under the senior credit facility. The amendment increased the revolving line of credit (“Revolver”) from $12.0 million to $20.0 million, the term loan facility (“Term Loan A”) from $7.1 million to $11.3 million and added $8.0 million of subordinated debt (“Term Loan B”). Borrowings under the senior credit facility and Term Loan A were partially used to repay the senior subordinated indebtedness and $1.0 million was recorded as a loss on extinguishment of related party debt in first quarter of 2014.

As of March 30, 2014 and December 29, 2013, $13.2 million and $13.0 million were outstanding on the Revolver, respectively. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75% (3.5% at March 30, 2014), and are secured by all assets of the Company. On April 28, 2014, the Company executed the first amendment to the senior credit facility that temporarily increased from 80% to 85% of receivables and other minor documentation modifications. The additional receivables increased the available borrowings under the Revolver from $2.3 million to $3.7 million at March 30, 2014. The Revolver matures on January 29, 2018.

At December 29, 2013, the Company had senior subordinated loans (“Subordinated Loans”) with two private lenders. The holders of these Subordinated Loans also hold equity interests of the Company, and therefore, are related parties. The Subordinated Loans required an annual mandatory prepayment of principal to be made if specific thresholds were met. The Company made such a mandatory prepayment of approximately $0.5 million in the first quarter of 2013. As noted above, the full amount of the Subordinated Loans was repaid on January 29, 2014 through additional borrowings on the senior credit facility.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

Long-term debt consists of the following:

	March 30, 2014	December 29, 2013

Term Loan A, payable to a bank in monthly installments of principal and interest with a maturity date of January 29, 2018 is secured by all assets of the Company. Interest is paid on a monthly basis at an annual interest rate of LIBOR plus a margin of 3.75% to 4.5%, determined by certain thresholds (4.25% at March 30, 2014).	$10,875,000	$4,756,666

Subordinated Loans, payable to private parties that accrued interest monthly at an annual rate of 14%, of which 12% is paid quarterly in cash and 2% is paid in kind. The Subordinated Loans were paid in full on January 29, 2014.	-	14,628,099

Term Loan B, payable to a bank with principal due in a one lump-sum payment along with a compounding deferred fee of 1.5% per annum. Interest is paid monthly at an annual rate of 11%.	8,000,000	-

Total long-term debt	18,875,000	19,384,765
Less current portion	(2,250,000)	(2,378,333)

Long-term debt non-current portion	$16,625,000	$17,006,432

For all of its borrowings, the Company must comply with a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant, as defined. As of March 30, 2014, the Company was in compliance with these covenants.

Maturities on the Revolver and long-term debt obligations as of March 30, 2014, are as follows:

Fiscal Year Ending:

2014	$1,687,500
2015	2,250,000
2016	3,281,250
2017	3,375,000
2018	21,481,250
Thereafter	-
$32,075,000

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

NOTE 7 – EQUITY

Following the Company’s conversion to a C corporation (see Note 1), authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

On December 19, 2013, the subordinated debt holders exercised their warrants to purchase 179,205 shares for a total of $200. As of March 30, 2014 and December 29, 2013, the Company has 5,598,847 shares of common stock outstanding and no shares of preferred stock outstanding.

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

NOTE 8 – STOCK-BASED COMPENSATION

Stock Options

For the thirteen weeks ended March 30, 2014 and March 31, 2013, the Company recognized $833,204 and $-0- of compensation cost related to stock awards, respectively. Unamortized stock compensation expense as of March 30, 2014 amounted to $761,382 which is expected to be recognized over the next 3.9 years.

The following assumptions were used to estimate the fair value of share options granted for the thirteen weeks ended:

	March 30, 2014		March 31, 2013

Weighted average fair value of options	$2.82		$-
Weighted average risk-free interest rate	1.0%		-%
Dividend yield	-%		-%
Weighted average volatility factor	49.0%		-%
Weighted average expected life	5.6	yrs	-	yrs

A summary of stock option activity is presented as follows:

Number of Shares

Options outstanding at December 29, 2013	-
Granted	566,363
Options outstanding at March 30, 2014	566,363

Options exercisable at March 30, 2014	300,763
Weighted average exercise price at March 30, 2014	$6.48

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

Warrant Activity

For the thirteen weeks ended March 30, 2014 and March 31, 2013, the Company recognized $78,638 and $-0- of compensation cost related to warrants, respectively.

The following assumptions were used to estimate the fair value of warrants for the thirteen weeks ended:

	March 30, 2014		March 31, 2013

Weighted average fair value of warrants	$1.89		$-
Weighted average risk-free interest rate	0.1%		-%
Dividend yield	-%		-%
Weighted average volatility factor	49.0%		-%
Weighted average expected life	2.8	yrs	-	yrs

A summary of warrant activity is presented as follows:

Number of Shares

Warrants outstanding at December 29, 2013	182,632
Granted	41,573
Warrants outstanding at March 30, 2014	224,205

Warrants exercisable at March 30, 2014	224,205
Weighted average exercise price at March 30, 2014	$7.08

Effective December 15, 2008, the Parent adopted an ownership incentive plan (the “Plan”). The Plan permits the issuance of the Units of the Parent to the officers, directors, employees, consultants and advisors of the Company. The Company determined that the Units had no value at the date of the grant, and therefore, the Company did not recognize compensation expense for Units granted during the thirteen weeks ended March 31, 2013. No Units were outstanding or unvested under the Plan as of December 29, 2013.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

Through ownership of the Parent, the Company is affiliated with multiple investors. Two of these investors are private lenders that also hold the Subordinated Loans of $14,628,099 at December 29, 2013 (see Note 6), which were repaid on January 29, 2014 and $986,835 was recorded as a loss on extinguishment of related party debt. Interest payments totaling $471,990 and $193,879 were made to these investors during the thirteen week periods ended March 30, 2014 and March 31, 2013, respectively. Accrued interest of $-0- and $550,655 was due to these investors as of March 30, 2014 and December 29, 2013, respectively.

Until November 3, 2013, the Company was under a Management Services Agreement with a firm associated with one of the investors. The Company paid $-0- and $43,750 in management fees during the thirteen week periods March 30, 2014 and March 31, 2013, respectively.

Note 10 - Concentration of credit risk

Concentration of credit risk is limited due to the Company’s diverse customer base. No single customer accounted for more than 10% of the Company’s revenue or accounts receivable for the thirteen weeks ended March 30, 2014 and March 31, 2013.

NOTE 11 - CONTINGENCIES

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

NOTE 12- EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $56,273 and $36,204 to the 401(k) Plan in the thirteen week periods ended March 30, 2014 and March 31, 2013, respectively.

NOTE 13 - BUSINESS SEGMENTS

The Company operates within three industry segments: Light Industrial, Multi-family and IT Staffing. The Light Industrial segment provides temporary workers primarily to distribution and logistics customers needing a flexible workforce in Illinois, Wisconsin, Texas, Tennessee, and Mississippi. The Multi-family segment provides front office and maintenance personnel on a temporary basis to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities day to day operations. The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementations and maintenance projects. The Company provides services to customers primarily within the United States of America.

Segment profit (loss) includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense, and income tax benefit (expense) and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013

Revenue:
Light Industrial	$18,554,930	$8,261,827
Multifamily	6,309,819	4,120,334
IT Staffing	14,172,906	12,398,426

Total	$39,037,655	$24,780,587

Net Income (Loss):
Light Industrial	$1,284,558	$15,291
Multifamily	563,731	468,559
IT Staffing	379,711	239,455
Corporate	(2,961,296)	(625,660)
Interest expense, net	(796,804)	(664,283)

Total	$(1,530,100)	$(566,638)

Depreciation:
Light Industrial	$17,628	$11,891
Multifamily	5,766	3,877
IT Staffing	3,841	1,268
Corporate	12,513	6,194

Total	$39,748	$23,230

Amortization:
Light Industrial	$303,198	$16,650
Multifamily	37,708	46,041
IT Staffing	968,201	968,084
Corporate	-	-

Total	$1,309,107	$1,030,775

Capital Expenditures:
Light Industrial	$9,203	$-
Multifamily	4,423	11,868
IT Staffing	-	18,851
Corporate	32,087	22,470

Total	$45,713	$53,189

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 214

(Unaudited)

	March 30, 2014	December 29, 2013

Total Assets:
Light Industrial	$19,301,117	$7,539,630
Multi-family	5,785,418	4,276,257
IT Staffing	22,761,427	25,485,605
Corporate	8,535,086	429,188

Total	$56,383,049	$37,730,680

NOTE 14 – PRO FORMA C CORPORATION DATA

In connection with the Company’s filing with the SEC, the Company reorganized. The reorganization was completed with a merger of the Parent with and into the Company, with the Company continuing as the surviving entity. Immediately following this merger, the Company converted to a C corporation for federal income tax purposes. Upon conversion, the Company established a net current deferred tax assets of $431,032 and net long-term deferred tax assets of $7,045,837. The pro forma C corporation data for the thirteen weeks ended March 31, 2013, are based on the historical consolidated statements of operations and give effect to pro forma taxes as if the Company were a C corporation for the entire duration of the period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto. Comparative segment revenues and related financial information are discussed herein and are presented in Note 13 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 4 of this report and “Risk Factors” included in our filings with the SEC, including in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, for a description of important factors that could cause actual results to differ from expected results.

Basis of Presentation

We operate under a 52/53 week fiscal year. Our last three completed fiscal years ended on December 25, 2011 (“Fiscal 2011”), December 30, 2012 (“Fiscal 2012”) and December 29, 2013 (“Fiscal 2013”). Fiscal 2011 consist of 52 weeks, Fiscal 2012 consist of 53 weeks and Fiscal 2013 consists of 52 weeks. The differing length of certain fiscal years may affect the comparability of certain data. For example, in Fiscal 2012, the additional week increased revenues by $1.3 million and costs by approximately $1.2 million with an immaterial effect on the operating income and net loss.

Overview

We are a provider of temporary staffing services and have completed a series of acquisitions, which includes BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc. in May 2010, JNA Staffing, Inc. in December 2010, Extrinsic, LLC in November 2011, American Partners, Inc. (“API”) in December 2012 and InStaff in May 2013. We operate within three industry segments: Light Industrial, Multifamily and IT Staffing. We provide services to customers primarily within the United States of America.

The Light Industrial segment provides temporary workers primarily to distribution and logistics customers needing a flexible workforce in Illinois, Wisconsin, Texas, Tennessee and Mississippi. The Company completed an acquisition on May 28, 2013, that expended its Light Industrial operations into Texas, Mississippi, and Tennessee.

The Multifamily segment provides front office and maintenance personnel on a temporary basis to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities day to day operations.

The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementations and maintenance projects.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales, and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(dollars in thousands)

Revenues	$39,038	$24,781
Cost of services	31,326	19,913
Gross profit	7,712	4,868
Selling, general and administrative expenses	6,506	3,709
Depreciation and amortization	1,349	1,054
Operating income (loss)	(143)	105
Loss on extinguishment of related party debt	987	-
Interest expense, net	797	664
Change in fair value of put option	(13)	-
Loss before income taxes	(1,914)	(559)
Income tax benefit (expense)	384	(8)
Net loss	$(1,530)	$(567)

Revenues	100.0%	100.0%
Cost of services	80.2	80.4
Gross profit	19.8	19.6
Selling, general and administrative expenses	16.7	15.0
Depreciation and amortization	3.5	4.2
Operating income (loss)	(0.4)	0.4
Loss on extinguishment of related party debt	2.5	-
Interest expense, net	2.0	2.7
Change in fair value of put option	-	-
Loss before income taxes	(4.9)	(2.3)
Income tax benefit (expense)	1.0	-
Net loss	(3.9)%	(2.3)%

Thirteen Week Fiscal Period Ended March 30, 2014 (Fiscal Quarter 2014) Compared to Thirteen Week Fiscal Period Ended March 31, 2013 (Fiscal Quarter 2013)

Revenues:

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(dollars in thousands)
Revenues by segment:
Light Industrial	$18,555	$8,262
Mutlifamily	6,310	4,120
IT Staffing	14,173	12,399
Total Revenues	$39,038	$24,781

Light Industrial Revenues : Light Industrial revenues have increased $10.3 million (124.6%) from $8.3 million in Fiscal Quarter 2013 to $18.6 million in Fiscal Quarter 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff, which accounted for substantially all of the increase in Light Industrial revenue.

Multifamily Revenues : Multifamily revenues increased $2.2 million (53.2%) from $4.1 million in Fiscal Quarter 2013 to $6.3 million in Fiscal Quarter 2014, due to an increase in bill rates, as well as an increase in volume. Revenue from branches outside of Texas accounted for $1.4 million of the increase and revenue from branches in Texas increased approximately $0.8 million.

IT Staffing Revenues : IT Staffing revenues increased $1.8 million (14.3%) from $12.4 million in Fiscal Quarter 2013 to $14.2 million in Fiscal Quarter 2014, primarily due to organic growth. Fiscal Quarter 2013 revenues from the API acquisition accounted for $1.2 million of the increase and revenues from the Extrinsic acquisition accounted for $0.6 million, which was acquired in late 2011.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(dollars in thousands)
Gross Profit by segment:
Light Industrial	$2,527	$735
Mutlifamily	2,046	1,356
IT Staffing	3,139	2,777
Total Gross Profit	$7,712	$4,868

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013

Gross Profit Percentage by segment:
Light Industrial	13.6%	8.9%
Mutlifamily	32.4%	32.9%
IT Staffing	22.1%	22.4%
Company Gross Profit Percentage	19.8%	19.6%

Overall, our gross profit has increased $2.8 million (58.4%) from $4.9 million in Fiscal Quarter 2013 to $7.7 million in Fiscal Quarter 2014, mainly due to increased revenues. As a percentage of revenue, gross profit has increased from Fiscal Quarter 2013 to Fiscal Quarter 2014 mainly due to the acquisition of InStaff in May 2013 which has higher gross margins than our existing Light Industrial business. Light Industrial, which has the lowest gross profit percentages, contributed approximately 8.9% of the gross profit in Fiscal Quarter 2013 and approximately 13.6% of the gross profit in Fiscal Quarter 2014. Increased gross profit in Light Industrial was partially offset by decreased gross profit in Multifamily, which has the highest gross profit percentages. Multifamily contributed approximately 32.9% of the gross profit in Fiscal Quarter 2013 and approximately 32.4% of the gross profit in Fiscal Quarter 2014. Finally, IT Staffing contributed approximately 22.4% of the gross profit in Fiscal Quarter 2013 and approximately 22.1% of the gross profit in Fiscal Quarter 2014.

Light Industrial Gross Profit: Light Industrial gross profit increased $1.8 million (243.8%) from $0.7 million in Fiscal Quarter 2013 to $2.5 million in Fiscal Quarter 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff. As a percentage of revenue, gross profit increased from 8.9% in Fiscal Quarter 2013 to 13.6% in Fiscal Quarter 2014.

Multifamily Gross Profit: Multifamily gross profit increased $0.7 million (50.9%) from $1.4 million in Fiscal Quarter 2013 to $2.1 million in Fiscal Quarter 2014, mainly due to an increase in volume primarily generated by the opening of new branches. As a percentage of revenue, gross profit decreased from 32.9% in Fiscal Quarter 2013 to 32.4% in Fiscal Quarter 2014.

IT Staffing Gross Profit: IT Staffing gross profit increased $0.3 million (13.0%) from $2.8 million in Fiscal Quarter 2013 to $3.1 million in Fiscal Quarter 2014 due to the mix of customers. As a percentage of revenue, gross profit decreased from 22.4% in Fiscal Quarter 2013 to 22.1% in Fiscal Quarter 2014, mainly due to operations of the Extrinsic acquisition.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $2.8 million (75.4%) to $6.5 million in Fiscal Quarter 2014 from $3.7 million in Fiscal Quarter 2013, primarily due to $1.1 million at corporate, which includes $0.8 million in stock-based compensation and $0.2 million in costs related to being a public reporting company, $0.8 million at Light Industrial, which includes $0.6 million from the acquisition of InStaff in May 2013, $0.6 million at Multifamily mainly from branches outside of Texas, and $0.3 million at IT Staffing mainly from organic growth.

Depreciation and Amortization: Depreciation and amortization charges increased $0.3 million (28.0%) to $1.3 million during Fiscal Quarter 2014, compared to $1.0 million during Fiscal Quarter 2013. The increase in depreciation and amortization is primarily due to Light Industrial segment intangible assets acquired in the acquisitions of InStaff in May 2013.

Interest Expense, net: Interest expense, net was $0.8 million during Fiscal Quarter 2014 compared to $0.7 million during Fiscal Quarter 2013, an increase of $0.1 million. The increase in interest expense, net is primarily due to increase in average debt balance from Fiscal Quarter 2013 to Fiscal Quarter 2014.

Income Taxes: We had an income tax benefit of $0.4 million in Fiscal Quarter 2014, compared to income tax expense of $-0- million in Fiscal Quarter 2013. The decrease in income taxes is primarily due to the $1.9 million net loss during Fiscal Quarter 2014. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles (GAAP) can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, the financial covenants in our senior credit facility are based on Adjusted EBITDA, subject to dollar limitations on certain adjustments.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, loss on early extinguishment of debt, board fees, transaction fees related to our acquisitions, and other non-cash expenses such as the put option adjustment and stock compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net loss, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net loss to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(dollars in thousands)

Net loss	$(1,530)	$(567)
Interest expense, net	797	664
Income tax expense (benefit)	(384)	8
Depreciation and amortization	1,349	1,054
Loss on extinguishment of related party debt	987	-
Stock-based compensation	912	-
Board fees	6	44
Transaction fees	-	182
Put option adjustment	(13)	-
Adjusted EBITDA	$2,124	$1,385

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

On April 28, 2014, we executed the first amendment to the senior credit facility that temporarily increased our borrowing availability from $2.3 million to $3.7 million at March 30, 2014, and we are in compliance with all debt covenants.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(dollars in thousands)
Net cash provided by (used in) operating activities	$2,845	$(241)
Net cash used in investing activities	(46)	(53)
Net cash provided by (used in) financing activities	(2,799)	294
Net change in cash and cash equivalents	$-	$-

Operating Activities

Cash provided by (used in) operating activities consists of net loss adjusted for non-cash items, including depreciation and amortization, stock compensation expense, changes in deferred income taxes, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accounts payable and accrued expenses.

During the thirteen week period ended March 30, 2014, net cash provided by operating activities was $2.8 million, compared to cash used in operating activities of $0.2 million for the corresponding period in 2013. This increase is mainly due to the increased volume of operations due to the acquisition of InStaff.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In the thirteen week period ended March 30, 2014, we made capital expenditures of $0.1 million mainly related computer equipment purchased in the ordinary course of business. In the thirteen week period ended March 31, 2013, we made capital expenditures of approximately $0.1 million mainly related to furniture upgrades at API. We plan to spend approximately $0.1 to $0.2 million on capital expenditures, not including any acquisition costs, during the current fiscal year.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our senior credit facility, and contributions from LTN Acquisition, LLC. We currently do not intend to pay cash dividends on our common stock.

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
	(dollars in thousands)
Principal payments on long-term debt	$(573)	$(974)
Payment on other long-term obligations	(500)	-
Contingent consideration paid	(453)	(1,029)
Net borrowings (payments) under line of credit	(1,221)	2,300
Other	(7)	-
Deferred financing costs	(45)	(3)
Net cash provided by (used in) financing activities	$(2,799)	$294

For the thirteen weeks ended March 30, 2014, we decreased our revolving line of credit by $1.2 million, decreased our long-term debt and other long-term liabilities by $1.1 million using excess cash flows from operations and we paid $0.4 million of contingent consideration related to the December 2012 acquisition of API.

For the thirteen weeks ended March 31, 2013, we increased our borrowings on our revolving line of credit by $2.3 million. This was mainly done to cover the timing between cash receipts from customers and payments to contractors, we paid $1.0 million of contingent consideration related to the November 2011 acquisition of Extrinsie and we paid the $0.5 million mandatory prepayment of principal to our subordinated debtholders, as determined by an excess cash flow calculation, as defined, performed annually.

Senior Credit Facility

On January 29, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Fifth Third Bank. The Loan Agreement amended and restated that certain Loan and Security Agreement, dated as of May 24, 2010, as amended (the “Prior Loan Agreement”), which had until January 29, 2014 governed our senior credit facility.

The Loan Agreement governs our senior credit facility (which now matures on January 29, 2018), which permits the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base and the revolving loan commitment of $20.0 million. The borrowing base is adjusted on a monthly basis and is based on our accounts receivables. On April 28, 2014, we executed the first amendment to the Loan Agreement that temporarily increased from 80% to 85% of receivables and other minor documentation modifications. The Loan Agreement further provides for a term loan of approximately $11.3 million (“Term Loan A”) and a term loan of $8.0 million (“Term Loan B”), each of which matures on January 29, 2018. Our obligations under the Loan Agreement are secured by a continuing and unconditional first priority security interest in all of our tangible and intangible property.

Our senior credit facility and Term Loan A bear interest at the LIBOR Rate plus the Applicable Margin (as those terms are defined in the Loan Agreement). Accrued and unpaid interest on borrowings under our senior credit facility and Term Loan A are due and payable monthly in arrears and, with respect to Term Loan A, principal payments are required monthly and upon the occurrence of certain events. Term Loan B bears interest at a fixed rate of 11.0% per annum. Accrued and unpaid interest on borrowings under the Term Loan B are due and payable monthly in arrears, a compounding deferred fee of 1.5% per annum is due in a lump-sum payment, and principal payments are required upon the occurrence of certain events. Borrowings under our senior credit facility and Term Loan A were partially used to prepay the senior subordinated indebtedness of the Company (as described below under “Subordinated Loans”).

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

The Loan Agreement contains negative covenants that, among other things, restricts our ability to, with certain exceptions, (i) incur indebtedness, (ii) grant liens, (iii) make investments, (iv) dispose of assets, (v) enter into mergers, consolidations or similar transactions, (vi) issue securities, (vii) pay dividends or make distributions, (viii) enter into transactions with affiliates or (ix) change the nature of the business.

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

For all of our borrowings, we must comply with various financial covenants. As of March 30, 2014, we were in compliance with these covenants.

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

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 to the audited Consolidated Financial Statements of the Company for the fiscal year ended December 29, 2013, included in its annual report on Form 10-K. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. Critical accounting policies reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions.

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

Goodwill and intangible assets

Goodwill is not amortized, but instead is measured at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently if conditions indicate an earlier review is necessary. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for annual impairment test.

In conducting the qualitative assessment, the Company assess the totality of relevant events and circumstances that affect the fair value or carrying value of the reporting unit. Such events and circumstances may include macroeconomic conditions, industry and competitive environment conditions, overall financial performance, reporting unit specific events and market considerations. The Company may also consider recent valuations of the reporting unit, including the magnitude of the difference between the most recent fair value estimate and the carrying value, as well as both positive and adverse events and circumstances, and the extent to which each of the events and circumstances identified may affect the comparison of a reporting unit’s fair value with its carrying value.

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

Based on our annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2013. As of December 29, 2013, the Company has allocated $4.5 million, $1.1 million, and $0.3 million of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively.  There were no events or changes in circumstances during the thirteen weeks ended March 30, 2014 that caused the Company to perform an interim impairment assessment.

The Company does not hold any intangible assets with indefinite lives, with the exception of the InStaff trade name. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to five years, based on a pattern in which the economic benefit of the respective intangible asset is realized. The Company annually evaluates the remaining useful lives of our finite intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company also evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in 2014 and 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. Borrowings under our existing senior credit facility bear floating interest rates that are tied to LIBOR and, therefore, our results of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an annual increase to the interest expense on our borrowings under our senior credit facility of approximately $0.9 million.

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

Changes in Internal Controls Over Financial Reporting

For the quarter ended March 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed November 4, 2013)
3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed November 4, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed October 28, 2013)
10.1+	Form of Nonqualified Stock Option Agreement (Vested Options) (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.2+	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.3+	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.4+	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.5

Amended and Restated Loan and Security Agreement, dated as of January 29, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Fifth Third Bank (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.6*	First Amendment to Amended and Restated Loan and Security Agreement, dated as of April 28, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Fifth Third Bank

10.7

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

†	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG STAFFING, INC.

/s/ L. Allen Baker, Jr.
	Name:	L. Allen Baker, Jr.
	Title:	President and Chief Executive Officer

/s/ Michael A. Rutledge
	Name:	Michael A. Rutledge
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: April 30, 2014

