Form 10-Q
period 2014-06-29
BG Staffing, Inc.
filed 2014-08-08
CIK 1474903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2014 was 5,607,647.

Forward-Looking Statements

This Quarterly Report on Form-10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

·	future financial performance and growth targets or expectations;

·	market and industry trends and developments; and

·	the benefits of our completed and future merger, acquisition and disposition transactions.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

·	the availability of workers’ compensation insurance coverage at commercially reasonable terms;

·	the availability of qualified temporary personnel;

·	compliance with federal and state labor and employment laws and regulations and changes in such laws and regulations;

·	the ability to compete with new competitors and competitors with superior marketing and financial resources;

·	management team changes;

·	the favorable resolution of current or future litigation;

·	the ability to begin to generate sufficient revenue to produce net profits;

·	the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;

·	the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;

·	adverse changes in the economic conditions of the industries, countries or markets that we serve;

·	disturbances in world financial, credit, and stock markets;

·	unanticipated changes in national and international regulations affecting the company’s business;

·	a decline in consumer confidence and discretionary spending;

·	the general performance of the U.S. and global economies;

·	economic disruptions resulting from the European debt crisis;

·	and continued or escalated conflict in the Middle East; and

·	other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, and in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item  1. Financial Statements.

BG Staffing, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 29,	December 29,
	2014	2013
	(unaudited)
Current assets
Accounts receivable (net of allowance for doubtful accounts of $518,518 and $439,886 at 2014 and 2013, respectively)	$23,908,125	$23,347,449
Prepaid expenses	844,436	1,465,741
Other current assets	469,444	436,796

Total current assets	25,222,005	25,249,986

Property and equipment, net	606,817	523,360

Other assets
Deposits	1,467,089	1,193,608
Deferred financing charges	577,138	362,960
Deferred income taxes	7,574,029	7,255,164
Intangible assets, net	15,733,264	18,183,807
Goodwill	5,863,483	5,853,616

Total other assets	31,215,003	32,849,155

Total assets	$57,043,825	$58,622,501

Current liabilities
Long-term debt, current portion	$2,250,000	$2,378,333
Accrued interest	217,580	72,711
Accrued interest – related party	-	550,655
Accounts payable	1,653,082	1,933,214
Accrued expenses	7,020,623	7,122,875
Accrued payroll	1,675,074	1,002,301
Accrued workers’ compensation	1,049,465	1,142,486
Contingent consideration	1,229,727	1,946,848
Other current liabilities	702,414	560,750
Accrued taxes	467,789	148,759

Total current liabilities	16,265,754	16,858,932

Line of credit	14,500,000	13,000,000
Long-term debt, less current portion	16,062,500	2,378,333
Long-term debt – related party	-	14,628,099
Other long-term liabilities	2,463,723	3,654,463

Total liabilities	49,291,977	50,519,827

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 19,500,000 shares authorized, 5,607,647 and 5,598,847 shares issued and outstanding for 2014 and 2013, respectively	54,484	54,396
Additional paid in capital	1,999,469	1,066,820
Retained earnings	5,697,895	6,981,458
Total stockholders’ equity	7,751,848	8,102,674

Total liabilities and stockholders’ equity	$57,043,825	$58,622,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Week and Twenty-six Week Periods ended June 29, 2014 and June 30, 2013

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Revenues	$42,829,920	$35,235,715	$81,867,575	$60,016,302

Cost of services	34,364,685	28,586,063	65,690,710	48,498,348

Gross profit	8,465,235	6,649,652	16,176,865	11,517,954

Selling, general and administrative expenses	5,658,740	4,456,072	12,164,479	8,165,132

Depreciation and amortization	1,184,318	1,109,661	2,533,173	2,163,666

Operating income	1,622,177	1,083,919	1,479,213	1,189,156

Loss on extinguishment of related party debt	-	-	(986,835)	-

Interest expense, net	(636,867)	(385,678)	(1,220,349)	(716,500)

Interest expense, net – related party	-	(454,594)	(213,322)	(788,055)

Change in fair value of put option	(239,163)	-	(226,241)	-

Income (loss) before income taxes	746,147	243,647	(1,167,534)	(315,399)

Income tax benefit (expense)	(499,610)	1,782	(116,029)	(5,810)

Net income (loss)	$246,537	$245,429	$(1,283,563)	$(321,209)

Net income (loss) per share:
Basic	$0.04	$-	$(0.23)	$-
Diluted	$0.04	$-	$(0.23)	$-

Weighted average shares outstanding:
Basic	5,599,331	-	5,599,089	-
Dilutive effect	76,400	-	-	-
Diluted	5,675,731	-	5,599,089	-

Pro forma C corporation data:
Income (loss) before taxes	$-	$243,647	$-	$(315,399)
Pro forma income tax expense (benefit)	-	116,598	-	(79,962)
Pro forma income (loss)	$-	$127,049	$-	$(235,437)

Pro forma income (loss) per share:
Basic	$-	$0.02	$-	$(0.04)
Diluted	$-	$0.02	$-	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-six Week Periods ended June 29, 2014 and June 30, 2013

	2014	2013

Cash flows from operating activities
Net loss	$(1,283,563)	$(321,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,533,173	2,163,666
Loss on disposal of property and equipment	894	-
Loss on extinguishment of related party debt	986,835	-
Gain on contingent consideration	(212,000)	-
Amortization of deferred financing costs	92,773	83,165
Amortization of debt discounts	66,445	73,784
Interest expense on earn out payable	126,550	-
Put option adjustment	226,241	-
Provision for doubtful accounts	152,407	-
Stock-based compensation	1,026,646	-
Deferred income taxes	(240,789)	(13,782)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,319,029)	(4,930,703)
Prepaid expenses	478,061	(35,963)
Other current assets	(110,724)	(39,805)
Deposits	(273,481)	(125,358)
Accrued interest	(158,674)	14,817
Accrued interest – related party	-	351,413
Accounts payable	(280,132)	1,833,451
Accrued expenses	(102,252)	1,247,407
Accrued payroll	672,773	289,446
Accrued workers’ compensation	(93,021)	(39,627)
Contingent consideration	-	226,607
Other current liabilities	141,664	131,073
Accrued taxes	319,030	(28,083)
Net cash provided by operating activities	2,749,827	880,299

Cash flows from investing activities
Business acquired, net of cash received	-	(9,114,386)
Capital expenditures	(166,981)	(85,690)
Net cash used in investing activities	(166,981)	(9,200,076)

Cash flows from financing activities
Net borrowings under line of credit	78,529	5,200,000
Proceeds from issuance of long-term debt	-	6,000,000
Principal payments on long-term debt	(1,135,694)	(1,568,495)
Payments on other long-term liabilities	(500,000)	-
Contingent consideration paid	(974,143)	(1,043,413)
Other	(6,746)	(26,377)
Deferred financing costs	(44,792)	(241,938)
Net cash provided by (used in) financing activities	(2,582,846)	8,319,777

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$1,404,515	$708,520
Cash paid for taxes, net of refunds	149,047	41,997

Non-cash transactions:
Prepaid offering costs	$87,163	$-
Contingent consideration paid through relief of accounts receivable	596,079	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. (formerly LTN Staffing, LLC, a Delaware limited liability company whose sole member was LTN Acquisition, LLC (the “Parent”)), is a provider of temporary staffing services that primarily operates, through its wholly-owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel Services, LP and BG Personnel, LP (collectively, the “Company”), within the United States of America in three industry segments: Light Industrial, Multifamily, and IT Staffing.

In connection with BG Staffing, Inc’s filing of a registration statement with the Securities and Exchange Commission (the “SEC”) to register the resale of common stock of BG Staffing, Inc., the Company reorganized. The reorganization was completed with a merger of the Parent with and into LTN Staffing, LLC, with the LTN Staffing, LLC continuing as the surviving entity. Immediately following this merger, LTN Staffing, LLC converted to a corporation for state law purposes and to a C corporation for federal income tax purposes on November 3, 2013. All unit, share, and per share amounts shown in these Consolidated Financial Statements reflect the affect of the conversion as of the earliest date shown.

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

The accompanying unaudited consolidated financial statements for the thirteen and twenty-six week periods ended June 29, 2014 and June 30, 2013, have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the fiscal year ended December 29, 2013, included in its annual report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 29, 2014 and December 29, 2013, and include the thirteen and twenty-six week periods ended June 29, 2014 and June 30, 2013.

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform with the 2014 presentation.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Accounts receivable represent unpaid balances due from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual customers and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts consists of the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Allowance at beginning of the period	$450,250	$122,861	$439,886	$214,012
Provision for doubtful accounts	136,066	-	152,407	-
Amounts written off	(67,798)	(3,763)	(73,775)	(94,914)
Allowance at end of the period	$518,518	$119,098	$518,518	$119,098

Deferred Financing Charges

Deferred financing charges are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans payable. During the thirteen week periods ended June 29, 2014 and June 30, 2013, the Company recognized $40,265 and $46,628 of amortization expense as a component of interest expense related to deferred financing charges, respectively. During the twenty-six week periods ended June 29, 2014 and June 30, 2013, the Company recognized $92,773 and $83,165 of amortization expense as a component of interest expense related to deferred financing charges, respectively. At June 29, 2014 and December 29, 2013, there were $577,138 and $362,960 of unamortized deferred financing charges, respectively.

Property and Equipment

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets using the straight-line method. The cost of leasehold improvements is amortized over their useful lives, or the applicable lease term, if shorter.

Years

Leasehold improvements	1-5
Furniture and fixtures	5-7
Computer systems	5
Vehicles	5

Intangible Assets

The Company holds intangible assets with indefinite and finite lives. Intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to five years, based on a pattern in which the economic benefit of the respective intangible asset is realized.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

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

In May 2014, due to a recent remarketing launch, the Company noticed significant remaining name recognition and distinctiveness in its IT division’s trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At June 29, 2014, these trade names have a remaining unamortized value of $2,537,566. For the thirteen and twenty-six week periods ended June 29, 2014, the decrease in amortization expense associated with this change was $66,167 and decreased basic and diluted loss per share by approximately $0.01 per share. The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in 2014 and 2013.

The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

Based on our annual testing, the Company has determined that there was no goodwill impairment during the fiscal year ended December 29, 2013 (“Fiscal 2013”). As of June 29, 2014, the Company has allocated $4,483,937, $1,073,755, and $305,791 of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively. There were no events or changes in circumstances during the twenty-six week period ended June 29, 2014 that caused the Company to perform an interim impairment assessment.

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

June 29, 2014

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

In connection with the Company’s reorganization (see Note 1), as of November 3, 2013, the Company is treated as a C corporation for federal income tax purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future event, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to off set future tax benefits that may not be realized. There was no valuation allowance recorded as of June 29, 2014 or December 29, 2013.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements was the largest benefit that had a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assessed all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of June 29, 2014 or June 30, 2013. The Company is open to examination by tax authorities for federal, state or local income taxes for periods beginning after 2010. The Company recognizes any penalties and interest when necessary as tax expense. There were no penalties or interest recorded in the twenty-six week periods ended June 29, 2014 and June 30, 2013.

Stock Based Compensation

The Parent had issued profits interests in the form of Class B Units of the Parent (“Units”) to employees and directors. Compensation expense arising from the Units granted to the Company’s employees by the Parent was recognized as expense using the straight-line method over the vesting period, which represents the requisite service period. The fair value of the Units was based on the fair value of the underlying unit. These Units were converted to common stock as part of the Company’s conversion to a corporation.

On December 20, 2013, the board of directors of BG Staffing, Inc. adopted the 2013 Long-Term Incentive Plan (the “2013 Plan”). Under the 2013 Plan employees and directors may receive incentive stock options and other awards. A total of 900,000 shares of the common stock of BG Staffing, Inc. were initially reserved for issuance pursuant to the 2013 Plan. The Company determines the fair value of options to purchase common stock using the Black-Scholes valuation model. The Company recognizes compensation expense in selling, general and administrative expenses over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Fair Value Measurements

The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt at June 29, 2014 and December 29, 2013 approximated the carrying value as the debt bears market rates of interest. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

In connection with the acquisition of substantially all of the assets and assumed certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC (collectively, “InStaff”) on May 28, 2013, the Company granted a put option liability which is carried at fair market value in other long-term liabilities on the consolidated balance sheets. The fair value of the put option was $1,538,847 and $1,312,606 at June 29, 2014 and December 29, 2013, respectively. The put option liability is revalued at each balance sheet date at the greater of an adjusted earning before income taxes, depreciation and amortization (“EBITDA”) method or the fair market value. Changes in fair value are recorded as non-cash, non-operating income in the Company’s consolidated statements of operations. The liability is classified within Level 3 as the lack of an active market during 2013 and 2014 impairs the calculation of fair market value as an unobservable input used to value the put option. There were no changes in fair value during Fiscal 2013. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the twenty-six weeks ended June 29, 2014.

The fair value is reviewed on a quarterly basis based on most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available. For the thirteen and twenty-six week periods ended June 29, 2014, the Company recognized $239,163 and $226,241 of expense related to the change in fair value of the put option liability, respectively.

BG Staffing, Inc. and Subsidiaries

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

Earnings per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the thirteen and twenty-six week periods ended June 29, 2014, the Company had 415,942 and 706,297 common stock equivalents that were antidilutive, respectively. As a result, these shares were excluded from the calculation of diluted loss per share.

Pro Forma Loss Per Share

In connection with the Company’s reorganization in Fiscal 2013 (see Note 1), the pro forma loss per share has been calculated as if the Company were a C corporation for federal income tax purposes. Pro forma loss per share was calculated using the weighted average number of shares outstanding. The weighted average shares outstanding used in the calculation of pro forma diluted loss per share includes the dilutive effect of options to purchase common shares using the treasury stock method. The calculation of pro forma loss per share was calculated as follows:

	June 30, 2013
	Thirteen Weeks Ended	Twenty-six Weeks Ended
Income (loss) before taxes	$243,647	$(315,399)
Pro forma income tax expense	(116,598)	79,962
Pro forma net income (loss)	$127,049	$(235,437)

Shares:
Basic weighted average shares	5,419,509	5,419,509
Dilutive effect of potential common shares	185,860	-
Diluted weighted average shares	5,605,369	5,419,509

Pro forma basic earnings (loss) per share	$0.02	$(0.04)
Pro forma diluted earnings (loss) per share	$0.02	$(0.04)

For the thirteen and twenty-six weeks ended June 30, 2013, giving effect to the reorganization and conversion to C corporation status as if they had occurred on the first day of Fiscal 2013, the Company had 63,000 and 362,620 common stock equivalents that were antidilutive, respectively. As a result, the assumed shares under the treasury stock method have been excluded from the calculation of diluted loss per share.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

BG Staffing, Inc. and Subsidiaries

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

NOTE 3 - ACQUISITIONS

On May 28, 2013, the Company acquired substantially all of the assets of InStaff for cash consideration of $9,000,000 and contingent consideration of $1,000,000 based on the performance of InStaff for the two years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $800,000 based on a discounted cash flow analysis. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. If actual working capital were greater than the target working capital, the Company would pay additional consideration in the amount of the difference. If actual working capital were less than target working capital, InStaff would pay the Company the amount of the difference. On November 29, 2013, the Company paid approximately $436,000 for the working capital adjustment. The Company incurred costs of approximately $420,000 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of InStaff from the date of acquisition. InStaff operations contributed approximately $25.1 million of revenue for the twenty-six week period ended June 29, 2014. The assets acquired from InStaff were assigned to the Light Industrial segment. The acquisition of InStaff allows the Company to strengthen and expand its operations in the Light Industrial segment. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

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

The Company estimates that the revenues and net loss for the twenty-six week period ended June 30, 2013 that would have been reported if the acquisition of InStaff had taken place on the first day of Fiscal 2013 would be as follows (dollars in thousands):

Revenues	$80,940
Net income	$106
Loss per share:
Basic	$0.02
Diluted	$0.02

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

NOTE 4 - INTANGIBLE ASSETS

In May 2014, due to recent remarketing launch, the Company noticed significant remaining name recognition and distinctiveness in its IT division’s trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At June 29, 2014, these trade names have a remaining unamortized value of $2,537,566. For the thirteen and twenty-six week periods ended June 29, 2014, the decrease in amortization expense associated with this change was $66,167 and decreased basic and diluted loss per share by approximately $0.01 per share. Finite and indefinite lived intangible assets consist of the following:

	June 29, 2014
			Net
		Accumulated	Carrying
	Gross Value	Amortization	Value
Finite lives:
Customer lists	$25,786,810	$14,940,628	$10,846,182
Covenant not to compete	1,073,000	371,484	701,516
	26,859,810	15,312,112	11,547,698
Indefinite lives:
Trade names	5,618,000	1,432,434	4,185,566

Total	$32,477,810	$16,744,546	$15,733,264

	December 29, 2013
			Net
		Accumulated	Carrying
	Gross Value	Amortization	Value
Finite lives:
Customer lists	$25,786,810	$12,862,053	$12,924,757
Trade names	3,970,000	1,167,767	2,802,233
Covenant not to compete	1,073,000	264,183	808,817
	30,829,810	14,294,003	16,535,807
Indefinite lives:
Trade names	1,648,000	-	1,648,000

Total	$32,477,810	$14,294,003	$18,183,807

Estimated future amortization expense for the next five years is as follows:

Fiscal Year Ending:

2014	$2,009,197
2015	3,926,815
2016	3,497,031
2017	2,004,404
2018	110,251
Thereafter	-
$11,547,698

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

Total amortization expense for the thirteen week periods ended June 29, 2014 and June 30, 2013 was $1,141,437 and $1,081,448, respectively. Total amortization expense for the twenty-six week periods ended June 29, 2014 and June 30, 2013 was $2,450,543 and $2,112,223, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 29, 2014	December 29, 2013

Subcontractor payable	$3,396,679	$2,367,131
Accrued bonuses and commissions	592,947	696,207
Payroll taxes	1,900,170	2,947,134
Other	1,130,827	1,112,403
	$7,020,623	$7,122,875

NOTE 6 - DEBT

The Company has a senior credit facility effective May 24, 2010, as amended. On January 29, 2014, the Company entered into an amendment with its lenders under the senior credit facility. The amendment provides for a revolving line of credit (“Revolver”) of $20.0 million, increased the term loan facility (“Term Loan A”) from $7.1 million to $11.3 million and added $8.0 million of subordinated debt (“Term Loan B”). Borrowings under the Revolver and Term Loan A were partially used to repay the senior subordinated loans (“Subordinated Loans”) and $1.0 million was recorded as a loss on extinguishment of related party debt in the first quarter of 2014.

As of June 29, 2014 and December 29, 2013, $14.5 million and $13.0 million were outstanding on the Revolver, respectively. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75% (3.5% at June 29, 2014), and are secured by all assets of the Company. On April 28, 2014, the Company executed an amendment to the senior credit facility that temporarily increased the borrowing base amount from 80% to 85% of receivables and made other minor documentation modifications. The additional receivables increased the available borrowings under the Revolver from $2.3 million to $3.7 million at March 30, 2014. The Revolver matures on January 29, 2018.

At December 29, 2013, the Company had Subordinated Loans with two private lenders. The holders of these Subordinated Loans also hold equity interests of the Company, and therefore, are related parties. The Subordinated Loans required an annual mandatory prepayment of principal to be made if specific thresholds were met. The Company made such a mandatory prepayment of approximately $0.5 million in the first quarter of 2013. As noted above, the full amount of the Subordinated Loans was repaid on January 29, 2014 through additional borrowings on the senior credit facility.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

Long-term debt consists of the following:

	June 29, 2014	December 29, 2013

Term Loan A, payable to a bank in monthly installments of principal and interest with a maturity date of January 29, 2018 and is secured by all assets of the Company. Interest is paid on a monthly basis at an annual interest rate of LIBOR plus a margin of 3.75% to 4.5%, determined by certain thresholds (4.25% at June 29 2014).	$10,312,500	$4,756,666

Subordinated Loans, payable to private parties that accrued interest monthly at an annual rate of 14%, of which 12% is paid quarterly in cash and 2% is paid in kind. The Subordinated Loans were paid in full on January 29, 2014.	-	14,628,099

Term Loan B, payable to a bank with principal due in a one lump-sum payment along with a compounding deferred fee of 1.5% per annum with a maturity date of January 29, 2018. Interest is paid monthly at an annual rate of 11%.	8,000,000	-

Total long-term debt	18,312,500	19,384,765
Less current portion	(2,250,000)	(2,378,333)

Long-term debt non-current portion	$16,062,500	$17,006,432

For all of its borrowings, the Company must comply with certain financial covenants, including a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant. As of June 29, 2014, the Company was in compliance with these covenants.

Maturities on the Revolver and long-term debt obligations as of June 29, 2014, are as follows:

Fiscal Year Ending:

2014	$1,125,000
2015	2,250,000
2016	3,281,250
2017	3,375,000
2018	22,781,250
Thereafter	-
$32,812,500

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

NOTE 7 - CONTINGENCIES

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

NOTE 8 – EQUITY

Following the Company’s conversion to a corporation (see Note 1), authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

On December 19, 2013, the subordinated debt holders exercised their warrants to purchase 179,205 shares for a total of $200. As of June 29, 2014 and December 29, 2013, the Company has 5,607,647 and 5,598,847 shares of common stock outstanding and no shares of preferred stock outstanding.

Prior to the merger of the Parent with and into LTN Staffing, LLC, the Company was 100% owned by its Parent, who was the sole member. On December 3, 2012, the Parent issued 133,024 Class A Units, valued at $3.75 per unit, or $500,000, in conjunction with the Company’s acquisition of American Partners, Inc. (“API”). This issuance of units was recorded as a non-cash contribution from the Parent. Additionally, on December 3, 2012, the Parent completed a private offering and issued 1,200,000 Class A Units at $3.75 per unit, or $4,500,000. The Parent contributed the net proceeds of $4,084,943 to the Company to fund, in part, the cash portion of the purchase price paid in connection with the Company’s acquisition of API.

NOTE 9 – STOCK-BASED COMPENSATION

Stock Issued

On June 24, 2014, under the 2013 Plan, the board of directors authorized and issued a total of 8,800 shares of restricted stock to all the Company’s employees with a stock price of $7.40 per share. The shares are fully vested and must be held for a period of one year. For the thirteen and twenty-six week periods ended June 29, 2014, the Company recognized $65,120 of compensation costs related to the stock issuance.

Stock Options

For the thirteen week periods ended June 29, 2014 and June 30, 2013, the Company recognized $49,683 and $-0- of compensation cost related to stock awards, respectively. For the twenty-six week periods ended June 29, 2014 and June 30, 2013, the Company recognized $882,888 and $-0- of compensation cost related to stock awards, respectively. Unamortized stock compensation expense as of June 29, 2014 amounted to $711,699 which is expected to be recognized over the next 3.6 years.

The following assumptions were used to estimate the fair value of share options granted for the twenty-six week periods ended:

	June 29, 2014		June 30, 2013

Weighted average fair value of options	$2.82		$-
Weighted average risk-free interest rate	1.0%		-%
Dividend yield	-%		-%
Weighted average volatility factor	49.0%		-%
Weighted average expected life	5.6	yrs	-	yrs

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

A summary of stock option activity is presented as follows:

Number of Shares

Options outstanding at December 29, 2013	-
Granted	566,363
Options outstanding at June 29, 2014	566,363

Options exercisable at June 29, 2014	300,763
Weighted average exercise price at June 29, 2014	$6.48

Warrant Activity

For the thirteen week periods ended June 29, 2014 and June 30, 2013, the Company did not recognize compensation cost related to warrants. For the twenty-six week periods ended June 29, 2014 and June 30, 2013, the Company recognized $78,638 and $-0- of compensation cost related to warrants, respectively.

The following assumptions were used to estimate the fair value of warrants for the twenty-six week periods ended:

	June 29, 2014		June 29, 2013

Weighted average fair value of warrants	$1.89		$-
Weighted average risk-free interest rate	0.1%		-%
Dividend yield	-%		-%
Weighted average volatility factor	49.0%		-%
Weighted average expected life	2.6	yrs	-	yrs

A summary of warrant activity is presented as follows:

Number of Shares

Warrants outstanding at December 29, 2013	182,632
Granted	41,573
Warrants outstanding at June 29, 2014	224,205

Warrants exercisable at June 29, 2014	224,205
Weighted average exercise price at June 29, 2014	$7.08

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS

Through ownership of the Parent (prior to the reorganization of the Company) and through ownership of the common stock of BG Staffing, Inc., the Company is affiliated with multiple investors. Two of these investors are private lenders that also held the Subordinated Loans of $14,628,099 at December 29, 2013 (see Note 6), which were repaid on January 29, 2014 and $986,835 was recorded as a loss on extinguishment of related party debt. Interest payments totaling $-0- and $190,549 were made to these investors during the thirteen week periods ended June 29, 2014 and June 30, 2013, respectively. Interest payments totaling $471,990 and $384,428 were made to these investors during the twenty-six week periods ended June 29, 2014 and June 30, 2013, respectively. Accrued interest of $-0- and $550,655 was due to these investors as of June 29, 2014 and December 29, 2013, respectively.

Until November 3, 2013, the Company was under a Management Services Agreement with a firm associated with one of the investors. The Company paid $-0- and $43,750 in management fees during the thirteen week periods June 29, 2014 and June 30, 2013, respectively. The Company paid $-0- and $87,500 in management fees during the twenty-six week periods June 29, 2014 and June 30, 2013, respectively.

NOTE 10 - CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diverse customer base. No single customer accounted for more than 10% of the Company’s revenue or accounts receivable for the twenty-six weeks ended June 29, 2014 and June 30, 2013.

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $44,586 and $36,730 to the 401(k) Plan in the thirteen week periods ended June 29, 2014 and June 30, 2013, respectively. The Company contributed $99,407 and $72,934 to the 401(k) Plan in the twenty-six week periods ended June 29, 2014 and June 30, 2013, respectively.

NOTE 13 - BUSINESS SEGMENTS

The Company operates within three industry segments: Light Industrial, Multifamily and IT Staffing. The Light Industrial segment provides temporary workers primarily to distribution and logistics customers needing a flexible workforce in Illinois, Wisconsin, Texas, Tennessee, and Mississippi. The Multifamily segment provides front office and maintenance personnel on a temporary basis to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities day to day operations. The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementations and maintenance projects. The Company provides services to customers primarily within the United States of America.

Segment profit (loss) includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense, and income tax benefit (expense) and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Revenue:
Light Industrial	$19,879,058	$14,809,006	$38,433,988	$23,070,833
Multifamily	8,054,948	5,535,774	14,364,767	9,656,108
IT Staffing	14,895,914	14,890,935	29,068,820	27,289,361

Total	$42,829,920	$35,235,715	$81,867,575	$60,016,302

Net income (loss):
Light Industrial	$513,669	$654,378	$1,815,678	$853,034
Multifamily	901,315	898,334	1,482,497	1,366,894
IT Staffing	573,705	486,126	988,321	766,574
Corporate	(1,105,285)	(953,137)	(4,136,388)	(1,803,156)
Interest expense, net	(636,867)	(840,272)	(1,433,671)	(1,504,555)

Total	$246,537	$245,429	$(1,283,563)	$(321,209)

Depreciation:
Light Industrial	$17,979	$14,143	$35,608	$26,034
Multifamily	5,983	4,734	11,750	8,611
IT Staffing	4,544	2,727	8,384	3,995
Corporate	14,375	6,609	26,888	12,803

Total	$42,881	$28,213	$82,630	$51,443

Amortization:
Light Industrial	$267,862	$70,317	$571,060	$86,967
Multifamily	37,708	43,265	75,417	89,306
IT Staffing	835,867	967,866	1,804,066	1,935,950
Corporate	-	-	-	-

Total	$1,141,437	$1,081,448	$2,450,543	$2,112,223

Capital Expenditures:
Light Industrial	$41,323	$-	$50,526	$-
Multifamily	6,940	10,164	11,363	22,032
IT Staffing	42,154	19,919	42,154	38,770
Corporate	30,851	2,418	62,938	24,888

Total	$121,268	$32,501	$166,981	$85,690

BG Staffing, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2014

(Unaudited)

	June 29, 2014	December 29, 2013

Total Assets:
Light Industrial	$19,008,057	$21,187,881
Multifamily	6,648,879	5,806,948
IT Staffing	22,981,479	23,644,464
Corporate	8,405,410	7,983,208

Total	$57,043,825	$58,622,501

NOTE 14 – PRO FORMA C CORPORATION DATA

In connection with the BG Staffing, Inc.’s filing of registration statement with the SEC to register the resale of common stock of BG Staffing, Inc., the Company reorganized. The reorganization was completed with a merger of the Parent with and into LTN Staffing, LLC, with LTN Staffing, LLC continuing as the surviving entity. Immediately following this merger, LTN Staffing, LLC converted to a corporation for state law purposes and to a C corporation for federal income tax purposes. Upon conversion, the Company established a net current deferred tax assets of $431,032 and net long-term deferred tax assets of $7,045,837. The pro forma C corporation data for the thirteen and twenty-six week periods ended June 30, 2013, are based on the historical consolidated statements of operations and give effect to pro forma taxes as if the Company were a C corporation for the entire duration of the period presented.

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

Overview

We are a provider of temporary staffing services and have completed a series of acquisitions, which includes the acquisition of BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc. in May 2010, JNA Staffing, Inc. in December 2010, Extrinsic, LLC in November 2011, American Partners, Inc. (“API”) in December 2012 and InStaff in May 2013. We operate within three industry segments: Light Industrial, Multifamily and IT Staffing. We provide services to customers primarily within the United States of America.

The Light Industrial segment provides temporary workers primarily to distribution and logistics customers needing a flexible workforce in Illinois, Wisconsin, Texas, Tennessee and Mississippi. We completed the InStaff acquisition on May 28, 2013, which expanded our Light Industrial operations into Texas, Mississippi, and Tennessee.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(dollars in thousands)

Revenues	$42,830	$35,236	$81,868	$60,016
Cost of services	34,365	28,586	65,691	48,498
Gross profit	8,465	6,650	16,177	11,518
Selling, general and administrative expenses	5,659	4,456	12,165	8,165
Depreciation and amortization	1,184	1,110	2,533	2,164
Operating income	1,622	1,084	1,479	1,189
Loss on extinguishment of related party debt	-	-	987	-
Interest expense, net	637	841	1,434	1,504
Change in fair value of put option	239	-	226	-
Income (loss) before income taxes	746	243	(1,168)	(315)
Income tax benefit (expense)	(499)	2	(116)	(6)
Net income (loss)	$247	$245	$(1,284)	$(321)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	80.2	81.1	80.2	80.8
Gross profit	19.8	18.9	19.8	19.2
Selling, general and administrative expenses	13.2	12.6	14.9	13.6
Depreciation and amortization	2.7	3.1	3.0	3.5
Operating income	3.8	3.1	1.8	2.0
Loss on extinguishment of related party debt	-	-	1.2	-
Interest expense, net	1.5	2.4	1.8	2.5
Change in fair value of put option	0.6	-	0.3	-
Income (loss) before income taxes	1.7	0.7	(1.4)	(0.5)
Income tax expense	(1.2)	-	(0.1)	-
Net income (loss)	(0.6)%	0.7%	(1.6)%	(0.5)%

Thirteen Week Fiscal Period Ended June 29, 2014 (Fiscal Quarter 2014) Compared to Thirteen Week Fiscal Period Ended June 30, 2013 (Fiscal Quarter 2013)

Revenues:

	Thirteen Weeks Ended
	June 29, 2014	June 30, 2013
	(dollars in thousands)
Revenues by segment:
Light Industrial	$19,879	$14,809
Multifamily	8,055	5,536
IT Staffing	14,896	14,891
Total Revenues	$42,830	$35,236

Light Industrial Revenues: Light Industrial revenues have increased $5.1 million (34.5%) from $14.8 million in Fiscal Quarter 2013 to $19.9 million in Fiscal Quarter 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff, which accounted for $7.5 million of the increase in Light Industrial revenue and partially offset by a decrease of $2.4 million in remaining branches.

Multifamily Revenues: Multifamily revenues increased $2.5 million (45.5%) from $5.5 million in Fiscal Quarter 2013 to $8.0 million in Fiscal Quarter 2014, due to an increase in bill rates, as well as an increase in volume. Revenue from branches outside of Texas accounted for $1.8 million of the increase and revenue from branches in Texas increased approximately $0.7 million.

IT Staffing Revenues: IT Staffing revenues remained constant with $14.9 million in Fiscal Quarter 2013 and $14.9 million in Fiscal Quarter 2014.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Thirteen Weeks Ended
	June 29, 2014	June 30, 2013
	(dollars in thousands)
Gross Profit by segment:
Light Industrial	$2,589	$1,642
Multifamily	2,680	1,835
IT Staffing	3,196	3,173
Total Gross Profit	$8,465	$6,650

	Thirteen Weeks Ended
	June 29, 2014	June 30, 2013

Gross Profit Percentage by segment:
Light Industrial	13.0%	11.1%
Mutlifamily	33.3%	33.1%
IT Staffing	21.5%	21.3%
Company Gross Profit Percentage	19.8%	18.9%

Overall, our gross profit has increased $1.9 million (28.8%) from $6.6 million in Fiscal Quarter 2013 to $8.5 million in Fiscal Quarter 2014, mainly due to increased revenues. As a percentage of revenue, gross profit has increased from Fiscal Quarter 2013 to Fiscal Quarter 2014 mainly due to the acquisition of InStaff in May 2013 which has higher gross margins than our remaining Light Industrial business. Light Industrial, which has the lowest gross profit percentages, contributed approximately 11.1% of the gross profit in Fiscal Quarter 2013 and approximately 13.0% of the gross profit in Fiscal Quarter 2014. Multifamily, which has the highest gross profit percentages, contributed approximately 33.3% of the gross profit in Fiscal Quarter 2013 and approximately 33.3% of the gross profit in Fiscal Quarter 2014. Finally, IT Staffing contributed approximately 21.3% of the gross profit in Fiscal Quarter 2013 and approximately 21.5% of the gross profit in Fiscal Quarter 2014.

Light Industrial Gross Profit: Light Industrial gross profit increased $1.0 million (62.5%) from $1.6 million in Fiscal Quarter 2013 to $2.6 million in Fiscal Quarter 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff. As a percentage of revenue, gross profit increased from 11.1% in Fiscal Quarter 2013 to 13.0% in Fiscal Quarter 2014.

Multifamily Gross Profit: Multifamily gross profit increased $0.9 million (50.0%) from $1.8 million in Fiscal Quarter 2013 to $2.7 million in Fiscal Quarter 2014, mainly due to an increase in volume primarily generated by branches outside of Texas. As a percentage of revenue, gross profit increased from 33.1% in Fiscal Quarter 2013 to 33.3% in Fiscal Quarter 2014.

IT Staffing Gross Profit: IT Staffing gross profit remained constant with $3.2 million in Fiscal Quarter 2013 and $3.2 million in Fiscal Quarter 2014 due to the mix of customers. As a percentage of revenue, gross profit increased from 21.3% in Fiscal Quarter 2013 to 21.5% in Fiscal Quarter 2014.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $1.2 million (26.7%) to $5.7 million in Fiscal Quarter 2014 from $4.5 million in Fiscal Quarter 2013, primarily due to $0.8 million at Multifamily with $0.6 million from branches outside of Texas and $0.2 million from branches in Texas and $0.4 million at Light Industrial, which includes $0.6 million from the acquisition of InStaff in May 2013.

Depreciation and Amortization: Depreciation and amortization charges increased $0.1 million (9.1%) to $1.2 million during Fiscal Quarter 2014, compared to $1.1 million during Fiscal Quarter 2013. The increase in depreciation and amortization is primarily due to Light Industrial segment intangible assets acquired in the acquisition of InStaff in May 2013.

Interest Expense, net: Interest expense, net was $0.6 million during Fiscal Quarter 2014 compared to $0.8 million during Fiscal Quarter 2013, a decrease of $0.2 million. The decrease in interest expense, net is primarily due to an amendment with the lender under the senior credit facility on January 29, 2014 which resulted in the repayment of senior subordinated indebtedness (“Subordinated Loans”) having a higher interest rate.

Income Taxes: We had an income tax expense of $0.5 million in Fiscal Quarter 2014, compared to income tax benefit of $-0- million in Fiscal Quarter 2013. The increase in income taxes is primarily due to an increase in taxable income related to the change from a partnership where the partners pay the tax on taxable income to a C corporation that is taxable on its own income. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations.

Twenty-six Week Fiscal Period Ended June 29, 2014 (YTD 2014) Compared to Twenty-six Week Fiscal Period Ended June 30, 2013 (YTD 2013)

Revenues:

	Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013
	(dollars in thousands)
Revenues by segment:
Light Industrial	$38,434	$23,071
Multifamily	14,365	9,656
IT Staffing	29,069	27,289
Total Revenues	$81,868	$60,016

Light Industrial Revenues: Light Industrial revenues have increased $15.4 million (67.0%) from $23.0 million in YTD 2013 to $38.4 million in YTD 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff, which accounted for $19.7 million of the increase in Light Industrial revenue and partially offset by a decrease of $4.3 million in remaining branches.

Multifamily Revenues: Multifamily revenues increased $4.7 million (48.5%) from $9.7 million in YTD 2013 to $14.4 million in YTD 2014, due to an increase in bill rates, as well as an increase in volume. Revenue from branches outside of Texas accounted for $3.3 million of the increase and revenue from branches in Texas increased $1.4 million.

IT Staffing Revenues: IT Staffing revenues increased $1.8 million (6.6%) from $27.3 million in YTD 2013 to $29.1 million in YTD 2014, primarily due to organic growth. Increased revenues from YTD 2013 were $0.8 million at our American Partners division and $1.0 million at our Extrinsic division.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013
	(dollars in thousands)
Gross Profit by segment:
Light Industrial	$5,116	$2,378
Multifamily	4,726	3,191
IT Staffing	6,335	5,949
Total Gross Profit	$16,177	$11,518

	Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013

Gross Profit Percentage by segment:
Light Industrial	13.3%	10.3%
Multifamily	32.9%	33.0%
IT Staffing	21.8%	21.8%
Company Gross Profit Percentage	19.8%	19.2%

Overall, our gross profit has increased $4.7 million (40.9%) from $11.5 million in YTD 2013 to $16.2 million in YTD 2014, mainly due to increased revenues. As a percentage of revenue, gross profit has increased from YTD 2013 to YTD 2014 mainly due to the acquisition of InStaff in May 2013 which has higher gross margins than our remaining Light Industrial business. Light Industrial, which has the lowest gross profit percentages, contributed approximately 10.3% of the gross profit in YTD 2013 and approximately 13.3% of the gross profit in YTD 2014. Increased gross profit in Light Industrial was partially offset by decreased gross profit in Multifamily, which has the highest gross profit percentages. Multifamily contributed approximately 33.0% of the gross profit in YTD 2013 and approximately 32.9% of the gross profit in YTD 2014. Finally, IT Staffing contributed approximately 21.8% of the gross profit in YTD 2013 and in YTD 2014.

Light Industrial Gross Profit: Light Industrial gross profit increased $2.7 million (112.5%) from $2.4 million in YTD 2013 to $5.1 million in YTD 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff. As a percentage of revenue, gross profit increased from 10.3% in YTD 2013 to 13.3% in YTD 2014.

Multifamily Gross Profit: Multifamily gross profit increased $1.5 million (46.9%) from $3.2 million in YTD 2013 to $4.7 million in YTD 2014, mainly due to an increase in volume primarily generated by branches outside of Texas. As a percentage of revenue, gross profit decreased from 33.0% in YTD 2013 to 32.9% in YTD 2014.

IT Staffing Gross Profit: IT Staffing gross profit increased $0.5 million (8.5%) from $5.9 million in YTD 2013 to $6.4 million in YTD 2014 due to the mix of customers. As a percentage of revenue, gross profit remained constant at 21.8% in YTD 2013 and in YTD 2014.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $4.0 million (48.8%) to $12.2 million in YTD 2014 from $8.2 million in YTD 2013, primarily due to $1.4 million at Multifamily with $0.9 million from branches outside of Texas and $0.5 million from branches in Texas, $1.2 million at Light Industrial, which includes $1.5 million from the acquisition of InStaff in May 2013, $1.0 million at corporate in stock-based compensation and $0.3 million at IT Staffing mainly from organic growth.

Depreciation and Amortization: Depreciation and amortization charges increased $0.3 million (13.6%) to $2.5 million during YTD 2014, compared to $2.2 million during YTD 2013. The increase in depreciation and amortization is primarily due to Light Industrial segment intangible assets acquired in the acquisition of InStaff in May 2013.

Interest Expense, net: Interest expense, net was $1.4 million during YTD 2014 compared to $1.5 million during YTD 2013, a decrease of $0.1 million. The decrease in interest expense, net is primarily due to an amendment with the lender under the senior credit facility on January 29, 2014 which resulted in the repayment of the Subordinated Loans having a higher interest rate.

Income Taxes: We had an income tax expense of $0.1 million in YTD 2014, compared to income tax expense of $-0- million in YTD 2013. The increase in income taxes is primarily due to an increase in taxable income related to the change from a partnership where the partners pay the tax on taxable income to a C corporation that is taxable on its own income. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, certain financial covenants in our senior credit facility are based on a measure similar to Adjusted EBITDA, subject to dollar limitations on certain adjustments.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, loss on early extinguishment of related party debt, board fees, transaction fees related to our acquisitions, and other non-cash expenses such as the put option adjustment and stock compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net income (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income (loss) to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(dollars in thousands)

Net income (loss)	$247	$245	$(1,284)	$(321)
Interest expense, net	637	841	1,434	1,504
Income tax expense (benefit)	499	(2)	116	6
Depreciation and amortization	1,184	1,110	2,533	2,164
Loss on extinguishment of related party debt	-	-	987	-
Stock-based compensation	115	-	1,027	-
Board fees	25	43	31	87
Transaction fees	-	278	-	458
Put option adjustment	239	-	226	-
Adjusted EBITDA	$2,946	$2,515	$5,070	$3,898

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

On April 28, 2014, we executed an amendment to the senior credit facility that temporarily increased our borrowing availability from $2.3 million to $3.7 million at March 30, 2014, and we are in material compliance with all debt covenants.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013
	(dollars in thousands)

Net cash provided by operating activities	$2,750	$880
Net cash used in investing activities	(167)	(9,200)
Net cash provided by (used in) financing activities	(2,583)	8,320
Net change in cash and cash equivalents	$-	$-

Operating Activities

Cash provided by operating activities consists of net loss adjusted for non-cash items, including depreciation and amortization, loss on extinguishment of related party debt, stock compensation expense, changes in deferred income taxes, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, prepaid expenses and accrued payroll.

During the twenty-six week period ended June 29, 2014, net cash provided by operating activities was $2.7 million compared to $0.9 million for the corresponding period in 2013. This increase is mainly due to the increased volume of operations due to the acquisition of InStaff.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In the twenty-six week period ended June 29, 2014, we made capital expenditures of $0.2 million mainly related computer equipment purchased in the ordinary course of business. In the twenty-six week period ended June 30, 2013, we paid $1.0 million of contingent consideration related to the November 2011 acquisition of Extrinsic. We made capital expenditures of approximately $0.1 million mainly related to furniture upgrades at our American Partners division and additional computer equipment purchased in the ordinary course of business. We plan to spend approximately $0.3 million on capital expenditures, not including any acquisition costs, during the remainder of the current fiscal year for leasehold improvements and computer equipment in the ordinary course of business using cash provided by operating activities and borrowing under our senior credit facility.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our senior credit facility, payment of other long-term obligations and contingent consideration paid. We currently do not intend to pay cash dividends on our common stock.

	Twenty-six Weeks Ended
	June 29, 2014	June 30, 2013
	(dollars in thousands)
Net borrowings under line of credit	$79	$5,200
Proceeds from issuance of long-term debt	-	6,000
Principal payments on long-term debt	(1,136)	(1,569)
Payment on other long-term obligations	(500)	-
Contingent consideration paid	(974)	(1,043)
Other	(7)	(26)
Deferred financing costs	(45)	(242)
Net cash provided by (used in) financing activities	$(2,583)	$8,320

For the twenty-six weeks ended June 29, 2014, we decreased our long-term debt and other long-term liabilities by $1.6 million using excess cash flows from operations and we paid $1.0 million of contingent consideration related to the May 2013 acquisition of InStaff and the December 2012 acquisition of API.

For the twenty-six weeks ended June 30, 2013, we increased our borrowings on our revolving line of credit by $5.2 million. This was mainly done to partially fund the InStaff acquisition, as well as to fund the $1.0 million contingent consideration paid related to the Extrinsic acquisition and the $0.5 million mandatory prepayment of principal to our related party subordinated debtholders, as determined by an excess cash flow calculation, as defined, performed annually.

Senior Credit Facility

On January 29, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Fifth Third Bank. The Loan Agreement amended and restated that certain Loan and Security Agreement, dated as of May 24, 2010, as amended (the “Prior Loan Agreement”), which had until January 29, 2014 governed our senior credit facility.

The Loan Agreement governs our senior credit facility (which now matures on January 29, 2018), which provides a revolving line of credit (“Revolver”) that permits the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base and the revolving loan commitment of $20.0 million. The borrowing base is adjusted on a monthly basis and is based on our accounts receivables. On April 28, 2014, we executed the first amendment to the Loan Agreement that temporarily increased the borrowing base amount from 80% to 85% of receivables and made other minor documentation modifications. The Loan Agreement further provides for a term loan of approximately $11.3 million (“Term Loan A”) and a term loan of $8.0 million (“Term Loan B”), each of which matures on January 29, 2018. Our obligations under the Loan Agreement are secured by a continuing and unconditional first priority security interest in all of our tangible and intangible property.

Our Revolver and Term Loan A bear interest at the LIBOR Rate plus the Applicable Margin (as those terms are defined in the Loan Agreement). Accrued and unpaid interest on borrowings under our Revolver and Term Loan A are due and payable monthly in arrears and, with respect to Term Loan A, principal payments are required monthly and upon the occurrence of certain events. Term Loan B bears interest at a fixed rate of 11.0% per annum. Accrued and unpaid interest on borrowings under the Term Loan B are due and payable monthly in arrears, a compounding deferred fee of 1.5% per annum is due in a lump-sum payment, and principal payments are required upon the occurrence of certain events. Borrowings under our Revolver and Term Loan A were partially used to prepay the senior subordinated indebtedness of the Company (as described below under “Subordinated Loans”).

At closing, we paid commitment fees of $100,000 (with respect to the Revolver and Term Loan A) and $160,000 (with respect to Term Loan B). We must pay an unused commitment fee of 0.25% of the difference between the Revolving Loan Commitment (i.e., $20.0 million) and the average daily balance of the Revolver for each month, payable in arrears, and a Compounding Deferred Fee (as defined in the Loan Agreement) on the earlier of the date Term Loan B matures or is paid in full.

The Loan Agreement contains negative covenants that, among other things, restricts our ability to, with certain exceptions, (i) incur indebtedness, (ii) grant liens, (iii) make investments, (iv) dispose of assets, (v) enter into mergers, consolidations or similar transactions, (vi) issue securities, (vii) pay dividends or make distributions, (viii) enter into transactions with affiliates or (ix) change the nature of our business.

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

We are permitted to prepay in part or in full amounts due under our Revolver and may prepay the Term A Loan and Term B Loan without penalty provided certain conditions are met. Events of default include, among other things, late payment or non-payment, breach of representations, breach of affirmative or negative covenants (including financial covenants), defaults on other indebtedness, default with respect to a material purchase or lease of goods or services where the default might reasonably be expected to have a Material Adverse Effect (as defined in the Loan Agreement), bankruptcy or insolvency, certain judgments, a Change of Control (as defined in the Loan Agreement) and impairment of collateral. If an event of default occurs, the interest rate applicable to our Revolver and Term Loan A will increase by 2% per annum, and the interest rate applicable to Term Loan B will increase by 2% per annum or to the default interest rate applicable to our Revolver and Term Loan A, whichever is higher.

Subordinated Loans

We had approximately $14.6 million of outstanding subordinated loans at December 29, 2013. The subordinated loans were prepaid on January 29, 2014 through the use of proceeds obtained pursuant to the Loan Agreement with Fifth Third (discussed above). The subordinated loans were expressly junior and subordinated only to the debt outstanding under the senior credit facility. Interest on the subordinated loans accrued at a rate of 14.0% per annum (of which 12% was cash and 2% was paid in kind). Accrued interest on the subordinated loans was approximately $0.6 million as of December 29, 2013. The subordinated loans required, effective December 30, 2012, that an excess cash flow payment to be made if specific thresholds were met. A mandatory principal payment of approximately $0.5 million was made in the first quarter of 2013. The subordinated loans were to mature on May 31, 2015. The former holders of the subordinated loans currently hold shares of our common stock, and therefore are related parties.

For all of our borrowings, we must comply with various financial covenants. As of June 29, 2014, we were in material compliance with these covenants.

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

Based on our annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2013. As of December 29, 2013, the Company has allocated $4.5 million, $1.1 million, and $0.3 million of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively.  There were no events or changes in circumstances during the twenty-six weeks ended June 29, 2014 that caused the Company to perform an interim impairment assessment.

The Company holds intangible assets with indefinite and finite lives. Intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to five years, based on a pattern in which the economic benefit of the respective intangible asset is realized. In May 2014, due to a recent remarketing launch, the Company reassessed the useful lives of trade name assets and concluded that these are indefinite lived intangible assets and would no longer amortize them. The Company annually evaluates the remaining useful lives of our finite intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company also evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in 2014 and 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

Changes in Internal Controls Over Financial Reporting

For the quarter ended June 29, 2014, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed November 4, 2013)

3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed November 4, 2013)

4.1	Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed October 28, 2013)

10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of April 28, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Fifth Third Bank (incorporated by reference from the registrant’s Form 10-Q filed on April 30, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BG STAFFING, INC.

/s/ L. Allen Baker, Jr.
	Name:	L. Allen Baker, Jr.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael A. Rutledge
	Name:	Michael A. Rutledge
	Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)
Date: August 8, 2014

