Form 10-Q
period 2014-09-28
BG Staffing, Inc.
filed 2014-11-03
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission File Number: 001-36704

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2014 was 5,608,145.

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 28, 2014	December 29, 2013
	(unaudited)
Current assets
Accounts receivable (net of allowance for doubtful accounts of $627,292 and $439,886 at 2014 and 2013, respectively)	$27,512,495	$23,347,449
Prepaid expenses	593,033	1,465,741
Other current assets	661,918	436,796
Total current assets	28,767,446	25,249,986

Property and equipment, net	652,660	523,360

Other assets
Deposits	1,466,273	1,193,608
Deferred financing charges	536,873	362,960
Deferred income taxes	7,481,407	7,255,164
Intangible assets, net	14,728,666	18,183,807
Goodwill	5,863,483	5,853,616
Total other assets	30,076,702	32,849,155

Total assets	$59,496,808	$58,622,501

Current liabilities
Long-term debt, current portion	$2,250,000	$2,378,333
Accrued interest	247,814	72,711
Accrued interest – related party	—	550,655
Accounts payable	1,304,103	1,933,214
Accrued expenses	7,871,222	7,122,875
Accrued payroll	1,826,972	1,002,301
Accrued workers’ compensation	981,869	1,142,486
Contingent consideration	1,262,240	1,946,848
Other current liabilities	726,300	560,750
Accrued taxes	1,299,361	148,759
Total current liabilities	17,769,881	16,858,932

Line of credit	14,600,000	13,000,000
Long-term debt, less current portion	15,500,000	2,378,333
Long-term debt – related party	—	14,628,099
Other long-term liabilities	3,418,433	3,654,463
Total liabilities	51,288,314	50,519,827

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 19,500,000 shares authorized, 5,608,145 and 5,598,847 shares issued and outstanding for 2014 and 2013, respectively	54,489	54,396
Additional paid in capital	2,090,947	1,066,820
Retained earnings	6,063,058	6,981,458
Total stockholders’ equity	8,208,494	8,102,674

Total liabilities and stockholders’ equity	$59,496,808	$58,622,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Week and Thirty-nine Week Periods ended September 28, 2014 and September 29, 2013

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues	$48,007,610	$47,865,934	$129,875,186	$107,882,236

Cost of services	38,021,871	38,755,915	103,712,581	87,254,263

Gross profit	9,985,739	9,110,019	26,162,605	20,627,973

Selling, general and administrative expenses	6,222,795	5,319,052	18,387,274	13,484,184

Depreciation and amortization	1,053,304	1,218,831	3,586,477	3,382,497

Operating income	2,709,640	2,572,136	4,188,854	3,761,292

Loss on extinguishment of related party debt	—	—	(986,835)	—

Interest expense, net	(634,238)	(448,549)	(1,854,587)	(1,165,049)

Interest expense, net – related party	—	(682,553)	(213,322)	(1,470,608)

Change in fair value of put option	(954,605)	—	(1,180,846)	—

Income (loss) before income taxes	1,120,797	1,441,034	(46,736)	1,125,635

Income tax expense	755,635	23,141	871,664	28,950

Net income (loss)	$365,162	$1,417,893	$(918,400)	$1,096,685

Net income (loss) per share:
Basic	$0.07	$—	$(0.16)	$—
Diluted	$0.06	$—	$(0.16)	$—

Weighted-average shares outstanding:
Basic	5,608,301	—	5,602,160	—
Dilutive effect	144,013	—	—	—
Diluted	5,752,314	—	5,602,160	—

Pro forma C corporation data:
Income before taxes	$—	$1,441,034	$—	$1,125,635
Pro forma income tax expense	—	599,922	—	519,959
Pro forma income	$—	$841,112	$—	$605,676

Pro forma income per share:
Basic	$—	$0.16	$—	$0.11
Diluted	$—	$0.15	$—	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Week Periods ended September 28, 2014 and September 29, 2013

	2014	2013
Cash flows from operating activities
Net (loss) income	$(918,400)	$1,096,685
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,586,477	3,382,497
Loss on disposal of property and equipment	894	—
Loss on extinguishment of related party debt	986,835	—
Gain on contingent consideration	(212,000)	—
Amortization of deferred financing costs	133,038	160,157
Amortization of debt discounts	77,230	161,934
Interest expense on earn out payable	169,697	—
Put option adjustment	1,180,846	—
Provision for doubtful accounts	312,333	170,726
Stock-based compensation	1,118,129	—
Deferred income taxes	(809,536)	(13,782)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,083,325)	(8,107,072)
Prepaid expenses	729,464	(316,273)
Other current assets	358,171	(25,315)
Deposits	(272,665)	(259,066)
Accrued interest	(128,440)	352,200
Accrued interest – related party	—	211,040
Accounts payable	(629,111)	3,369,923
Accrued expenses	742,097	200,856
Accrued payroll	824,671	(312,778)
Accrued workers’ compensation	(160,617)	104,001
Contingent consideration	—	397,226
Other current liabilities	171,800	125,410
Accrued taxes	1,150,602	(11,440)
Net cash provided by operating activities	3,328,190	686,929

Cash flows from investing activities
Business acquired, net of cash received	—	(9,114,386)
Capital expenditures	(261,530)	(151,636)
Net cash used in investing activities	(261,530)	(9,266,022)

Cash flows from financing activities
Net borrowings under line of credit	178,529	6,200,000
Proceeds from issuance of long-term debt	—	6,000,000
Principal payments on long-term debt	(1,698,194)	(2,220,912)
Payments on other long-term liabilities	(500,000)	—
Contingent consideration paid	(995,457)	(1,051,679)
Other	(6,746)	(26,377)
Deferred financing costs	(44,792)	(321,939)
Net cash (used in) provided by financing activities	(3,066,660)	8,579,093
Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,878,623	$1,258,804
Cash paid for taxes, net of refunds	149,961	32,886
Non-cash transactions:
Prepaid offering costs	$87,163	$—
Contingent consideration paid through relief of accounts receivable	596,079	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. (formerly LTN Staffing, LLC, a Delaware limited liability company whose sole member was LTN Acquisition, LLC (the “Parent”)), is a provider of temporary staffing services that also operates, through its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc. and BG Personnel, LP (collectively, the “Company”), within the United States of America in three industry segments: Light Industrial, Multifamily, and IT Staffing.

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

The accompanying unaudited consolidated financial statements for the thirteen and thirty-nine week periods ended September 28, 2014 and September 29, 2013, have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the fiscal year ended December 29, 2013, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 28, 2014 and December 29, 2013, and include the thirteen and thirty-nine week periods ended September 28, 2014 and September 29, 2013.

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform with the 2014 presentation.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Accounts receivable represents unpaid balances due from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual customers and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts consists of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Allowance at beginning of the period	$518,518	$119,098	$439,886	$214,012
Provision for doubtful accounts	159,926	170,726	312,333	170,726
Amounts written off	(51,152)	(45,814)	(124,927)	(140,728)
Allowance at end of the period	$627,292	$244,010	$627,292	$244,010

Deferred Financing Charges

Deferred financing charges are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans payable. During the thirteen week periods ended September 28, 2014 and September 29, 2013, the Company recognized $40,265 and $76,992 of amortization expense as a component of interest expense related to deferred financing charges, respectively. During the thirty-nine week periods ended September 28, 2014 and September 29, 2013, the Company recognized $133,038 and $160,157 of amortization expense as a component of interest expense related to deferred financing charges, respectively. At September 28, 2014 and December 29, 2013, there were $536,873 and $362,960 of unamortized deferred financing charges, respectively.

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
September 28, 2014
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

In May 2014, due to a recent remarketing launch, the Company noticed significant remaining name recognition and distinctiveness in its IT Staffing segment’s trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At September 28, 2014, these trade names have a remaining unamortized value of $2,537,566. For the thirteen and thirty-nine week periods ended September 28, 2014, the decrease in amortization expense associated with this change was $198,500 and $330,833, respectively. For the thirteen week period ended September 28, 2014, the increase in basic and diluted net income per share associated with this change was approximately $0.04 and $0.03 per share, respectively. For the thirty-nine week period ended September 28, 2014, the decrease in basic and diluted net loss per share associated with this change was approximately $0.06 per share. The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in 2014 and 2013.

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

Based on our annual testing, the Company has determined that there was no goodwill impairment during the fiscal year ended December 29, 2013 (“Fiscal 2013”). As of September 28, 2014, the Company has allocated $4,483,937, $1,073,755, and $305,791 of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively. There were no events or changes in circumstances during the thirty-nine week period ended September 28, 2014 that caused the Company to perform an interim impairment assessment.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

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

Income Taxes

Until November 3, 2013, the Company was treated as a partnership for federal income tax purposes except for B G Staff Services Inc., which are taxed as C corporations. Consequently, federal and state income taxes were not payable, or provided for, by the Company, except for those BG entities that were taxed as C corporations. Accordingly, the financial statements reflect the impact of income taxes for the taxable BG entities. Members were taxed individually on their share of the Company’s earnings, not earned in the C corporations, which were allocated among the members in accordance with the operating agreement of the Parent.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future event, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to off set future tax benefits that may not be realized. There was no valuation allowance recorded as of September 28, 2014 or December 29, 2013.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements was the largest benefit that had a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assessed all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of September 28, 2014 or September 29, 2013. The Company is open to examination by tax authorities for federal, state or local income taxes for periods beginning after 2010. The Company recognizes any penalties and interest when necessary as part of selling, general and administrative expenses.

Stock Based Compensation

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Fair Value Measurements

The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt at September 28, 2014 and December 29, 2013 approximated the carrying value as the debt bears market rates of interest. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC (collectively, “InStaff”) on May 28, 2013, the Company granted a put option liability which is carried at fair market value in other long-term liabilities on the consolidated balance sheets. The fair value of the put option was $2,493,452 and $1,312,606 at September 28, 2014 and December 29, 2013, respectively. The put option liability is revalued at each balance sheet date at the greater of an adjusted earning before income taxes, depreciation and amortization (“EBITDA”) method or the fair market value. Changes in fair value are recorded as non-cash, non-operating income in the Company’s consolidated statements of operations. The liability is classified within Level 3 as the lack of an active market during 2013 with only a slight increase in activity during 2014 impacts the calculation of fair market value as an unobservable input used to value the put option. There were no changes in fair value during Fiscal 2013. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the thirty-nine weeks ended September 28, 2014.

The fair value is reviewed on a quarterly basis based on the most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available. For the thirteen and thirty-nine week periods ended September 28, 2014, the Company recognized $954,605 and $1,180,846 of expense related to the change in fair value of the put option liability, respectively.

Earnings Per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the thirteen and thirty-nine week periods ended September 28, 2014, the Company had 138,942 and 519,285 common stock equivalents that were antidilutive, respectively. As a result, these shares were excluded from the calculation of diluted loss per share.

Pro Forma Loss Per Share

In connection with the Company’s reorganization in Fiscal 2013 (see Note 1), the pro forma loss per share has been calculated as if the Company were a C corporation for federal income tax purposes. Pro forma loss per share was calculated using the weighted-average number of shares outstanding. The weighted-average shares outstanding used in the calculation of pro forma diluted loss per share includes the dilutive effect of options to purchase common shares using the treasury stock method. The calculation of pro forma loss per share was calculated as follows:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

	September 29, 2013
	Thirteen Weeks Ended	Thirty-nine Weeks Ended
Income before taxes	$1,441,034	$1,125,635
Pro forma income tax expense	(599,922)	(519,959)
Pro forma net income	$841,112	$605,676
Shares:
Basic weighted-average shares	5,419,642	5,419,642
Dilutive effect of potential common shares	299,620	242,741
Diluted weighted-average shares	5,719,262	5,662,383
Pro forma basic earnings per share	$0.16	$0.11
Pro forma diluted earnings per share	$0.15	$0.11

For the thirteen and thirty-nine week periods ended September 29, 2013, giving effect to the reorganization and conversion to C corporation status as if they had occurred on the first day of Fiscal 2013, the Company had 63,000 and 63,000 common stock equivalents that were antidilutive, respectively. As a result, the assumed shares under the treasury stock method have been excluded from the calculation of diluted loss per share.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (ASU 2014-9), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-9 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-9 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

NOTE 3 - ACQUISITIONS

On May 28, 2013, the Company acquired substantially all of the assets of InStaff for an initial cash consideration paid of $9,000,000 and contingent consideration of $1,000,000 based on the performance of InStaff for the two years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $800,000 based on a discounted cash flow analysis. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. If actual working capital were greater than the target working capital, the Company would pay additional consideration in the amount of the difference. If actual working capital were less than target working capital, InStaff would pay the Company the amount of the difference. On November 29, 2013, the Company paid an additional of $436,528 for the working capital adjustment. The Company incurred costs of approximately $420,000 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of InStaff from the date of acquisition. InStaff operations contributed approximately $39.7 million of revenue for the thirty-nine week period ended September 28, 2014. The assets acquired from InStaff were assigned to the Light Industrial segment. The acquisition of InStaff allows the Company to strengthen and expand its operations in the Light Industrial segment. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
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

The Company estimates that the revenues and net loss for the thirty-nine week period ended September 29, 2013 that would have been reported if the acquisition of InStaff had taken place on the first day of Fiscal 2013 would be as follows (dollars in thousands):

Revenues	$128,806
Net income	$1,016
Loss per share:
Basic	$0.19
Diluted	$0.18

NOTE 4 - INTANGIBLE ASSETS

In May 2014, due to recent remarketing launch, the Company noticed significant remaining name recognition and distinctiveness in its IT Staffing segment’s trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At September 28, 2014, these trade names have a remaining unamortized value of $2,537,566. For the thirteen and thirty-nine week periods ended September 28, 2014, the increase in amortization expense associated with this change was $198,500 and $330,833, respectively. For the thirteen week period ended September 28, 2014, the decrease in basic and diluted net income per share associated with this change was approximately $0.04 and $0.03 per share, respectively. For the thirty-nine week period ended September 28, 2014, the decrease in basic and diluted net loss per share associated with this change was approximately $0.06 per share. Finite and indefinite lived intangible assets consist of the following:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

	September 28, 2014
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$25,786,810	$15,891,576	$9,895,234
Covenant not to compete	1,073,000	425,134	647,866
	26,859,810	16,316,710	10,543,100
Indefinite lives:
Trade names	5,618,000	1,432,434	4,185,566
Total	$32,477,810	$17,749,144	$14,728,666

	December 29, 2013
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$25,786,810	$12,862,053	$12,924,757
Trade names	3,970,000	1,167,767	2,802,233
Covenant not to compete	1,073,000	264,183	808,817
	30,829,810	14,294,003	16,535,807
Indefinite lives:
Trade names	1,648,000	—	1,648,000
Total	$32,477,810	$14,294,003	$18,183,807

Estimated future amortization expense for the next five years is as follows:

Fiscal Year Ending:
2014	$1,004,599
2015	3,926,815
2016	3,497,031
2017	2,004,404
2018	110,251
Thereafter	—
$10,543,100

Total amortization expense for the thirteen week periods ended September 28, 2014 and September 29, 2013 was $1,004,598 and $1,185,558, respectively. Total amortization expense for the thirty-nine week periods ended September 28, 2014 and September 29, 2013 was $3,455,141 and $3,297,781, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 28, 2014	December 29, 2013
Subcontractor payable	$3,813,168	$2,367,131
Accrued bonuses and commissions	710,759	696,207
Payroll taxes	2,115,935	2,947,134
Other	1,231,360	1,112,403
	$7,871,222	$7,122,875

NOTE 6 - DEBT

The Company has a senior credit facility effective May 24, 2010, as amended. On January 29, 2014, the Company entered into an amendment with its lenders under the senior credit facility. The amendment provides for a revolving line of credit (“Revolver”) of $20.0 million, increased the original principal amount of the term loan facility (“Term Loan A”) from $7.1 million to $11.3 million and added $8.0 million of subordinated debt (“Term Loan B”). Borrowings under the Revolver and Term Loan A were partially used to repay the senior subordinated loans (“Subordinated Loans”) and $1.0 million was recorded as a loss on extinguishment of related party debt in the first quarter of 2014.

As of September 28, 2014 and December 29, 2013, $14.6 million and $13.0 million were outstanding on the Revolver, respectively. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75% (3.5% at September 28, 2014), and are secured by all assets of the Company. On April 28, 2014, the Company executed an amendment to the senior credit facility that temporarily increased the borrowing base amount from 80% to 85% of receivables through August 31, 2014 and made other minor documentation modifications. The additional receivables increased the available borrowings under the Revolver from $2.3 million to $3.7 million at March 30, 2014. The Revolver matures on January 29, 2018.

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

Long-term debt consists of the following:

	September 28, 2014	December 29, 2013
Term Loan A, payable to a bank in monthly installments of principal and interest with a maturity date of January 29, 2018 and is secured by all assets of the Company. Interest is paid on a monthly basis at an annual interest rate of LIBOR plus a margin of 3.75% to 4.5%, determined by certain thresholds (4.25% at September 28, 2014).	$9,750,000	$4,756,666
Subordinated Loans, payable to private parties that accrued interest monthly at an annual rate of 14%, of which 12% is paid quarterly in cash and 2% is paid in kind. The Subordinated Loans were paid-in-full on January 29, 2014.	—	14,628,099
Term Loan B, payable to a bank with principal due in a one lump-sum payment along with a compounding deferred fee of 1.5% per annum with a maturity date of January 29, 2018. Interest is paid monthly at an annual rate of 11%.	8,000,000	—
Total long-term debt	17,750,000	19,384,765
Less current portion	(2,250,000)	(2,378,333)
Long-term debt non-current portion	$15,500,000	$17,006,432

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

For all of its borrowings, the Company must comply with certain financial covenants, including a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant. As of September 28, 2014, the Company was in compliance with these covenants.

Maturities on the Revolver and long-term debt obligations as of September 28, 2014, are as follows:

Fiscal Year Ending:
2014	$562,500
2015	2,250,000
2016	3,281,250
2017	3,375,000
2018	22,881,250
Thereafter	—
$32,350,000

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

On December 19, 2013, the subordinated debt holders exercised their warrants to purchase 179,205 shares for a total of $200. As of September 28, 2014 and December 29, 2013, the Company has 5,608,145 and 5,598,847 shares of common stock outstanding and no shares of preferred stock outstanding.

Prior to the merger of the Parent with and into LTN Staffing, LLC, the Company was 100% owned by its Parent, who was the sole member.

NOTE 9 – STOCK-BASED COMPENSATION

Stock Issued

On June 24, 2014, under the 2013 Plan, the board of directors authorized and issued a total of 8,800 shares of restricted stock to all the Company’s employees with a stock price of $7.40 per share. The shares are fully vested and must be held for a period of one year. For the thirteen and thirty-nine week periods ended September 28, 2014, the Company recognized $-0- and $65,120, respectively, of compensation costs related to the stock issuance.

Stock Options

For the thirteen week periods ended September 28, 2014 and September 29, 2013, the Company recognized $78,859 and $-0- of compensation cost related to stock awards, respectively. For the thirty-nine week periods ended September 28, 2014 and September 29, 2013, the Company recognized $961,747 and $-0- of compensation cost related to stock awards, respectively. Unamortized stock compensation expense as of September 28, 2014 amounted to $733,014 which is expected to be recognized over the next 3.3 years.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

The following assumptions were used to estimate the fair value of share options granted for the thirty-nine week periods ended:

	September 28, 2014		September 29, 2013
Weighted-average fair value of options	$2.84		$—
Weighted-average risk-free interest rate	1.0%		—%
Dividend yield	—%		—%
Weighted-average volatility factor	49.0%		—%
Weighted-average expected life	5.6	yrs	0	yrs

A summary of stock option activity is presented as follows:

Number of Shares
Options outstanding at December 29, 2013	—
Granted	596,363
Exercised	(5,000)
Options outstanding at September 28, 2014	591,363

Options exercisable at September 28, 2014	303,263

Weighted-average exercise price at September 28, 2014	$6.51

Warrant Activity

For the thirteen week periods ended September 28, 2014 and September 29, 2013, the Company recognized $12,624 and $-0- of compensation cost related to warrants. For the thirty-nine week periods ended September 28, 2014 and September 29, 2013, the Company recognized $91,262 and $-0- of compensation cost related to warrants, respectively. Unamortized stock compensation expense as of September 28, 2014 amounted to $25,671 which is expected to be recognized over the next 0.4 years.

The following assumptions were used to estimate the fair value of warrants for the thirty-nine week periods ended:

	September 28, 2014		September 29, 2013
Weighted-average fair value of warrants	$1.76		$—
Weighted-average risk-free interest rate	0.1%		—%
Dividend yield	—%		—%
Weighted-average volatility factor	49.0%		—%
Weighted-average expected life	2.4	yrs	0	yrs

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

A summary of warrant activity is presented as follows:

Number of Shares
Warrants outstanding at December 29, 2013	182,632
Granted	66,573
Exercised	(799)
Warrants outstanding at September 28, 2014	248,406

Warrants exercisable at September 28, 2014	223,406

Weighted-average exercise price at September 28, 2014	$7.38

NOTE 10 - RELATED PARTY TRANSACTIONS

Through ownership of the Parent (prior to the reorganization of the Company) and through ownership of the common stock of BG Staffing, Inc., the Company is affiliated with multiple investors. Two of these investors are private lenders that also held the Subordinated Loans of $14,628,099 at December 29, 2013 (see Note 6), which were repaid on January 29, 2014 and $986,835 was recorded as a loss on extinguishment of related party debt. Interest payments totaling $-0- and $354,897 were made to these investors during the thirteen week periods ended September 28, 2014 and September 29, 2013, respectively. Interest payments totaling $471,990 and $739,325 were made to these investors during the thirty-nine week periods ended September 28, 2014 and September 29, 2013, respectively. Accrued interest of $-0- and $550,655 was due to these investors as of September 28, 2014 and December 29, 2013, respectively.

Until November 3, 2013, the Company was under a Management Services Agreement with a firm associated with one of the investors. The Company paid $-0- and $43,750 in management fees during the thirteen week periods ended September 28, 2014 and September 29, 2013, respectively. The Company paid $-0- and $131,250 in management fees during the thirty-nine week periods ended September 28, 2014 and September 29, 2013, respectively.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diverse customer base. No single customer accounted for more than 10% of the Company’s revenue or accounts receivable for the thirty-nine week periods ended September 28, 2014 and September 29, 2013.

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $60,111 and $39,299 to the 401(k) Plan in the thirteen week periods ended September 28, 2014 and September 29, 2013, respectively. The Company contributed $159,518 and $112,233 to the 401(k) Plan in the thirty-nine week periods ended September 28, 2014 and September 29, 2013, respectively.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

Segment profit (loss) includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense, and income tax benefit (expense) and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue:
Light Industrial	$21,419,076	$24,457,244	$59,853,064	$47,528,077
Multifamily	11,602,845	7,892,330	25,967,611	17,548,439
IT Staffing	14,985,689	15,516,360	44,054,511	42,805,720
Total	$48,007,610	$47,865,934	$129,875,186	$107,882,236
Net income (loss):
Light Industrial	$421,476	$1,424,651	$2,215,960	$2,277,685
Multifamily	1,713,839	1,111,578	3,165,179	2,482,253
IT Staffing	866,704	768,217	1,812,639	1,534,792
Corporate	(2,002,619)	(755,451)	(6,044,269)	(2,562,388)
Interest expense, net	(634,238)	(1,131,102)	(2,067,909)	(2,635,657)
Total	$365,162	$1,417,893	$(918,400)	$1,096,685
Depreciation:
Light Industrial	$19,756	$17,145	$55,364	$43,179
Multifamily	6,495	6,393	18,245	15,004
IT Staffing	7,731	3,050	16,115	7,045
Corporate	14,724	6,685	41,612	19,488
Total	$48,706	$33,273	$131,336	$84,716
Amortization:
Light Industrial	$197,189	$179,650	$768,249	$266,617
Multifamily	24,887	24,887	74,662	83,829
IT Staffing	769,701	968,200	2,573,768	2,904,150
Corporate	12,821	12,821	38,462	43,185
Total	$1,004,598	$1,185,558	$3,455,141	$3,297,781
Capital Expenditures:
Light Industrial	$64,826	$7,121	$64,826	$7,121
Multifamily	19,274	14,737	19,274	36,769
IT Staffing	83,501	1,485	83,501	40,255
Corporate	93,929	42,603	93,929	67,491
Total	$261,530	$65,946	$261,530	$151,636

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014
(Unaudited)

	September 28, 2014	December 29, 2013
Total Assets:
Light Industrial	$20,327,796	$21,187,881
Multifamily	7,623,796	5,806,948
IT Staffing	22,589,412	23,644,464
Corporate	8,955,804	7,983,208
Total	$59,496,808	$58,622,501

NOTE 14 – PRO FORMA C CORPORATION DATA

In connection with the BG Staffing, Inc.’s filing of a registration statement with the SEC to register the resale of common stock of BG Staffing, Inc., the Company reorganized. The reorganization was completed with a merger of the Parent with and into LTN Staffing, LLC, with LTN Staffing, LLC continuing as the surviving entity. Immediately following this merger, LTN Staffing, LLC converted to a corporation for state law purposes and to a C corporation for federal income tax purposes. Upon conversion, the Company established a net current deferred tax assets of $431,032 and net long-term deferred tax assets of $7,045,837. The pro forma C corporation data for the thirteen and thirty-nine week periods ended September 29, 2013, are based on the historical consolidated statements of operations and give effect to pro forma taxes as if the Company were a C corporation for the entire duration of the period presented.

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

Overview

We are a provider of temporary staffing services and have completed a series of acquisitions, which includes the acquisition of BG Personnel, LP and B G Staff Services Inc. in May 2010, JNA Staffing, Inc. in December 2010, Extrinsic, LLC in November 2011, American Partners, Inc. (“AmP”) in December 2012 and InStaff in May 2013. We operate within three industry segments: Light Industrial, Multifamily and IT Staffing. We provide services to customers primarily within the United States of America.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(dollars in thousands)
Revenues	$48,008	$47,866	$129,875	$107,882
Cost of services	38,022	38,756	103,713	87,254
Gross profit	9,986	9,110	26,162	20,628
Selling, general and administrative expenses	6,223	5,319	18,387	13,484
Depreciation and amortization	1,053	1,219	3,586	3,382
Operating income	2,710	2,572	4,189	3,762
Loss on extinguishment of related party debt	—	—	(987)	—
Interest expense, net	(634)	(1,131)	(2,068)	(2,636)
Change in fair value of put option	(955)	—	(1,181)	—
Income (loss) before income taxes	1,121	1,441	(47)	1,126
Income tax expense	756	23	872	29
Net income (loss)	$365	$1,418	$(919)	$1,097

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	79.2%	81.0%	79.9%	80.9%
Gross profit	20.8%	19.0%	20.1%	19.1%
Selling, general and administrative expenses	13.0%	11.1%	14.2%	12.5%
Depreciation and amortization	2.2%	2.5%	2.8%	3.1%
Operating income	5.6%	5.4%	3.2%	3.5%
Loss on extinguishment of related party debt	—%	—%	(0.8)%	—%
Interest expense, net	(1.3)%	(2.4)%	(1.6)%	(2.4)%
Change in fair value of put option	(2.0)%	—%	(0.9)%	—%
Income (loss) before income taxes	2.3%	3.0%	—%	1.0%
Income tax expense	1.6%	—%	0.7%	—%
Net income (loss)	0.8%	3.0%	(0.7)%	1.0%

Thirteen Week Fiscal Period Ended September 28, 2014 (Fiscal Quarter 2014) Compared to Thirteen Week Fiscal Period Ended September 29, 2013 (Fiscal Quarter 2013)

Revenues:

	Thirteen Weeks Ended
	September 28, 2014	September 29, 2013
	(dollars in thousands)
Revenues by segment:
Light Industrial	$21,419	$24,457
Multifamily	11,603	7,892
IT Staffing	14,986	15,517
Total Revenues	$48,008	$47,866

Light Industrial Revenues: Light Industrial revenues have decreased $3.1 million (12.7%) from $24.5 million in Fiscal Quarter 2013 to $21.4 million in Fiscal Quarter 2014, mainly due to branches outside of Texas, which accounted for $2.5 million of the decrease in Light Industrial revenue and $0.6 million from branches in Texas.

Multifamily Revenues: Multifamily revenues increased $3.7 million (46.8%) from $7.9 million in Fiscal Quarter 2013 to $11.6 million in Fiscal Quarter 2014, due to an increase in bill rates, as well as an increase in volume. Revenue from branches outside of Texas accounted for $2.6 million of the increase and revenue from branches in Texas increased approximately $1.1 million.

IT Staffing Revenues: IT Staffing revenues decreased $0.5 million (3.2%) from $15.5 million in Fiscal Quarter 2013 to $15.0 million in Fiscal Quarter 2014, primarily from our American Partners division.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 28, 2014	September 29, 2013
	(dollars in thousands)
Gross Profit by segment:
Light Industrial	$2,756	$3,006
Multifamily	3,945	2,543
IT Staffing	3,285	3,561
Total Gross Profit	$9,986	$9,110

	Thirteen Weeks Ended
	September 28, 2014	September 29, 2013
Gross Profit Percentage by segment:
Light Industrial	12.9%	12.3%
Multifamily	34.0%	32.2%
IT Staffing	21.9%	22.9%
Company Gross Profit Percentage	20.8%	19.0%

Overall, our gross profit has increased $0.9 million (9.9%) from $9.1 million in Fiscal Quarter 2013 to $10.0 million in Fiscal Quarter 2014, due primarily to a shift in product mix during the quarter. As a percentage of revenue, gross profit has increased from Fiscal Quarter 2013 to Fiscal Quarter 2014 mainly due to higher revenues in our Multifamily segment which had the highest gross margins. The Multifamily segment contributed approximately 27.9% of the gross profit in Fiscal Quarter 2013 and approximately 39.5% of the gross profit in Fiscal Quarter 2014. Our Light Industrial segment, which had the lowest gross profit percentages, contributed approximately 33.0% of the gross profit in Fiscal Quarter 2013 and approximately 27.6% of the gross profit in Fiscal Quarter 2014. Finally, IT Staffing contributed approximately 39.1% of the gross profit in Fiscal Quarter 2013 and approximately 32.9% of the gross profit in Fiscal Quarter 2014.

Light Industrial Gross Profit: Light Industrial gross profit decreased $0.2 million (6.7%) from $3.0 million in Fiscal Quarter 2013 to $2.8 million in Fiscal Quarter 2014, mainly due to lower revenues in several markets during 2014. As a percentage of revenue, gross profit increased from 12.3% in Fiscal Quarter 2013 to 12.9% in Fiscal Quarter 2014.

Multifamily Gross Profit: Multifamily gross profit increased $1.4 million (56.0%) from $2.5 million in Fiscal Quarter 2013 to $3.9 million in Fiscal Quarter 2014, mainly due to an increase in volume primarily generated by branches outside of Texas. As a percentage of revenue, gross profit increased from 32.2% in Fiscal Quarter 2013 to 34.0% in Fiscal Quarter 2014.

IT Staffing Gross Profit: IT Staffing gross profit decreased $0.3 million (8.3%) from $3.6 million in Fiscal Quarter 2013 to $3.3 million in Fiscal Quarter 2014 due to the mix of customers in our Extrinsic division. As a percentage of revenue, gross profit decreased from 22.9% in Fiscal Quarter 2013 to 21.9% in Fiscal Quarter 2014.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $0.9 million (17.0%) to $6.2 million in Fiscal Quarter 2014 from $5.3 million in Fiscal Quarter 2013, primarily due increased costs of $0.8 million at Multifamily with $0.6 million from branches outside of Texas and $0.2 million from branches in Texas.

Depreciation and Amortization: Depreciation and amortization charges decreased $0.1 million (8.3%) to $1.1 million during Fiscal Quarter 2014, compared to $1.2 million during Fiscal Quarter 2013. The decrease in depreciation and amortization is primarily due to no longer amortizing the IT Staffing segment's trade names.

Interest Expense, net: Interest expense, net was $0.6 million during Fiscal Quarter 2014 compared to $1.1 million during Fiscal Quarter 2013, a decrease of $0.5 million. The decrease in interest expense, net is primarily due to an amendment with the lender under the senior credit facility on January 29, 2014 which resulted in the repayment of senior subordinated indebtedness (“Subordinated Loans”) having a higher interest rate.

Income Taxes: We had an income tax expense of $0.8 million in Fiscal Quarter 2014, compared to income tax benefit of $-0- million in Fiscal Quarter 2013. The increase in income taxes is primarily due to an increase in taxable income related to the change from a partnership where the partners pay the tax on taxable income to a C corporation that is taxable on its own income. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations.

Thirty-nine Week Fiscal Period Ended September 28, 2014 (YTD 2014) Compared to Thirty-nine Week Fiscal Period Ended September 29, 2013 (YTD 2013)

Revenues:

	Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013
	(dollars in thousands)
Revenues by segment:
Light Industrial	$59,853	$47,528
Multifamily	25,968	17,548
IT Staffing	44,054	42,806
Total Revenues	$129,875	$107,882

Light Industrial Revenues: Light Industrial revenues have increased $12.4 million (26.1%) from $47.5 million in YTD 2013 to $59.9 million in YTD 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff, which accounted for $19.4 million of the increase in Light Industrial revenue and partially offset by a decrease of $7.0 million in remaining branches.

Multifamily Revenues: Multifamily revenues increased $8.4 million (48.0%) from $17.5 million in YTD 2013 to $25.9 million in YTD 2014, due to an increase in bill rates, as well as an increase in volume. Revenue from branches outside of Texas accounted for $5.9 million of the increase and revenue from branches in Texas increased $2.5 million.

IT Staffing Revenues: IT Staffing revenues increased $1.2 million (2.8%) from $42.9 million in YTD 2013 to $44.1 million in YTD 2014, primarily due to organic growth. Increased revenues from YTD 2013 were $0.8 million at our Extrinsic division and $0.4 million at our American Partners division.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013
	(dollars in thousands)
Gross Profit by segment:
Light Industrial	$7,872	$5,384
Multifamily	8,672	5,734
IT Staffing	9,619	9,510
Total Gross Profit	$26,163	$20,628

	Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013
Gross Profit Percentage by segment:
Light Industrial	13.2%	11.3%
Multifamily	33.4%	32.7%
IT Staffing	21.8%	22.2%
Company Gross Profit Percentage	20.1%	19.1%

Overall, our gross profit has increased $5.6 million (27.2%) from $20.6 million in YTD 2013 to $26.2 million in YTD 2014, mainly due to increased revenues. As a percentage of revenue, gross profit has increased from YTD 2013 to YTD 2014 mainly due to a revenue mix shift resulting from increased revenues from higher margin customers and a reduction in revenue of some lower margin customers. Light Industrial, which has the lowest gross profit percentages, contributed approximately 26.1% of the gross profit in YTD 2013 and approximately 30.1% of the gross profit in YTD 2014. Multifamily, which has the highest gross profit percentages, contributed approximately 27.8% of the gross profit in YTD 2013 and approximately 33.1% of the gross profit in YTD 2014. These segment increases in gross profit were partially offset by decreased gross profit in the IT Staffing segment, which contributed approximately 46.1% of the gross profit in YTD 2013 and approximately 36.8% of the gross profit in YTD 2014.

Light Industrial Gross Profit: Light Industrial gross profit increased $2.5 million (46.3%) from $5.4 million in YTD 2013 to $7.9 million in YTD 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff. As a percentage of revenue, gross profit increased from 11.3% in YTD 2013 to 13.2% in YTD 2014.

Multifamily Gross Profit: Multifamily gross profit increased $3.0 million (52.6%) from $5.7 million in YTD 2013 to $8.7 million in YTD 2014, mainly due to an increase in volume primarily generated by branches outside of Texas. As a percentage of revenue, gross profit increased from 32.7% in YTD 2013 to 33.4% in YTD 2014.

IT Staffing Gross Profit: IT Staffing gross profit increased $0.1 million (1.1%) from $9.5 million in YTD 2013 to $9.6 million in YTD 2014 due to the mix of customers. As a percentage of revenue, gross profit decreased from 22.2% in YTD 2013 to 21.8% in YTD 2014.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $4.9 million (36.3%) to $13.5 million in YTD 2014 from $18.4 million in YTD 2013, primarily due to $2.3 million at Multifamily with $1.6 million from branches outside of Texas and $0.7 million from branches in Texas, $1.2 million at Light Industrial, which includes $1.5 million from the acquisition of InStaff in May 2013 and $1.1 million at corporate in stock-based compensation.

Depreciation and Amortization: Depreciation and amortization charges increased $0.2 million (5.9%) to $3.6 million during YTD 2014, compared to $3.4 million during YTD 2013. The increase in depreciation and amortization is primarily due to Light Industrial segment intangible assets acquired in the acquisition of InStaff in May 2013.

Interest Expense, net: Interest expense, net was $2.1 million during YTD 2014 compared to $2.6 million during YTD 2013, a decrease of $0.5 million. The decrease in interest expense, net is primarily due to an amendment with the lender under the senior credit facility on January 29, 2014 which resulted in the repayment of the Subordinated Loans having a higher interest rate.

Income Taxes: We had an income tax expense of $0.9 million in YTD 2014, compared to income tax expense of $-0- million in YTD 2013. The increase in income taxes is primarily due to an increase in taxable income related to the change from a partnership where the partners pay the tax on taxable income to a C corporation that is taxable on its own income. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, certain financial covenants in our senior credit facility are based on a measure similar to Adjusted EBITDA.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, loss on early extinguishment of related party debt, transaction fees related to our acquisitions, and other non-cash expenses such as the put option adjustment and stock compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(dollars in thousands)
Net income (loss)	$365	$1,418	$(919)	$1,097
Interest expense, net	634	1,131	2,068	2,636
Income tax expense	756	23	872	29
Depreciation and amortization	1,053	1,219	3,586	3,382
Loss on extinguishment of related party debt	—	—	987	—
Stock-based compensation	91	—	1,118	—
Transaction fees	—	33	—	491
Put option adjustment	955	—	1,181	—
Adjusted EBITDA	$3,854	$3,824	$8,893	$7,635

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our senior credit facility. Our primary uses of cash are payroll, subcontractor costs, operating expenses, capital expenditures and debt service. We believe that the cash generated from operations, together with the borrowing availability under our senior credit facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt. At September 28, 2014 we are in material compliance with all debt covenants.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
	September 28, 2014	September 29, 2013
	(dollars in thousands)
Net cash provided by operating activities	$3,328	$687
Net cash used in investing activities	(262)	(9,266)
Net cash (used in) provided by financing activities	(3,066)	8,579
Net change in cash and cash equivalents	$—	$—

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

During the thirty-nine week period ended September 28, 2014, net cash provided by operating activities was $3.3 million compared to $0.7 million for the corresponding period in 2013. This increase is mainly due to the increased volume of operations due to the acquisition of InStaff.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In the thirty-nine week period ended September 28, 2014, we made capital expenditures of $0.3 million mainly related computer equipment purchased in the ordinary course of business. In the thirty-nine week period ended September 29, 2013, we made capital expenditures of approximately $0.2 million mainly related to furniture upgrades at our American Partners division and additional computer equipment purchased in the ordinary course of business. We plan to spend approximately $0.2 million on capital expenditures, not including any acquisition costs, during the remainder of the current fiscal year for leasehold improvements and computer equipment in the ordinary course of business using cash provided by operating activities and borrowing under our senior credit facility.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our senior credit facility, payment of other long-term obligations and contingent consideration paid. We currently do not intend to pay cash dividends on our common stock.

For the thirty-nine weeks ended September 28, 2014, we decreased our long-term debt and other long-term liabilities by $2.2 million using excess cash flows from operations, and we paid $1.0 million of contingent consideration primarily related to the May 2013 acquisition of InStaff and the December 2012 acquisition of AmP.

For the thirty-nine weeks ended September 29, 2013, we increased our borrowings on our revolving line of credit plus increased the related party Subordinated Loans by $12.2 million. This was mainly done to fund the InStaff acquisition, as well as to fund the $1.0 million contingent consideration paid related to the Extrinsic acquisition and the $0.5 million mandatory prepayment of principal to our related party subordinated debtholders, as determined by an excess cash flow calculation, as defined, performed annually.

Senior Credit Facility

On January 29, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Fifth Third Bank. The Loan Agreement amended and restated that certain Loan and Security Agreement, dated as of May 24, 2010, as amended (the “Prior Loan Agreement”), which had until January 29, 2014 governed our senior credit facility.

The Loan Agreement governs our senior credit facility (which now matures on January 29, 2018), which provides a revolving line of credit (“Revolver”) that permits us to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base and the revolving loan commitment of $20.0 million. The borrowing base is adjusted on a monthly basis and is based on our accounts receivables. On April 28, 2014, we executed the first amendment to the Loan Agreement that temporarily increased the borrowing base amount from 80% to 85% of receivables through August 31, 2014 and made other minor documentation modifications. The Loan Agreement further provides for a term loan of approximately $11.3 million (“Term Loan A”) and a term loan of $8.0 million (“Term Loan B”), each of which matures on January 29, 2018. Our obligations under the Loan Agreement are secured by a continuing and unconditional first priority security interest in all of our tangible and intangible property.

Our Revolver and Term Loan A bear interest at the LIBOR Rate plus the Applicable Margin (as those terms are defined in the Loan Agreement). Accrued and unpaid interest on borrowings under our Revolver and Term Loan A are due and payable monthly in arrears and, with respect to Term Loan A, principal payments are required monthly and upon the occurrence of certain events. Term Loan B bears interest at a fixed rate of 11.0% per annum. Accrued and unpaid interest on borrowings under the Term Loan B are due and payable monthly in arrears, a compounding deferred fee of 1.5% per annum is due in a lump-sum payment, and principal payments are required upon the occurrence of certain events. Borrowings under our Revolver and Term Loan A were partially used to prepay our senior subordinated indebtedness (as described below under “Subordinated Loans”).

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

Subordinated Loans

We had approximately $14.6 million of outstanding Subordinated Loans at December 29, 2013. The Subordinated Loans were prepaid on January 29, 2014 through the use of proceeds obtained pursuant to the Loan Agreement with Fifth Third (discussed above). The Subordinated Loans were expressly junior and subordinated only to the debt outstanding under the senior credit facility. Interest on the Subordinated Loans accrued at a rate of 14.0% per annum (of which 12% was cash and 2% was paid in kind). Accrued interest on the Subordinated Loans was approximately $0.6 million as of December 29, 2013. The Subordinated Loans required, effective December 30, 2012, that an excess cash flow payment to be made if specific thresholds were met. A mandatory principal payment of approximately $0.5 million was made in the first quarter of 2013. The Subordinated Loans were to mature on May 31, 2015. The former holders of the Subordinated Loans currently hold shares of our common stock, and therefore were related parties.

For all of our borrowings, we must comply with various financial covenants. As of September 28, 2014, we were in material compliance with these covenants.

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

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 to the audited Consolidated Financial Statements for the fiscal year ended December 29, 2013, included in our Annual Report on Form 10-K. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. Critical accounting policies reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions.

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

Goodwill and intangible assets

Goodwill is not amortized, but instead is measured at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently if conditions indicate an earlier review is necessary. If we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, we may use a qualitative assessment for annual impairment test.

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

Based on our annual testing, we have determined that there was no goodwill impairment in Fiscal 2013. As of December 29, 2013, we have allocated $4.5 million, $1.1 million, and $0.3 million of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively.  There were no events or changes in circumstances during the thirty-nine weeks ended September 28, 2014 that caused us to perform an interim impairment assessment.

We hold intangible assets with indefinite and finite lives. Intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to five years, based on a pattern in which the economic benefit of the respective intangible asset is realized. In May 2014, due to a recent remarketing launch, we reassessed the useful lives of trade name assets and concluded that these are indefinite lived intangible assets and would no longer amortize them. We annually evaluate the remaining useful lives of our finite intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We also evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. We have determined that there were no impairment indicators for these assets in 2014 and 2013.

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

Changes in Internal Controls Over Financial Reporting

For the quarter ended September 28, 2014, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.

You should carefully consider the risks described below and those contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations, cash flow and stock price. The risks described below and in our Annual Report on Form 10-K are not necessarily the only risks facing our Company. Additional risks and uncertainties not currently known to us or those that we currently deem to be immaterial may materially adversely affect our business, prospects, financial condition, results of operations and cash flow.

Our common stock has only been traded on the NYSE MKT since October 27, 2014, and has traded in low volumes. We cannot predict whether an active trading market for our common stock will ever develop. Even if an active trading market develops, the market price of our common stock may be significantly volatile.

Our common stock has only been traded on the NYSE MKT since October 27, 2014 and has traded in low volumes. We cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

•	you may have difficulty buying and selling our common stock at all or at the price you consider reasonable;

•
market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On August 1, 2014, we issued two warrants entitling each holder thereof to purchase up to 25,000 shares of our common stock at a price of $10.00 per share. The warrants were issued in exchange for public relations services and will expire on August 1, 2017. The issuance of the warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 19, 2014, we issued 498 shares of common stock upon the cashless exercise of outstanding warrants. The warrants had an original exercise price of $4.51 per share. The issuance of the common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

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

Date: November 3, 2014