Form 10-K
period 2014-12-28
BG Staffing, Inc.
filed 2015-03-02
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014

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
(972) 692-2400
_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	NYSE MKT LLC

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 29, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $41,496,588.

As of March 2, 2015, there were 6,598,145 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of BG Staffing, Inc. are incorporated by reference into Part III of this report.

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

Part I
ITEM 1. BUSINESS.

Overview and History
We are a national, temporary staffing company that provides temporary workers to a variety of customers that are seeking to match their workforce requirements to their business needs. Our customers operate across a diverse set of industries.
We employ a diverse operating model, both from a skill set and a geographic standpoint, which we believe mitigates revenue risk. We have 32 branch offices in 12 states within the U.S. We do not currently have any foreign operations.
We commenced operations on October 17, 2007 and since 2009 new leadership has led an on-going growth & diversification initiative. Since 2010, we acquired and successfully integrated five companies to date:

•
On May 24, 2010, we purchased the interests of BG Personnel Services, LP and BG Personnel, LP, and purchased the common stock of BG Staff Services, Inc. Shortly after the purchase, we relocated our corporate headquarters to Dallas, Texas. In 2011, we began doing business as BG Staffing.

•
On December 13, 2010, we purchased substantially all of the assets of JNA Staffing Inc., a Wisconsin corporation that specialized in providing temporary staffing services within the state of Wisconsin. These operations were rolled into our existing operations in Milwaukee, Wisconsin.

•
On November 21, 2011, we purchased substantially all of the assets of Extrinsic, LLC, a Delaware limited liability company that specialized in providing information technology staffing services to customers within the U.S.

•	On December 3, 2012, we acquired substantially all of the assets of American Partners, Inc., which specialized in providing information technology staffing services to customers within the U.S.

•
On May 28, 2013, we acquired substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC, a wholly owned subsidiary of InStaff Holding Corporation (collectively, “InStaff”). This acquisition has allowed us to strengthen and expand our operations in our Light Industrial segment. InStaff operated 12 branches in Texas and Mississippi, which we continue to operate under the “InStaff” trade name.

•
On February 23, 2015, we acquired substantially all of the assets of D&W Talent, LLC, a Texas limited liability company that specialized in providing temporary and full-time staffing services of accounting and finance personnel and secretarial and administrative personnel to customers.

BG Staffing, Inc. is the successor by conversion to LTN Staffing, LLC, a Delaware limited liability company that was formed on August 27, 2007. LTN Staffing, LLC converted into a Delaware corporation, BG Staffing, Inc., following the merger of LTN Acquisition, LLC (the former parent of LTN Staffing, LLC) with and into LTN Staffing, LLC. The conversion was completed on November 3, 2013.

Our Industry
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

We have diversified our operations to provide temporary workers within distinct segments of the industry. We refer to these segments as Light Industrial, Multifamily and IT Staffing. Additional financial information regarding our business segments is contained in Note 18 to our audited consolidated financial statements.

Our executive office is located at 5000 Legacy Drive, Suite 350, Plano, Texas 75024, and our telephone number is (972) 692-2400. We operate out of 32 offices and provide services in 20 states within the U.S.
Our Segments
Our operations are organized into three segments: Light Industrial, Multifamily, and IT Staffing.
Light Industrial Segment
Our Light Industrial segment provides temporary workers to primarily distribution and logistics customers needing a flexible workforce. We currently have offices in Sulphur Springs, Texas; Corsicana, Texas; Ennis, Texas; Greenville, Texas; Gainesville, Texas; El Paso, Texas; Mesquite, Texas; Austin, Texas; Dallas, Texas; Olive Branch, Mississippi; Southaven, Mississippi; Waukegan, Illinois and Milwaukee, Wisconsin. Light Industrial segment revenues were $81.9 million during the 2014 fiscal year and represented 47.4% of our consolidated revenues. Our Light Industrial segment temporary workers perform services in a variety of skilled and unskilled positions. The workers we assign to our light industrial customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.
Multifamily Segment
Our Multifamily segment is a leading provider of front office and maintenance personnel to the multifamily housing industry. We currently have offices in Dallas, Texas; Austin, Texas; San Antonio, Texas; Houston, Texas; Atlanta, Georgia; Phoenix, Arizona; Charlotte, North Carolina; Raleigh, North Carolina; Chicago, Illinois; Tampa, Florida; Jacksonville, Florida; Orlando, Florida; Alexandria, Virginia; Nashville, Tennessee; and Las Vegas, Nevada. Multifamily segment revenues were $34.3 million during the 2014 fiscal year and represented 19.9% of our consolidated revenues. The workers we assign to our multifamily customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.
IT Staffing Segment
Our IT Staffing segment provides highly skilled IT professionals with expertise in SAP ERP, SAP BI, Hyperion, Oracle ERP, Oracle BI and Peoplesoft. Our customers include large Fortune 500 companies and consulting firms engaged in systems integration projects. We operate our national coverage of the market from our offices in Durham, North Carolina and Pawtucket, Rhode Island. IT Staffing segment revenues during the 2014 fiscal year were $56.6 million and represented 32.7% of our consolidated revenues.
Growth Strategy
We are committed to growing our operations. Revenues have grown from $35 million in 2009 to $172.8 million in 2014, by using a growth strategy reliant upon both acquisitions and organic growth.
We will continue to evaluate acquisition opportunities utilizing our proven approach to the assessment, valuation, and integration of acquisitions. Additionally, we are committed to continue to grow our operations in our current markets, as well as expand into new markets within the industries that we currently serve.
We are organized to handle many of the administrative functions at our corporate location such that our branches can focus on business development and the effective recruiting and assignment of temporary workers.
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
Seasonality
Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our customers’ business. Demand for our Light Industrial staffing services increases during the second and third quarters of the year and peaks in the fourth quarter. Demand for our Light Industrial staffing services is lower during the first quarter, in part due to customer shutdowns and adverse weather conditions in the winter months. Demand for our Multifamily staffing services is higher during the second and third quarters of the year due to the increased turns in multifamily units during the summer months when schools are not in session. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
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

Legal Proceedings
We are engaged from time to time in legal matters and proceedings arising out of our normal course of business. While uncertainties are inherent in the final outcome of such matters, we believe the disposition of such proceedings will not have a material effect on our financial position or our results of operations.
Employees and Temporary Workers

At December 28, 2014, we had 170 staff employees at our corporate and branch offices. During the 2014 fiscal year, we assigned approximately 24,000 temporary workers.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions that took effect during 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

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

We expect to continue making acquisitions and entering into new business initiatives as part of our long-term business strategy. These acquisitions and new business initiatives involve significant challenges and risks, including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or diversion of management’s attention from our other business. We may be unable to identify suitable acquisition candidates in the future. Moreover, acquisitions may require substantial capital expenditures and the incurrence of additional indebtedness which may change significantly our capitalization and results of operations. Further, these acquisitions could result in post-closing discovery of material undisclosed liabilities of the acquired business or assets, title or other defects with respect to acquired assets, discrepancies or errors in furnished financial statements or other information or breaches of representations made by the sellers, or the unexpected loss of key employees or customers from acquired businesses. These events could cause harm to our operating results or financial condition.

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

We will likely issue additional common stock in the future, which would dilute the holdings of our existing stockholders.
In the future we may issue additional securities up to our total authorized and unissued amounts, including shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. Moreover, the exercise of our existing outstanding warrants and stock options, which are exercisable for or convertible into shares of our common stock, would dilute our existing common stockholders.
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

In the future, our auditors may be required to attest to the effectiveness of our internal control over financial reporting, and at such time our auditors may issue a report that is adverse in the event our auditors are not satisfied with the level at which our internal controls are documented, designed or operating, which could have an adverse impact on our stock price.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until, at the earliest, the date we are no longer an “emerging growth company” as defined in the recently enacted JOBS Act, if we take advantage (as we expect to do) of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 30.

Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

We do not have an extended history of paying dividends on our common stock nor can we be sure we will pay them in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

While we recently declared and paid a quarterly dividend, we are limited in our ability to pay dividends by our senior credit facility agreement, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Not applicable.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock commenced listing on the NYSE MKT on October 27, 2014 under the symbol “BGSF.” Our common stock was quoted on the OTC Bulletin Board, or OTCBB, under the symbol “BGSF” from April 30, 2014 to October 27, 2014. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prior to the quotation of our common stock on the OTCBB, there was no public market for our common stock. The table below sets forth information on the range of high and low sales prices for our common stock on the NYSE MKT, and the high and low bid quotations for our common stock on the OTCBB, as further described below.

		High	Low
Quarter Ended June 29, 2014:		$7.40	$7.00
Quarter Ended September 28, 2014:		$12.50	$7.01
Quarter Ended December 28, 2014:	OTCBB	$12.50	$11.99
	NYSE MKT	$11.99	$11.99

As of March 2, 2015, there were approximately 450 holders of record of our common stock.

Equity Compensation Plans

The following equity compensation plan information is provided as of December 28, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	585,466	$6.71	321,244	(2)

(1)
The 2013 Long-Term Incentive Plan was approved by the Company’s board of directors on December 20, 2013 and by the Company's common stockholders on February 6, 2014. The 2013 Long-Term Incentive Plan is the currently the Company’s only equity compensation plan.

(2)	The 2013 Long-Term Incentive Plan permits our compensation committee to grant shares of restricted stock.

Dividends

On December 19, 2014, our board of directors declared a dividend of $0.15 per share of common stock which was paid on January 30, 2015 to all common stockholders of record as of the close of business on December 31, 2014. Prior to that, we had not paid cash dividends on our common stock. Our ability to pay dividends is restricted under the terms of our senior credit facility and may be restricted under other agreements governing our outstanding indebtedness from time to time. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, general economic conditions and other factors considered relevant by our board of directors.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Senior Credit Facility” for a description of the restrictions in our senior credit facility on our ability to issue dividends.

Stock Sales

In December 2014, in a series of transactions, various investors (collectively the “Investors”) joined a Securities Purchase Agreement (the “Purchase Agreement”) with us pursuant to which the we issued and sold 963,750 shares (the “Shares”) of our common stock, $0.01 par value per share (the “Common Stock”), to the Investors in a private placement for an aggregate purchase price of $9,396,562 in cash. The purchase price for the Shares under the Purchase Agreement was $9.75 per Share. The Shares constituted approximately 17.2% of the total of issued and outstanding shares of Common Stock immediately before the initial execution of the Purchase Agreement and the subsequent closing of the purchase and sale of the Shares thereunder. In connection with the closing of the purchase and sale of the shares, we paid to Taglich Brothers, Inc. ("Taglich Brothers"), the placement agent, commissions of $751,725. In connection with the sale, we issued to designees of Taglich Brothers, warrants (the “Warrant”) to purchase 96,375 shares of Common Stock. The Warrant is exercisable at any time commencing on the sixth month anniversary of the issuance date in whole or in part, at an initial exercise price per share of $9.75, and may be exercised in a cashless exercise. The exercise price and number of shares of Common Stock issuable under the Warrants are subject to adjustments for stock dividends, splits, combinations and similar events. The Warrant expires on the fifth anniversary of the date of issuance. The holders of the Warrant and Shares are entitled to certain registration rights. The proceeds of the sale were used to pay indebtedness under our revolving credit facility.

In addition, we sold 17,959 shares of common stock at an exercise price of $4.51 per share to one of our directors upon the exercise of outstanding warrants to purchase common stock.
The foregoing issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

There were no share repurchases during the fourth quarter of the 2014 fiscal year.

Item 6.  Selected Financial Data.

The following tables set forth our summary consolidated historical and pro forma financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report. The statement of operations data for the fiscal years ended December 28, 2014 and December 29, 2013 and the balance sheet data as of December 28, 2014 and December 29, 2013 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the fiscal years ended and December 30, 2012, December 25, 2011 and December 26, 2010 and the balance sheet data as of December 30, 2012, December 25, 2011 and December 26, 2010 set forth below were derived from our audited financial statements not included in this Annual Report.

	Fiscal Years Ended
	2014	2013	2012	2011 (1)	2010
	(dollars in thousands, except per share data)
Revenues	$172,811	$151,678	$76,759	$50,120	$39,778
Gross profit	34,527	29,063	15,552	9,588	6,837
Selling, general and administrative expenses	24,084	19,041	10,606	6,852	5,665
Depreciation and amortization	4,642	4,894	4,469	2,750	1,603
Operating income (loss)	5,801	5,128	477	(14)	(431)
Loss (gain) on extinguishment of debt, net (1)	987	—	—	(2,588)	—
Interest expense, net	2,685	4,057	2,195	2,921	2,477
Change in fair value of put option	1,184	236	—	—	—
Income (loss) before income taxes	945	835	(1,718)	(347)	(2,908)
Income tax expense (benefit)	1,374	(7,463)	32	(65)	(291)
Net (loss) income	$(429)	$8,298	$(1,750)	$(282)	$(2,617)
Net (loss) income per share – basic	$(0.08)	$1.53	$—	$—	$—
Net (loss) income per share – diluted	$(0.08)	$1.47	$—	$—	$—
Weighted average shares outstanding – basic	5,649	5,425	—	—	—
Weighted average shares outstanding – diluted	5,649	5,646	—	—	—
Pro Forma C Corporation Data (2):
Historical income (loss) before taxes	$—	$835	$(1,718)	$(347)	$—
Pro forma income tax expense (benefit)	—	536	(588)	(3)	—
Pro forma income (loss)	$—	$299	$(1,130)	$(344)	$—
Pro forma income (loss) per share – basic	$—	$0.06	$(0.27)	$(0.60)	$—
Pro forma income (loss) per share – diluted	$—	$0.05	$(0.27)	$(0.60)	$—
Pro forma weighted average shares outstanding – basic	—	5,425	4,120	570	—
Pro forma weighted average shares outstanding – diluted	—	5,646	4,120	570	—
Other Financial Data:
Adjusted EBITDA (3)	$11,636	$10,653	$5,314	$3,014	$1,838

	As of Fiscal Year Ended
	2014	2013	2012	2011	2010
	(dollars in thousands)
Working capital	$8,623	$8,391	$1,473	$1,030	$(5,713)
Total assets	$53,773	$58,623	$37,143	$24,410	$15,969
Total outstanding borrowings	$22,088	$32,385	$22,518	$17,900	$20,481
Total long-term liabilities	$22,759	$33,661	$23,542	$18,450	$16,253
Equity (deficit)	$16,363	$8,103	$1,683	$(1,147)	$(10,753)

(1)	In November 2011, the Company recorded a $2.6 million gain on extinguishment of debt related to the restructuring of its debt obligations.

(2)
For comparative purposes, information related to pro forma tax expense (benefit), pro forma income (loss) and pro forma income (loss) per share has been included assuming the Company had been taxed as a C corporation for the periods presented in the audited historical consolidated financial statements (Fiscal 2013, Fiscal 2012 and Fiscal 2011).

(3)
We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Annual Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles (GAAP) can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, the financial covenants in our senior credit facility are based on Adjusted EBITDA.

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

	Fiscal Years Ended
	2014	2013	2012	2011	2010
	(dollars in thousands)
Net (loss) income	$(429)	$8,298	$(1,750)	$(282)	$(2,617)
Interest expense, net	2,685	4,057	2,195	2,921	2,477
Income tax expense (benefit)	1,374	(7,463)	32	(65)	(291)
Depreciation and amortization	4,642	4,894	4,469	2,750	1,603
Loss (gain) on extinguishment of debt, net	987	—	—	(2,588)	—
Stock-based compensation	1,193	—	—	—	—
Transaction fees	—	631	368	278	666
Put option adjustment	1,184	236	—	—	—
Adjusted EBITDA	$11,636	$10,653	$5,314	$3,014	$1,838

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

Basis of Presentation

We operate under a 52/53 week fiscal year. Our last two completed fiscal years ended on December 28, 2014 (“Fiscal 2014”) and December 29, 2013 (“Fiscal 2013”). Fiscal 2014 and Fiscal 2013 consist of 52 weeks. The differing length of certain fiscal years may affect the comparability of certain data.

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

The Light Industrial segment provides temporary workers primarily to distribution and logistics customers needing a flexible workforce in Illinois, Wisconsin, Texas, Tennessee and Mississippi. We completed the InStaff acquisition on May 28, 2013, which expanded our Light Industrial operations into Texas, Mississippi and Tennessee.

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

	Fiscal Year Ended
	December 28, 2014	December 29, 2013
	(dollars in thousands)
Revenues	$172,811	$151,678
Cost of services	138,284	122,615
Gross profit	34,527	29,063
Selling, general and administrative expenses	24,084	19,041
Depreciation and amortization	4,642	4,894
Operating income	5,801	5,128
Loss on extinguishment of debt, net	987	—
Interest expense, net	2,685	4,057
Change in fair value of put option	1,184	236
Income before income taxes	945	835
Income tax expense (benefit)	1,374	(7,463)
Net (loss) income	$(429)	$8,298

Revenues	100.0%	100.0%
Cost of services	80.0	80.8
Gross profit	20.0	19.2
Selling, general and administrative expenses	13.9	12.6
Depreciation and amortization	2.7	3.2
Operating income	3.4	3.4
Loss on extinguishment of debt, net	0.6	—
Interest expense, net	1.6	2.7
Change in fair value of put option	0.7	0.2
Income before income taxes	0.5	0.5
Income tax expense (benefit)	0.8	(4.9)
Net (loss) income	(0.3)%	5.4%

Fifty-two Week Fiscal Year Ended December 28, 2014 (Fiscal 2014) Compared with Fifty-two Week Fiscal Year Ended December 29, 2013 (Fiscal 2013)

Revenues:

	Fiscal Year Ended
	December 28, 2014	December 29, 2013
	(dollars in thousands)
Revenues by Segment:
Light Industrial	$81,883	$71,579
Multifamily	34,349	23,790
IT Staffing	56,579	56,309
Total Revenues	$172,811	$151,678

Light Industrial Revenues: Light Industrial revenues have increased $10.3 million (14.4%) from $71.6 million in Fiscal 2013 to $81.9 million in Fiscal 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff, which accounted for $20.0 million of the increase in Light Industrial revenue and partially offset by a decrease of $9.7 million in remaining branches.

Multifamily Revenues: Multifamily revenues increased $10.5 million (44.1%) from $23.8 million in Fiscal 2013 to $34.3 million in Fiscal 2014, due to our continued focus on expanding our market outside the state of Texas. Revenue from branches outside of Texas accounted for $7.3 million of the increase and revenue from branches in Texas increased $3.2 million.

IT Staffing Revenues: IT Staffing revenues increased $0.3 million (0.5%) from $56.3 million in Fiscal 2013 to $56.6 million in Fiscal 2014, mainly due to organic growth. Increased revenues from Fiscal 2013 were $0.8 million at our Extrinsic division, which were partially offset by a decrease of $0.5 million at our American Partners division.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, subcontractor costs, and reimbursable costs.

	Fiscal Year Ended
	December 28, 2014	December 29, 2013
	(dollars in thousands)
Gross Profit by Segment:
Light Industrial	$10,850	$8,722
Multifamily	11,496	7,804
IT Staffing	12,181	12,537
Total Gross Profit	$34,527	$29,063

	Fiscal Year Ended
	December 28, 2014	December 29, 2013
Gross Profit Percentage by Segment:
Light Industrial	13.3%	12.2%
Multifamily	33.5%	32.8%
IT Staffing	21.5%	22.3%
Company Gross Profit Percentage	20.0%	19.2%

Overall, our gross profit has increased $5.4 million (18.6%) from $29.1 million in Fiscal 2013 to $34.5 million in Fiscal 2014, mainly due to the increase in revenues. As a percentage of revenue, gross profit increased slightly from Fiscal 2013 to Fiscal 2014, mainly due to a revenue mix shift resulting from increased revenues from higher margin customers and a reduction in revenue of some lower margin customers. Light Industrial, which has the lowest gross profit percentages, contributed approximately 30.0% of the Fiscal 2013 gross profit and approximately 31.4% of the Fiscal 2014 gross profit. Multifamily, which has the highest gross profit percentages, contributed approximately 26.9% of the Fiscal 2013 gross profit and approximately 33.3% of the Fiscal 2014 gross profit. IT Staffing contributed approximately 43.1% of the Fiscal 2013 gross profit and approximately 35.3% of the Fiscal 2014 gross profit.

Light Industrial Gross Profit: Light Industrial gross profit increased $2.2 million (25.3%) from $8.7 million in Fiscal 2013 to $10.9 million in Fiscal 2014, mainly due to the additional volume acquired in the May 2013 acquisition of InStaff. As a percentage of revenue, gross profit decreased from 12.2% in Fiscal 2013 to 13.3% in Fiscal 2014.

 Multifamily Gross Profit: Multifamily gross profit increased $3.7 million (47.4%) from $7.8 million in Fiscal 2013 to $11.5 million in Fiscal 2014, mainly due to an increase in volume primarily generated by branches outside of Texas. As a percentage of revenue, gross profit increased from 32.8% in Fiscal 2013 to 33.5% in Fiscal 2014.

IT Staffing Gross Profit: IT Staffing gross profit decreased $0.5 million (4.0%) from $12.6 million in Fiscal 2013 to $12.1 million in Fiscal 2014 due to the mix of customers. As a percentage of revenue, gross profit decreased from 22.3% in Fiscal 2013 to 21.5% in Fiscal 2014.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $5.1 million (26.8%) to $24.1 million in Fiscal 2014 from $19.0 million in Fiscal 2013, primarily due to additional selling expenses of approximately $2.5 million at Multifamily with $1.8 million from branches outside of Texas and $0.7 million from branches in Texas, $1.4 million at Light Industrial, and $1.2 million at corporate in stock-based compensation.

Depreciation and Amortization: Depreciation and amortization charges decreased $0.3 million (6.1%) to $4.6 million in Fiscal 2014, compared with $4.9 million during Fiscal 2013. The decrease in depreciation and amortization is primarily due to changing the IT Staffing segment's trade names to an indefinite lived intangible assets that would no longer amortize, due to a remarketing launch in 2014, after which the Company noticed significant remaining name recognition and distinctiveness in its IT Staffing segment’s trade names and decided to continue their use in operations indefinitely.

Interest Expense, net: Interest expense, net was $2.7 million in Fiscal 2014 compared with $4.1 million in Fiscal 2013, a decrease of $1.4 million. The decrease in interest expense, net is primarily due to an amendment with the lender under the senior credit facility on January 29, 2014 which resulted in the repayment of the Subordinated Loans having a higher interest rate.

Income Taxes: We had income tax expense of $1.4 million in Fiscal 2014, compared with income tax benefit of $7.5 million in Fiscal 2013. The increase in income taxes is primarily due to an increase in taxable income related to the change from a partnership where the partners pay the tax on taxable income to a C corporation that is taxable on its own income. Prior to our reorganization into a Delaware corporation, which occurred on November 3, 2013, we were treated as a partnership for federal income tax purposes except for two subsidiaries, which were and are taxed as C corporations. The tax benefit recorded in 2013 is the result of the reorganization.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our senior credit facility. Our primary uses of cash are payroll, subcontractor costs, operating expenses, capital expenditures and debt service. We believe that the cash generated from operations, together with the borrowing availability under our senior credit facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt. At December 28, 2014, we are in material compliance with all debt covenants.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 28, 2014	December 29, 2013
	(dollars in thousands)
Net cash provided by operating activities	$5,681	$2,282
Net cash used in investing activities	(323)	(9,773)
Net cash (used in) provided by financing activities	(5,358)	7,491
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net (loss) income adjusted for non-cash items, including depreciation and amortization, loss on extinguishment of related party debt, stock compensation expense, put option adjustment, gain on contingent consideration, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, security deposits, accounts payable and accrued expenses.

During Fiscal 2014, net cash provided by operating activities was $5.7 million, compared with cash provided by operating activities of $2.3 million for Fiscal 2013. This increase is mainly due to the increased volume of operations due to the acquisition of InStaff and the growth of Multifamily.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2014, we made capital expenditures of $0.3 million mainly related to computer equipment purchased in the ordinary course of business. In Fiscal 2013 , we paid $9.4 million to acquire InStaff in May 2013 and we paid a working capital adjustment of $0.1 million to American Partners, Inc. in April 2013. We also made capital expenditures of approximately $0.2 million mainly related to furniture upgrades at our American Partners division and additional computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our senior credit facility, payment of other long-term obligations and contingent consideration paid. We have declared a cash dividend on our common stock to be paid in January 2015.

For Fiscal 2014, we decreased our borrowing on the revolving line of credit by $9.5 million primarily using the proceeds from issuance of commons stock of $8.5 million. We decreased our long-term debt and other long-term liabilities by $3.3 million using excess cash flows from operations, and we paid $1.0 million of contingent consideration primarily related to the May 2013 acquisition of InStaff and the December 2012 acquisition of American Partners, Inc.

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

The Loan Agreement governs our senior credit facility (which now matures on January 29, 2018), which provides a revolving line of credit ("Revolver") that permits us to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base and the revolving loan commitment of $20.0 million. The borrowing base is adjusted on a monthly basis and is based on our accounts receivables. On April 28, 2014, we executed the first amendment to the Loan Agreement that temporarily increased the borrowing base amount from 80% to 85% of receivables through August 31, 2014 and made other minor documentation modifications. On December 12, 2014, we executed an amendment to the senior credit facility that removed the limitation on us to pay dividends while the subordinated indebtedness ("Term Loan B") is outstanding. The Loan Agreement further provides for a term loan of approximately $11.3 million (“Term Loan A”) and a Term Loan B of $8.0 million, each of which matures on January 29, 2018. Our obligations under the Loan Agreement are secured by a continuing and unconditional first priority security interest in all of our tangible and intangible property.

Our Revolver and Term Loan A bear interest at the LIBOR Rate plus the Applicable Margin (as those terms are defined in the Loan Agreement). Accrued and unpaid interest on borrowings under our Revolver and Term Loan A are due and payable monthly in arrears and, with respect to Term Loan A, principal payments are required monthly and upon the occurrence of certain events. Term Loan B bears interest at a fixed rate of 11.0% per annum. Accrued and unpaid interest on borrowings under the Term Loan B are due and payable monthly in arrears, a compounding deferred fee of 1.5% per annum is due in a lump-sum payment, and principal payments are required upon the occurrence of certain events. Borrowings under our Revolver and Term Loan A were partially used to prepay the senior subordinated indebtedness (as described below under “–Subordinated Loans”).

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

For all of our borrowings, we must comply with various financial covenants. As of December 28, 2014, we were in compliance with these covenants.

The foregoing is a summary of the material terms with respect to our senior credit facility and Subordinated Loans, and is qualified in its entirety by reference to the actual text of the agreements applicable to our senior credit facility and the Subordinated Loans.

Contractual Obligations

The following table summarizes our contractual obligations as of December 28, 2014.

	Payment by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations(1)	$22,087	$2,250	$6,656	$13,181	$—
Estimated interest on long-term debt obligations(2)	434	141	282	11	—
Operating lease obligations(3)	1,450	694	753	3	—
Total	$23,971	$3,085	$7,691	$13,195	$—

(1) Reflects the outstanding balance on our senior credit facility and our subordinated loans at December 28, 2014. The subordinated loans were prepaid on January 29, 2014. See “Liquidity and Capital Resources - Subordinated Loans.” For a more detailed description of our senior credit facility and subordinated notes, see Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report.

(2) In Fiscal 2014, borrowings under the term loan of our senior credit facility bore interest at 30-day LIBOR plus a margin that ranges from 3.75% to 4.5%, determined by certain thresholds. Borrowings under the Revolver were subject to a borrowing base and bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75%. At December 28, 2014, the interest rates on our outstanding term loan and revolver were 3.75% and 3.00%, respectively. For the purposes of this table, we have estimated interest expense to be paid during the remaining term of our revolving credit facility using the outstanding balance and interest rate as of December 28, 2014. Our actual cash payments for interest on the senior credit facility will fluctuate as the outstanding balance changes with our cash needs and the LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt under our senior credit facility and subordinated loans, see Note10 to our audited consolidated financial statements included in this Annual Report. A one percentage point increase in our interest rate would cause an increase to interest expense of approximately $0.4 million for the “less than 1 year”, the “1 - 3 years” and the “3-5 years” periods.

(3) Represents the minimum lease payments due under our operating leases, excluding maintenance, insurance and taxes related to our operating lease obligation. For a more detailed description of our operating leases, see Note 14 to our audited consolidated financial statements found elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. Critical accounting policies reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions.

Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We provide temporary staffing solutions. We enter into agreements with our clients that outline the general terms and conditions of the staffing arrangement. Revenue is recognized as services are performed and associated costs have been incurred. Revenues include reimbursements of travel and out-of-pocket expenses with the equivalent amounts of expense recorded in cost of services. We consider revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

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

Based on our annual testing, we have determined that there was no goodwill impairment in Fiscal 2014 or Fiscal 2013. As of December 28, 2014, we have allocated $5.0 million, $1.1 million, and $0.3 million of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively.

We hold intangible assets with indefinite and finite lives. Intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to five years, based on a pattern in which the economic benefit of the respective intangible asset is realized. In May 2014, due to a recent remarketing launch, we reassessed the useful lives of trade name assets and concluded that these are indefinite lived intangible assets and would no longer amortize them. We annually evaluate the remaining useful lives of our finite intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We also evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. We have determined that there were no impairment indicators for these assets in Fiscal 2014 and Fiscal 2013.

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

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. Borrowings under our existing senior credit facility bear floating interest rates that are tied to LIBOR and, therefore, our results of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an annual increase to the interest expense on our borrowings under our senior credit facilities of approximately $0.4 million.

We do not have any foreign currency or any other derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BG Staffing, Inc.

We have audited the accompanying consolidated balance sheets of BG Staffing, Inc. (the “Company”), as of December 28, 2014 and December 29, 2013 and the related consolidated statements of operations, changes in stockholders’ and member’s equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 28, 2014 and December 29, 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 2, 2015

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 28, 2014	December 29, 2013
Current assets
Accounts receivable (net of allowance for doubtful accounts of $748,187 and $439,886 at 2014 and 2013, respectively)	$22,030,342	$23,347,449
Prepaid expenses	624,975	1,465,741
Other current assets	617,992	436,796
Total current assets	23,273,309	25,249,986

Property and equipment, net	667,597	523,360

Other assets
Security deposits	1,847,029	1,193,608
Deferred financing charges, net	496,608	362,960
Deferred income taxes	7,359,590	7,255,164
Intangible assets, net	13,724,068	18,183,807
Goodwill	6,404,367	5,853,616
Total other assets	29,831,662	32,849,155
Total assets	$53,772,568	$58,622,501

Current liabilities
Long-term debt, current portion	$2,250,000	$2,378,333
Accrued interest	266,133	72,711
Accrued interest-related party	—	550,655
Accounts payable	1,114,594	1,933,214
Accrued expenses	6,045,637	7,122,875
Accrued payroll	1,044,198	1,002,301
Accrued workers’ compensation	1,353,539	1,142,486
Contingent consideration	840,536	1,946,848
Other current liabilities	745,822	560,750
Dividend payable	989,722	—
Accrued taxes	—	148,759
Total current liabilities	14,650,181	16,858,932

Line of credit	4,900,000	13,000,000
Long-term debt, less current portion	14,937,500	2,378,333
Long-term debt-related party	—	14,628,099
Other long-term liabilities	2,921,595	3,654,463
Total liabilities	37,409,276	50,519,827

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 6,598,145 and 5,598,847 shares issued and outstanding for 2014 and 2013, respectively	65,982	55,988
Additional paid in capital	10,734,438	1,065,228
Retained earnings	5,562,872	6,981,458
Total stockholders’ equity	16,363,292	8,102,674
Total liabilities and stockholders’ equity	$53,772,568	$58,622,501

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 28, 2014 and December 29, 2013

	2014	2013
Revenues	$172,810,551	$151,678,362
Cost of services	138,283,333	122,615,743
Gross profit	34,527,218	29,062,619
Selling, general and administrative expenses	24,084,360	19,039,989
Depreciation and amortization	4,641,548	4,894,454
Operating income	5,801,310	5,128,176
Loss on extinguishment of debt	(986,835)	—
Interest expense, net	(2,472,047)	(1,894,641)
Interest expense-related party	(213,322)	(2,162,614)
Change in fair value of put option	(1,184,408)	(235,612)
Income before income taxes	944,698	835,309
Income tax expense (benefit)	1,373,562	(7,462,960)
Net (loss) income	$(428,864)	$8,298,269

Net (loss) income per share:
Basic	$(0.08)	$1.53
Diluted	$(0.08)	$1.47

Weighted-average shares outstanding:
Basic	5,648,605	5,424,620
Dilutive effect	—	221,769
Diluted	5,648,605	5,646,389

Pro forma C corporation data (unaudited):
Income before taxes	$—	$835,309
Pro forma income tax expense	—	536,009
Pro forma income	$—	$299,300

Pro forma earnings per share:
Basic	$—	$0.06
Diluted	$—	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBER’S EQUITY
Years ended December 28, 2014 and December 29, 2013

			Common Stock
	Member's Equity	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Member’s equity, December 30, 2012	$1,683,281	$—	—	$—	$—	$—	$1,683,281
Distributions to members	(1,321,750)	—	—	—	—	—	(1,321,750)
Net income through date of conversion to C corporation	1,316,811	—	—	—	—	—	1,316,811
Member’s equity, November 4, 2013	1,678,342	—	—	—	—	—	1,678,342
Issuance of shares upon reincorporation to C corporation, net of offering costs	(1,678,342)	—	5,419,642	54,196	1,066,820	—	(557,326)
Exercise of common stock warrants	—	—	179,205	1,792	(1,592)	—	200
Net income	—	—	—	—	—	6,981,458	6,981,458
Stockholders’ equity, December 29, 2013	—	—	5,598,847	55,988	1,065,228	6,981,458	8,102,674
Share-based compensation	—	—	8,800	88	1,193,120	—	1,193,208
Issuance of shares, net of offering costs	—	—	963,750	9,639	8,359,105	—	8,368,744
Exercise of common stock options and warrants	—	—	26,748	267	123,731	—	123,998
Cash dividend declared ($0.15 per share)	—	—	—	—	—	(989,722)	(989,722)
Other	—	—	—	—	(6,746)	—	(6,746)
Net loss	—	—	—	—	—	(428,864)	(428,864)
Stockholders’ equity, December 28, 2014	$—	$—	6,598,145	$65,982	$10,734,438	$5,562,872	$16,363,292

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 28, 2014 and December 29, 2013

	2014	2013
Cash flows from operating activities
Net (loss) income	$(428,864)	$8,298,269
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	4,641,548	4,894,454
Loss on disposal of property and equipment	(3,112)	—
Loss on extinguishment of related party debt	986,835	—
Gain on contingent consideration	(666,217)	—
Amortization of deferred financing costs	173,303	240,421
Amortization of debt discounts	88,015	357,263
Interest expense on earn out payable	212,844	757,640
Put option adjustment	1,184,408	235,612
Provision for doubtful accounts	444,872	480,195
Stock-based compensation	1,193,208	—
Deferred income taxes	(129,448)	(7,681,074)
Net changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	266,289	(8,028,222)
Prepaid expenses	127,793	(196,301)
Other current assets	(156,174)	(377,607)
Security deposits	(653,421)	(224,613)
Accrued interest	(110,121)	18,562
Accrued interest-related party	—	637,456
Accounts payable	(818,620)	(313,146)
Accrued expenses	(961,230)	3,160,028
Accrued payroll	41,897	(159,848)
Accrued workers’ compensation	211,053	97,063
Other current liabilities	185,072	(59,188)
Accrued taxes	(148,759)	145,035
Net cash provided by operating activities	5,681,171	2,281,999
Cash flows from investing activities
Business acquired, net of cash received	—	(9,550,915)
Capital expenditures	(327,934)	(221,627)
Proceeds from sale of property and equipment	5,000	—
Net cash used in investing activities	(322,934)	(9,772,542)
Cash flows from financing activities
Borrowings under line of credit	(9,521,471)	7,100,000
Proceeds from issuance of long-term debt	—	6,000,000
Principal payments on long-term debt	(2,260,694)	(2,896,662)
Payments on other long-term liabilities	(1,000,000)	—
Net proceeds from issuance of common stock	8,492,742	200
Contingent consideration paid	(1,017,276)	(1,066,035)
Distributions to Parent	(6,746)	(1,321,750)
Deferred financing costs	(44,792)	(325,210)
Net cash (used in) provided by financing activities	(5,358,237)	7,490,543
Net decrease in cash	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—
Supplemental cash flow information:
Cash paid for interest	$2,337,925	$1,925,399
Cash paid for taxes, net of refunds	1,647,576	66,000
Non-cash transactions:
Prepaid offering costs	$227,009	$557,326
Put options liability on detachable warrants	—	1,312,606
Contingent consideration paid through relief of accounts receivable	596,079	1,253,152
Dividend payable	989,722	—
Goodwill adjustment	550,751	—

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2014 and December 29, 2013

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. (formerly LTN Staffing, LLC, a Delaware limited liability company whose sole member was LTN Acquisition, LLC (the "Parent")), is a provider of temporary staffing services that also operates, through its wholly owned subsidiaries BG Staffing, LLC, BG Staff Services Inc. and BG Personnel, LP (collectively, the "Company"), within the United States of America in three industry segments: Light Industrial, Multifamily, and IT Staffing.

In connection with BG Staffing, Inc.'s filing of a registration statement with the Securities and Exchange Commission (the "SEC") to register the resale of common stock of BG Staffing, Inc., the Company reorganized. The reorganization was completed with a merger of the Parent with and into LTN Staffing, LLC, with LTN Staffing, LLC continuing as the surviving entity. Immediately following this merger, LTN Staffing, LLC converted to a corporation for state law purposes and a C corporation for federal income tax purposes on November 3, 2013. All unit, share, and per share amounts shown in these Consolidated Financial Statements reflect the affect of the conversion as of the earliest date shown.

The Light Industrial segment provides temporary workers primarily to distributions and logistics customers needing a flexible workforce in Illinois, Wisconsin, Texas, Tennessee, and Mississippi. The Company completed an acquisition on May 28, 2013, that expanded its Light Industrial operations into Texas, Mississippi, and Tennessee.

The Multifamily segment provides front office and maintenance personnel on a temporary basis to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities’ day to day operations.

The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementation and maintenance projects.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 28, 2014 and December 29, 2013.

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

Deferred Financing Charges

Deferred financing charges are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans payable. During 2014 and 2013, the Company recognized $173,303 and $240,421 of amortization expense as a component of interest expense related to deferred financing charges, respectively. At December 28, 2014 and December 29, 2013, there were $496,608 and $362,960 of unamortized deferred financing charges, respectively.

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

In May 2014, due to a recent remarketing launch, the Company noticed significant remaining name recognition and distinctiveness in its IT Staffing segment’s trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At December 28, 2014, these trade names have a remaining unamortized value of $2,537,566. For the year ended December 28, 2014, the decrease in amortization expense associated with this change was $529,333 and the increase in basic and diluted net loss per share associated with this change was approximately $0.09 per share. The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in 2014 and 2013.

The Company annually evaluates the remaining useful lives of the above intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

Goodwill is not amortized, but instead is measured at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently if conditions indicate an earlier review is necessary. When testing goodwill for impairment, the Company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value.

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

The quantitative testing is performed using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. The fair value of the reporting unit is determined based on discounted cash flow projections. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.

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

Based on our annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2014 or Fiscal 2013. As of December 28, 2014, we have allocated $5,024,821, $1,073,755, and $305,791 of total goodwill to our three separate reporting units: Light Industrial, Multifamily and IT Staffing, respectively.

Revenue Recognition

The Company provides temporary staffing solutions. The Company and its clients enter into agreements that outline the general terms and conditions of the staffing arrangement. Revenue is recognized as services are performed and associated costs have been incurred. Revenues include reimbursements of travel and out-of-pocket expenses with the equivalent amounts of expense recorded in cost of services. The Company considers revenue to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

Income Taxes

Until November 3, 2013, the Company was treated as a partnership for federal income tax purposes except for B G Staff Services Inc., which is taxed as C corporation. Consequently, federal and state income taxes were not payable, or provided for, by the Company, except for those BG entities that were taxed as C corporations. Accordingly, the financial statements reflect the impact of income taxes for the taxable BG entities. Members were taxed individually on their share of the Company’s earnings, not earned in the C corporations, which were allocated among the members in accordance with the operating agreement of the Parent.

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

When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. There was no valuation allowance recorded as of December 28, 2014.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements was the largest benefit that had a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assessed all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of December 28, 2014 or December 29, 2013. The Company is open to examination by tax authorities for federal, state or local income taxes for periods beginning after 2011. The Company recognizes any penalties and interest when necessary as part of selling, general and administrative expenses.

Stock Based Compensation

The Parent had issued profits interests in the form of Class B Units to employees and directors. Compensation expense arising from the Parent Class B Units granted to the Company’s employees by the Parent was recognized as expense using the straight-line method over the vesting period, which represents the requisite service period. The fair value of the Class B Units was based on the fair value of the underlying unit. These units were converted to common stock as part of the Company’s conversion to a C corporation. See footnote 13 for further information.

On December 20, 2013, the board of directors of BG Staffing, Inc. adopted the 2013 Long-Term Incentive Plan (the "2013 Plan"). Under the 2013 Plan employees and directors may receive incentive stock options and other awards. A total of 900,000 shares of common stock of BG Staffing, Inc. were initially reserved for issuance pursuant to the 2013 Plan. The Company determines the fair value of options to purchase common stock using the Black-Scholes valuation model. The Company recognizes compensation expense in selling, general and administrative expenses over the service period for options to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

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

Fair Value Measurements

The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt at December 28, 2014 and December 29, 2013 approximated the carrying value as the debt bears market rates of interest. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC (collectively, "InStaff") on May 28, 2013, the Company granted a put option liability which is carried at fair market value in other long-term liabilities on the consolidated balance sheets. The fair value of the put option was $2,497,014 and $1,312,606 at December 28, 2014 and December 29, 2013, respectively. The put option liability is revalued at each balance sheet date at the greater of an adjusted earnings before income taxes, depreciation and amortization ("EBITDA") method or the fair market value. Changes in fair value are recorded as non-cash, non-operating income in the Company’s consolidated statements of operations. The liability is classified within Level 3 as the lack of an active market during 2013 with only a slight increase in activity during 2014 impacts the calculation of fair market value as an unobservable input used to value the put option. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during Fiscal 2014 and 2013.

The fair value is reviewed on a quarterly basis based on the most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available. For years ended 2014 and 2013, the Company recognized $1,184,408 and $235,612 of expense related to the change in fair value of the put option liability, respectively.

Earnings Per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the years ended 2014 and 2013, the Company had 359,512 and 63,000 common stock equivalents that were antidilutive, respectively. As a result, these shares were excluded from the calculation of diluted loss per share.

  Pro Forma Earnings (Loss) Per Share

In connection with the Company’s reorganization in Fiscal 2013 (see Note 1), the pro forma earnings (loss) per share has been calculated as if the Company were a C corporation for federal income tax purposes. Pro forma earnings (loss) per share was calculated using the weighted-average number of shares outstanding. The weighted-average shares outstanding used in the calculation of pro forma diluted earnings (loss) per share includes the dilutive effect of options to purchase common shares using the treasury stock method.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers ("ASU 2014-9"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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

The consolidated statements of operations include the operating results of InStaff from the date of acquisition. InStaff operations contributed approximately $55.4 million of revenue for the year ended December 28, 2014. The assets acquired from InStaff were assigned to the Light Industrial segment. The acquisition of InStaff allows the Company to strengthen and expand its operations in the Light Industrial segment. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$4,437,896
Property and equipment	136,993
Prepaid expenses and other current assets	133,823
Deposits and other assets	909,756
Intangible assets	4,729,000
Goodwill	1,575,916
Liabilities assumed	(1,686,856)
Total net assets acquired	$10,236,528
Cash	$9,436,528
Fair value of contingent consideration	800,000
Total fair value of consideration transferred for acquired business	$10,236,528

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$483,000	5 years
Trade name	1,648,000	Indefinite
Customer list	2,598,000	5 years
Total	$4,729,000

The Company estimates that the revenues and net income that would have been reported if the acquisition of InStaff had taken place on the first day of Fiscal 2013 would be as follows (dollars in thousands):

Revenue	$172,602
Net income	$8,317
Net income per share:
Basic	$1.53
Diluted	$1.47

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts for the fiscal years are as follows:

	2014	2013
Beginning balance	$439,886	$214,012
Provision for doubtful accounts	444,872	480,195
Accounts written off	(136,571)	(254,321)
Ending balance	$748,187	$439,886

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 28, 2014 and December 29, 2013 consist of the following:

	2014	2013
Leasehold improvements	$125,048	$72,165
Furniture and fixtures	476,963	440,284
Computer systems	550,482	315,335
Vehicles	79,435	158,987
	1,231,928	986,771
Accumulated depreciation	(564,331)	(463,411)
	$667,597	$523,360

Total depreciation expense for the years ended 2014 and 2013 was $181,809 and $122,170, respectively.

NOTE 6 - INTANGIBLE ASSETS

In May 2014, due to a recent remarketing launch, the Company noticed significant remaining name recognition and distinctiveness in its IT Staffing segment’s trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At December 28, 2014, these trade names have a remaining unamortized value of $2,537,566. For the year ended December 28, 2014, the decrease in amortization expense associated with this change was $529,333 and the increase in basic and diluted net loss per share associated with this change was approximately $0.09 per share. Finite and indefinite lived intangible assets consist of the following:

	December 28, 2014
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$25,786,810	$16,842,524	$8,944,286
Covenant not to compete	1,073,000	478,784	594,216
	26,859,810	17,321,308	9,538,502
Indefinite lives:
Trade names	5,618,000	1,432,434	4,185,566
Total	$32,477,810	$18,753,742	$13,724,068

	December 29, 2013
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$25,786,810	$12,862,053	$12,924,757
Trade names	3,970,000	1,167,767	2,802,233
Covenant not to compete	1,073,000	264,183	808,817
	30,829,810	14,294,003	16,535,807
Indefinite lives:
Trade names	1,648,000	—	1,648,000
Total	$32,477,810	$14,294,003	$18,183,807

Estimated future amortization expense for the next five years is as follows:

Fiscal Year Ending:
2015	$3,926,816
2016	3,497,031
2017	2,004,404
2018	110,251
Thereafter	—
$9,538,502

Total amortization expense for the years ended 2014 and 2013 was $4,459,739 and $4,772,284, respectively.

NOTE 7 - GOODWILL

The changes in the carrying amount of goodwill during the years ended were as follows:

	December 28, 2014	December 29, 2013
Beginning goodwill	$5,853,616	$4,859,663
Goodwill from acquisitions	—	1,025,165
Adjustment to business acquisitions	550,751	(31,212)
Ending goodwill	$6,404,367	$5,853,616

The Company adjusted its purchase price allocation related to the 2012 API acquisition to record a working capital adjustment of $31,212, which decreased goodwill in 2013. The Company adjusted its purchase price allocation related to the 2013 InStaff acquisition by recording an opening balance adjustment to goodwill of $550,751 in 2014 with the offset to accrued workers' compensation and prepaid expenses and other current assets.

NOTE 8 - ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following:

	December 28, 2014	December 29, 2013
Subcontractor payable	$3,014,315	$2,367,131
Accrued bonuses and commissions	503,024	696,207
Payroll taxes	1,312,975	2,947,134
Others	1,215,323	1,112,403
	$6,045,637	$7,122,875

Other long-term liabilities consist of the following:

	December 28, 2014	December 29, 2013
Earn out payable	$424,581	$2,341,857
Put option liability	2,497,014	1,312,606
	$2,921,595	$3,654,463

Required future earnout payments are due periodically through the year 2016 to various parties with $1,903,945 in maximum cash to be paid.

NOTE 9 - INCOME TAXES

The Company's income tax expense (benefit) for the fiscal years are comprised of the following:

	2014	2013
Current Federal income taxes	$1,401,505	$61,192
Current state income taxes	101,505	94,261
Deferred income taxes	(129,448)	(7,618,413)
Total income tax expense (benefit)	$1,373,562	$(7,462,960)

Significant components of the Company’s current and non-current deferred income taxes are as follows:

	December 28, 2014	December 29, 2013
Current deferred tax assets (liabilities)
Accrued payroll	$—	$(17,549)
Prepaid expenses	(222,029)	—
Allowance for doubtful accounts	255,436	144,583
Workers’ compensation	301,422	182,773
Net current deferred tax asset	$334,829	$309,807

Non-current deferred tax assets (liabilities)
Fixed assets	$(48,773)	$(67,129)
Goodwill and intangible assets	6,827,718	6,353,840
Accrued interest – related party	(23,549)	17,556
Contingent consideration	342,734	950,897
Stock-based compensation	261,460	—
Net noncurrent deferred tax asset	$7,359,590	$7,255,164

Total deferred tax asset	$7,694,419	$7,564,971

The Company utilized all of its net operating loss carry forwards in 2014.

The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 28, 2014 or December 29, 2013.

The income tax provision, reconciled to the tax computed at the statutory Federal rate, is as follows:

	2014	2013
Tax expense at Federal statutory rate of 34%	$321,197	$284,005
State income taxes, net of federal benefit	133,516	67,076
Meals and entertainment, and other	84,411	136,293
Extinguishment of debt	191,314	—
Equity related items	531,587	—
Partnership income not taxed	—	(468,199)
Conversion from nontaxable partnership to corporation	—	(7,476,869)
Change in initial deferred assets	110,169	—
Other	1,368	(5,266)
Income tax expense (benefit)	$1,373,562	$(7,462,960)

NOTE 10 - DEBT

The Company has a senior credit facility effective May 24, 2010, as amended. On January 29, 2014, the Company entered into an amendment with its lenders under the senior credit facility. The amendment provides for a revolving line of credit ("Revolver") of $20.0 million, increased the original principal amount of the term loan facility ("Term Loan A") from $7.1 million to $11.3 million and added $8.0 million of subordinated debt ("Term Loan B"). Borrowings under the Revolver and Term Loan A were partially used to repay the senior subordinated loans ("Subordinated Loans") and $1.0 million was recorded as a loss on the extinguishment of related party debt in the first quarter of 2014.

As of December 28, 2014 and December 29, 2013, $4.9 million and $13.0 million were outstanding on the Revolver, respectively. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75% (3.00% at December 28, 2014), and are secured by all assets of the Company. On April 28, 2014, the Company executed an amendment to the senior credit facility that temporarily increased the borrowing base amount from 80% to 85% of receivables through August 31, 2014 and made other minor documentation modifications. The additional receivables increased the available borrowings under the Revolver from $2.3 million to $3.7 million at March 30, 2014. On December 12, 2014, the Company executed an amendment to the senior credit facility that removed the limitation on the Company to pay dividends while the Term Loan B is outstanding. The Revolver matures on January 29, 2018.

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

Long-term debt consists of the following:

	December 28, 2014	December 29, 2013
Term Loan A, payable to a bank in monthly installments of principal and interest with a maturity date of January 29, 2018 and is secured by all assets of the Company. Interest is paid on a monthly basis at an annual interest rate of LIBOR plus a margin of 3.75% to 4.5%, determined by certain thresholds (3.75% at December 28, 2014).	$9,187,500	$4,756,666
Subordinated Loans, payable to private parties that accrued interest monthly at an annual rate of 14%, of which 12% is paid quarterly in cash and 2% is paid in kind. The Subordinated Loans were paid-in-full on January 29, 2014.	—	14,628,099
Term Loan B, payable to a bank with principal due in a one lump-sum payment along with a compounding deferred fee of 1.5% per annum (recorded in accrued interest at December 28, 2014) with a maturity date of January 29, 2018. Interest is paid monthly at an annual rate of 11%.	8,000,000	—
Total long-term debt	17,187,500	19,384,765
Less current portion	(2,250,000)	(2,378,333)
Long-term debt non-current portion	$14,937,500	$17,006,432

For all of its borrowings, the Company must comply with certain financial covenants, including a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant. As of December 28, 2014, the Company was in compliance with these covenants.

Maturities on the Revolver and long-term debt obligations as of December 28, 2014, are as follows:

Fiscal Year Ending:
2015	$2,250,000
2016	3,281,250
2017	3,375,000
2018	13,181,250
Thereafter	—
$22,087,500

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

NOTE 12 - EQUITY

Following the Company’s conversion to a corporation (see Note 1), authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

In December 2014, in a series of transactions, various investors (collectively the “Investors”) joined a Securities Purchase Agreement (the “Purchase Agreement”) with the Company pursuant to which the Company issued and sold 963,750 (the “Shares”) of common stock, $0.01 par value per share (the “Common Stock”), to the Investors in a private placement for an aggregate purchase price of approximately $9,396,562 in cash. The purchase price for the Shares under the Purchase Agreement was $9.75 per Share. The Shares constituted approximately 17.2% of the total of issued and outstanding shares of Common Stock immediately before the initial execution of the Purchase Agreement and the subsequent closing of the purchase and sale of the Shares thereunder. In connection with the closing of the purchase and sale of the shares, the Company paid to Taglich Brothers, Inc. ("Taglich Brothers"), the placement agent, commissions of approximately $751,725. In connection with the sale, the Company issued to designees of Taglich Brothers, warrants (the “Warrant”) to purchase 96,375 shares of Common Stock. The Warrant is exercisable at any time commencing on the sixth month anniversary of the issuance date in whole or in part, at an initial exercise price per share of $9.75, and may be exercised in a cashless exercise. The exercise price and number of shares of Common Stock issuable under the Warrants are subject to adjustments for stock dividends, splits, combinations and similar events. The Warrant expires on the fifth anniversary of the date of issuance. The holder of the Warrant is entitled to the same registration rights provided to the Investors. The proceeds of the sale were used to pay indebtedness under the revolving credit facility. For Fiscal year 2014, the Company recorded $8,368,744, net of offering costs into stockholders' equity.

On December 19, 2014, the board of directors declared a dividend of $0.15 per share of common stock that was paid on January 30, 2015 to all shareholders of record as of the close of business on December 31, 2014. Prior to that, the Company had not paid cash dividends on common stock. The Company's ability to pay dividends is restricted under the terms of the senior credit facility and may be restricted under other agreements governing the outstanding indebtedness from time to time.

On December 19, 2013, the subordinated debt holders exercised their warrants to purchase 179,205 shares for a total of $200. As of December 28, 2014 and December 29, 2013, the Company has 6,598,145 and 5,598,847 shares of common stock outstanding, respectively and no shares of preferred stock outstanding.

Prior to the merger of the Parent and into LTN Staffing, LLC, the Company was 100% owned by its Parent, who was the sole member.

NOTE 13 - STOCK-BASED COMPENSATION

Stock Issued

On June 24, 2014, under the 2013 Plan, the board of directors authorized and issued a total of 8,800 shares of stock to all the Company’s employees with a stock price of $7.40 per share. The shares are fully vested and must be held for a period of one year as the shares were not registered when they were issued. For the years ended 2014 and 2013, the Company recognized $65,120 and $-0-, respectively, of compensation costs related to the stock issuance.

Stock Options

In February 2014, the Company granted 545,321 options to employees and directors with an exercise price of $6.25 of per share, and 21,042 options to employees at an exercise price of $12.50 per share. Of the 566,363 options granted, 234,363 were immediately exercisable, and the remaining 332,000 vest over a period of four years. In August 2014, the Company granted 30,000 options to non-employee directors with an exercise price of $7.10 per share. The options vest over a period of four years.

For the years ended 2014 and 2013, the Company recognized $1,017,675 and $-0- of compensation cost related to stock awards, respectively. Unamortized stock compensation expense as of December 28, 2014 amounted to $677,086 which is expected to be recognized over the next 3.1 years.

The following assumptions were used to estimate the fair value of share options granted for the years ended:

	2014		2013
Weighted-average fair value of options	$2.84		$—
Weighted-average risk-free interest rate	1.0%		—%
Dividend yield	—%		—%
Weighted-average volatility factor	49.0%		—%
Weighted-average expected life	5.6	yrs	0	yrs

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 29, 2013	—	$—	$—
Granted	596,363	$6.51	$—
Exercised	(8,290)	$6.25	$48
Forfeited	(2,607)	$6.25	$—
Options outstanding at December 28, 2014	585,466	$6.52	$3,204

Options exercisable at December 28, 2014	297,366	$6.71	$1,569

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

Warrant Activity

For the years ended 2014 and 2013, the Company recognized $110,413 and $-0- of compensation cost related to warrants, respectively. Unamortized stock compensation expense as of December 28, 2014 amounted to $6,523 which is expected to be recognized over the next 0.4 years.

The following assumptions were used to estimate the fair value of warrants for the years ended:

	2014		2013
Weighted-average fair value of options	$3.05		$—
Weighted-average risk-free interest rate	0.1%		—%
Dividend yield	0.2%		—%
Weighted-average volatility factor	49.0%		—%
Weighted-average expected life	2.9	yrs	0	yrs

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 29, 2013	224,205	$7.08	$—
Granted	121,375	$9.80	$—
Exercised	(18,458)	$4.51	$138
Expired	(300)	$4.51	$—
Warrants outstanding at December 28, 2014	326,822	$8.24	$1,226

Warrants exercisable at December 28, 2014	205,447	$7.32	$960

 The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

NOTE 14 - OPERATING LEASES

The Company is a party to leases for its facilities, expiring at various dates through fiscal year 2017. Certain of the leases provide for escalating rents over the lives of the leases and rent expense is recognized over the terms of those leases on a straight-line basis, with the difference between lease payments and rent expense recorded as deferred rent in accrued expenses in the consolidated balance sheets. Total rental expense charged to operations amounted to $905,333 and $648,133 for years ended 2014 and 2013, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 28, 2014:

Fiscal year ending:
2015	$694,281
2016	502,913
2017	250,504
2018	3,400
Thereafter	—
$1,451,098

NOTE 15 - RELATED PARTY TRANSACTIONS

Through ownership of the Parent (prior to the reorganization of the Company) and through ownership of the common stock of BG Staffing, Inc., the Company is affiliated with multiple investors. Two of these investors are private lenders that also held the Subordinated Loans $14,628,099 at December 29, 2013 (see Note 10), which were repaid on January 29, 2014 and $986,835 was recorded as a loss on extinguishment of related party debt. Interest payments totaling $-0- and $1,211,035 were made to these investors during the years ended December 28, 2014 and December 29, 2013, respectively. Accrued interest of $0 and $550,655 was due to these investors as of December 28, 2014 and December 29, 2013, respectively.

Until November 3, 2013, the Company was under a Management Services Agreement with a firm associated with one of the investors. The Company paid $-0- and $175,000 in management fees during the years ended December 28, 2014 and December 29, 2013, respectively.

NOTE 16 - CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diverse customer base. No single customer accounted for more than 10% of the Company’s revenue or accounts receivable for the years ended December 28, 2014 and December 29, 2013.

NOTE 17 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the "401(k) Plan") for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $200,562 and $143,437 to the 401(k) Plan in fiscal years 2014 and 2013, respectively.

NOTE 18 - BUSINESS SEGMENTS

The Company operates within three industry segments: Light Industrial, Multifamily and IT Staffing. The Light Industrial segment provides temporary workers primarily to distribution and logistics customers needing a flexible workforce in Illinois, Wisconsin, Texas, Tennessee, and Mississippi. The Multifamily segment provides front office and maintenance personnel on a temporary basis to various apartment communities, in Texas, and other states, via property management companies responsible for the apartment communities day to day operations. The IT Staffing segment provides skilled contract labor on a nationwide basis for IT implementations and maintenance projects. The Company provides services to customers within the United States of America.

Segment profit (loss) includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense, and income tax expense (benefit) and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

	2014	2013
Revenue:
Light Industrial	$81,883,012	$71,579,162
Multifamily	34,348,562	23,790,494
IT Staffing	56,578,977	56,308,706
Total	$172,810,551	$151,678,362

Income tax expense (benefit):
Light Industrial	$1,352,972	$(7,490,950)
Multifamily	34,667	37,232
IT Staffing	—	12,103
Corporate	(14,077)	(21,345)
Total	$1,373,562	$(7,462,960)

Net Income (Loss):
Light Industrial	$2,898,991	$11,245,768
Multifamily	4,034,240	2,875,298
IT Staffing	2,069,508	1,984,803
Corporate	(6,746,234)	(3,750,345)
Interest expense, net	(2,685,369)	(4,057,255)
Total	$(428,864)	$8,298,269

Total Assets:
Light Industrial	$19,810,747	$21,187,881
Multifamily	6,072,296	5,806,948
IT Staffing	18,810,198	23,644,464
Corporate	9,079,327	7,983,208
Total	$53,772,568	$58,622,501

Depreciation:
Light Industrial	$75,199	$60,621
Multifamily	25,039	31,378
IT Staffing	24,224	10,683
Corporate	57,347	19,488
Total	$181,809	$122,170

Amortization:
Light Industrial	$965,438	$735,212
Multifamily	99,550	108,717
IT Staffing	3,343,468	3,872,349
Corporate	51,283	56,006
Total	$4,459,739	$4,772,284

Capital Expenditures:
Light Industrial	$78,309	$9,121
Multifamily	28,270	24,563
IT Staffing	86,927	54,421
Corporate	134,428	133,522
Total	$327,934	$221,627

NOTE 19 - PRO FORMA EARNINGS PER SHARE

Pro forma earnings per share has been calculated as if the Company were a C corporation for federal income tax purposes for fiscal year ended December 29, 2013. Pro forma earnings per share is calculated using the weighted average shares outstanding. The weighted average shares outstanding used in the calculation of pro forma diluted earnings per share includes the dilutive effect of common stock equivalents to purchase common shares using the treasury stock method. The calculation of pro forma earnings per share was calculated for the year ended December 29, 2013 as follows:

Income before taxes	$835,309
Pro forma income tax expense	536,009
Pro forma net income	$299,300
Shares:
Basic weighted average shares	5,424,620
Dilutive effect of potential common shares	221,769
Diluted weighted average shares	5,646,389
Pro forma basic earnings per share	$0.06
Pro forma diluted earnings per share	$0.05

For the year ended December 29, 2013, giving effect to the reorganization and conversion to C corporation status as if they had occurred on the first day of Fiscal 2013, the Company had 63,000 common stock equivalents that were antidilutive. As a result, the assumed shares under the treasury stock method have been excluded from the calculation of diluted earnings per share.

NOTE 20 - PRO FORMA C CORPORATION DATA

In connection with the BG Staffing, Inc.'s filing of a registration statement with the SEC to register the resale of common stock of BG Staffing, Inc., the Company reorganized. The reorganization was completed with a merger of the Parent with and into the LTN Staffing, LLC, with LTN Staffing, LLC continuing as the surviving entity. Immediately following this merger, LTN Staffing, LLC converted to a corporation for state law purposes and to a C corporation for federal income tax purposes. Upon conversion, the Company established a net current deferred tax assets of $431,032 and net long-term deferred tax assets of $7,045,837. The pro forma C corporation data for the year ended December 29, 2013, are based on the historical consolidated statements of operations and give effect to pro forma taxes as if the Company were a C corporation for the entire duration of the period presented.

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$39,037,655	$42,829,920	$48,007,610	$42,935,366	$172,810,551
Gross Profit	$7,711,630	$8,465,235	$9,985,740	$8,364,613	$34,527,218
Loss on extinguishment of related party debt	$(986,835)	$—	$—	$—	$(986,835)
Change in fair value of put option	$12,922	$(239,163)	$(954,605)	$(3,562)	$(1,184,408)
Income (loss) before income taxes	$(1,913,681)	$746,147	$1,120,797	$991,435	$944,698
Net (loss) income	$(1,530,100)	$246,537	$365,162	$489,537	$(428,864)

Net income per share:
Basic	$(0.27)	$0.04	$0.07	$0.08	$(0.08)
Diluted	$(0.27)	$0.04	$0.06	$0.08	$(0.08)

Weighted-average shares outstanding:
Basic	5,598,847	5,599,331	5,608,301	5,787,941	5,648,605
Dilutive effect	—	76,400	144,013	309,768	—
Diluted	5,598,847	5,675,731	5,752,314	6,097,709	5,648,605

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$24,780,587	$35,235,715	$47,865,934	$43,796,126	$151,678,362
Gross Profit	$4,868,302	$6,649,652	$9,110,019	$8,434,646	$29,062,619
Loss on extinguishment of related party debt	$—	$—	$—	$—	$—
Change in fair value of put option	$—	$—	$—	$(235,612)	$(235,612)
Income (loss) before income taxes	$(559,047)	$243,647	$1,441,034	$(290,325)	$835,309
Net (loss) income	$(566,638)	$245,429	$1,417,893	$7,201,585	$8,298,269

Net income per share:
Basic	$—	$—	$—	$1.32	$1.53
Diluted	$—	$—	$—	$1.26	$1.47

Weighted-average shares outstanding:
Basic	—	—	—	5,439,554	5,424,620
Dilutive effect	—	—	—	281,007	221,769
Diluted	—	—	—	5,720,561	5,646,389

NOTE 22 - SUBSEQUENT EVENTS

On February 23, 2015, the Company acquired substantially all of the assets and certain liabilities of D&W Talent, LLC ("D&W") for $8.5 million in cash, subject to a working capital adjustment, and contingent consideration of up to $3.5 million based on the performance of D&W for the three years following the date of acquisition. The acquisition was funded through proceeds from the Company’s Revolver.  In connection with the acquisition, the Company amended its senior credit facility to permanently increase the borrowing base amount on receivables from 80% to 85% and made other minor documentation modifications.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of the 2014 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company, including the President and Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for the Company. The Company’s internal control system was designed to provide reasonable assurance to management and the Company’s Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992).  Based on this assessment, management has concluded that, as of December 28, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

 Item 14. Principal Accountant Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm are contained in Item 8 of Part II of this Annual Report as indicated:

(2)	Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
See the list of exhibits in the Index to Exhibits to this Annual Report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

BG STAFFING, INC.

By:	/s/ L. Allen Baker, Jr.
Name: L. Allen Baker, Jr.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2015.

/s/ L. Allen Baker, Jr.	President and Chief Executive Officer and Director
L. Allen Baker, Jr.	(Principal Executive Officer)

/s/ Michael A. Rutledge	Chief Financial Officer and Secretary
Michael A. Rutledge	(Principal Financial and Accounting Officer)

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Richard L. Baum, Jr.	Director
Richard L. Baum, Jr.

/s/ Paul A. Seid	Director
Paul A. Seid

/s/ C. David Allen, Jr.	Director
C. David Allen, Jr.

EXHIBIT INDEX

Exhibit No.	Description
2.10
Asset Purchase Agreement, dated as of May 28, 2013, by and among LTN Staffing, LLC, InStaff Holding Corporation and InStaff Personnel, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

2.20
Asset Purchase Agreement, dated as of December 3, 2012, by and among BG Staffing, LLC, American Partners, Inc., Thomas Leonard, Justin Franks, Ronald Wnek, and LTN Acquisition, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

2.30
Asset Purchase Agreement, dated as of February 23, 2015, between BG Finance and Accounting, Inc., BG Staffing, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from the registrant’s Form 8-K filed on February 27, 2015)

3.10
Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

3.20	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

4.10	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013)

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

10.5**
Employment Agreement, dated as of December 3, 2012, between BG Staff Services, Inc. and Thomas Leonard (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.6**
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

10.12
First Amendment to Amended and Restated Loan and Security Agreement and Other Loan Documents, dated as of April 28, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Fifth Third Bank (incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014)

10.13
Second Amendment to Amended and Restated Loan and Security Agreement and Other Loan Documents, dated as of December 12, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel, LP, and B G Staff Services Inc., and Fifth Third Bank (incorporated by reference from the registrant’s Form 8-K filed on December 15, 2014)

10.14
Third Amendment to Amended and Restated Loan and Security Agreement and Other Loan Documents, dated as of February 23, 2015, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel, LP, and B G Staff Services Inc., and Fifth Third Bank (incorporated by reference from the registrant’s Form 8-K filed on February 27, 2015)

10.15
Amended and Restated Loan and Security Agreement, dated as of January 29, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Fifth Third Bank (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.16
Capital Contribution Agreement, dated as of May 28, 2013, among Fifth Third Bank, Taglich Private Equity, LLC, LTN Staffing, LLC and certain subsidiaries of LTN Staffing, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.17
Capital Contribution Agreement, dated as of December 3, 2012, among Fifth Third Bank Taglich Private Equity, LLC, LTN staffing, LLC and certain subsidiaries of LTN staffing, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.18
Capital Contribution Agreement, dated as of May 28, 2013, among Legg Mason SBIC Mezzanine Fund, L.P., Brookside Pecks Capital Partners, L.P., Brookside Mezzanine Fund II, L.P., Taglich Private Equity, LLC, LTN staffing, LLC and certain subsidiaries of LTN staffing, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.19
Amended and Restated Securities Purchase Agreement, dated as of May 28, 2013, among LTN Acquisition, LLC, LTN Staffing, LLC, BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.20
First Amendment to Amended and Restated Securities Purchase Agreement and Other Documents, dated as of November 1, 2013, by and among LTN Acquisition, LLC, LTN Staffing, LLC, BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

10.21
Second Amendment to Amended and Restated Securities Purchase Agreement and Other Documents, dated as of January 29, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.22
Securities Purchase Agreement, dated as of December 10, 2014, by and between BG Staffing, Inc. and the investors set forth on the signature pages thereto (incorporated by reference from the registrant’s Form 8-K filed on December 11, 2014)

10.23
Form of Warrant to Purchase Common Stock issued by BG Staffing, Inc. to designees of Taglich Brothers, Inc. in connection with private placement (incorporated by reference from the registrant’s Form 8-K filed on December 11, 2014)

10.24
Third Amendment to Amended and Restated Loan and Security Agreement and Other Loan Documents, dated February 23, 2015, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel, LP, B G Staff Services, Inc. and BG Finance and Accounting, Inc. (incorporated by reference from the registrant’s Form 8-K filed on February 27, 2015)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

†
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.