Form 10-Q
period 2015-03-29
BG Staffing, Inc.
filed 2015-05-05
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015
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

5850 Granite Parkway, Suite 730
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☑

The number of shares outstanding of the registrant’s common stock as of May 4, 2015 was 6,608,145.

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

•
other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, and in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 29, 2015	December 28, 2014
	(unaudited)
Current assets
Accounts receivable (net of allowance for doubtful accounts of $676,971 and $748,187 at 2015 and 2014, respectively)	$23,927,146	$22,030,342
Prepaid expenses	569,773	624,975
Other current assets	640,886	617,992
Total current assets	25,137,805	23,273,309

Property and equipment, net	818,921	667,597

Other assets
Deposits	1,955,697	1,847,029
Deferred financing charges	497,698	496,608
Deferred income taxes	7,516,610	7,359,590
Intangible assets, net	19,856,838	13,724,068
Goodwill	7,817,136	6,404,367
Total other assets	37,643,979	29,831,662

Total assets	$63,600,705	$53,772,568

Current liabilities
Long-term debt, current portion	$2,437,500	$2,250,000
Accrued interest	152,740	266,133
Accounts payable	1,015,616	1,114,594
Accrued expenses	6,591,258	6,045,637
Accrued payroll	1,534,915	1,044,198
Accrued workers’ compensation	1,113,987	1,353,539
Contingent consideration	574,558	840,536
Other current liabilities	744,607	745,822
Dividend payable	—	989,722
Accrued taxes	242,568	—
Total current liabilities	14,407,749	14,650,181

Line of credit	13,300,000	4,900,000
Long-term debt, less current portion	14,309,167	14,937,500
Other long-term liabilities	5,002,038	2,921,595
Total liabilities	47,018,954	37,409,276

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 19,500,000 shares authorized, 6,598,145 shares issued and outstanding for 2015 and 2014, respectively	65,982	65,982
Additional paid in capital	10,788,661	10,734,438
Retained earnings	5,727,108	5,562,872
Total stockholders’ equity	16,581,751	16,363,292

Total liabilities and stockholders’ equity	$63,600,705	$53,772,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Week Periods Ended March 29, 2015 and March 30, 2014

	2015	2014
Revenues	$40,884,144	$39,037,655
Cost of services	32,543,122	31,326,025
Gross profit	8,341,022	7,711,630
Selling, general and administrative expenses	6,348,428	6,505,739
Depreciation and amortization	1,128,593	1,348,855
Operating income (loss)	864,001	(142,964)
Loss on extinguishment of related party debt	—	(986,835)
Interest expense, net	(531,716)	(583,482)
Interest expense, net – related party	—	(213,322)
Change in fair value of put option	(21,089)	12,922
Income (loss) before income taxes	311,196	(1,913,681)
Income tax expense (benefit)	146,960	(383,581)
Net income (loss)	$164,236	$(1,530,100)

Net income (loss) per share:
Basic	$0.02	$(0.27)
Diluted	$0.02	$(0.27)

Weighted-average shares outstanding:
Basic	6,598,145	5,598,847
Dilutive effect	337,804	—
Diluted	6,935,949	5,598,847

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Week Periods ended March 29, 2015 and March 30, 2014

	2015	2014
Cash flows from operating activities
Net income (loss)	$164,236	$(1,530,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,128,593	1,348,855
Loss on extinguishment of related party debt	—	986,835
Amortization of deferred financing costs	42,786	52,508
Amortization of debt discounts	10,785	55,660
Interest expense on earn out payable	65,346	77,467
Put option adjustment	21,089	(12,922)
Provision for doubtful accounts	69,756	16,341
Stock-based compensation	59,935	690,733
Deferred income taxes	(151,165)	(189,860)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	533,186	1,115,000
Prepaid expenses	60,001	2,688
Other current assets	(30,706)	(7,089)
Deposits	(108,669)	(264,540)
Accrued interest	8,274	120,668
Accrued interest – related party	—	(303,543)
Accounts payable	(101,659)	(286,356)
Accrued expenses	222,248	559,759
Accrued payroll	221,347	387,784
Accrued workers’ compensation	(239,729)	(66,380)
Other current liabilities	(1,215)	112,415
Accrued taxes	244,525	(20,651)
Net cash provided by operating activities	2,218,964	2,845,272

Cash flows from investing activities
Business acquired, net of cash received	(8,500,000)	—
Capital expenditures	(198,586)	(45,713)
Net cash used in investing activities	(8,698,586)	(45,713)

Cash flows from financing activities
Net borrowings under line of credit	8,400,000	(1,221,471)
Principal payments on long-term debt	(562,500)	(573,194)
Payments on other long-term liabilities	—	(500,000)
Payments on dividends	(989,722)	—
Net proceeds from issuance of common stock	(5,712)	—
Contingent consideration paid	(318,568)	(453,356)
Other	—	(6,746)
Deferred financing costs	(43,876)	(44,792)
Net cash provided by (used in) financing activities	6,479,622	(2,799,559)
Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$375,427	$929,300
Cash paid for taxes, net of refunds	53,600	48,040
Non-cash transactions:
Prepaid offering costs	$(1,500)	$87,163
Contingent consideration paid through relief of accounts receivable	—	596,079
Paid-in-kind interest	(121,667)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a provider of temporary staffing services that also operates, through its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), within the United States of America in three industry segments: Commercial, Multifamily, and Professional Staffing.

The Commercial segment provides temporary workers primarily to distributions and logistics costumers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee, and Mississippi.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities day to day operations.

The Professional Staffing segment provides temporary workers on a nationwide basis for IT customer projects, and finance and accounting demands in Texas and Louisiana.

The accompanying unaudited consolidated financial statements for the thirteen week periods ended March 29, 2015 and March 30, 2014, have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the fiscal year ended December 28, 2014, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 29, 2015 and December 28, 2014, and include the thirteen week periods ended March 29, 2015 and March 30, 2014.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform with the 2015 presentation.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Allowance at beginning of the period	$748,187	$439,886
Provision for doubtful accounts	69,756	16,341
Amounts written off	(140,972)	(5,977)
Allowance at end of the period	$676,971	$450,250

Deferred Financing Charges

Deferred financing charges are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans payable. During the thirteen week periods ended March 29, 2015 and March 30, 2014, the Company recognized $42,786 and $52,508 of amortization expense as a component of interest expense related to deferred financing charges, respectively. At March 29, 2015 and December 28, 2014, there were $497,698 and $496,608 of unamortized deferred financing charges, respectively.

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

In May 2014, due to a remarketing launch, the Company identified remaining name recognition and distinctiveness in its Extrinsic and American Partners trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At March 29, 2015, these trade names have a remaining unamortized value of $2,537,566 (See Note 4 for details).

The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

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

For reporting units where the qualitative assessment is not used, goodwill is tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared with its carrying value. The fair value of the reporting unit is determined based on discounted cash flow projections. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.

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

Based on our annual testing, the Company has determined that there was no goodwill impairment during the fiscal year ended December 28, 2014 (“Fiscal 2014”). As of March 29, 2015, the Company has allocated $5,024,820, $1,073,755, and $1,718,561 of total goodwill to our three separate reporting units: Commercial, Multifamily and Professional Staffing, respectively. There were no events or changes in circumstances during the thirteen week period ended March 29, 2015 that caused the Company to perform an interim impairment assessment.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future event, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to off set future tax benefits that may not be realized. There was no valuation allowance recorded as of March 29, 2015 or December 28, 2014.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements was the largest benefit that had a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assessed all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of March 29, 2015 or March 30, 2014. The Company is open to examination by tax authorities for federal, state or local income taxes for periods beginning after 2011. The Company recognizes any penalties and interest when necessary as part of selling, general and administrative expenses.

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

Fair Value Measurements

The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt at March 29, 2015 and December 28, 2014 approximated the carrying value as the debt bears market rates of interest. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC (collectively, "InStaff") on May 28, 2013, the Company granted a put option liability which is carried at fair market value in other long-term liabilities on the consolidated balance sheets. The fair value of the put option was $2,518,103 and $2,497,014 at March 29, 2015 and December 28, 2014, respectively. The put option liability is revalued at each balance sheet date at the greater of an adjusted earning before income taxes, depreciation and amortization (“EBITDA”) method or the fair market value. Changes in fair value are recorded as non-cash, non-operating income in the Company’s consolidated statements of operations. The liability is classified within Level 3 as the lack of an active market during 2013 with only a slight increase in activity during 2014 impacts the calculation of fair market value as an unobservable input used to value the put option. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the thirteen weeks ended March 29, 2015.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

The fair value is reviewed on a quarterly basis based on the most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available. For the thirteen week periods ended March 29, 2015 and March 30, 2014, the Company recognized $21,089 and $(12,922) of expense (income) related to the change in fair value of the put option liability, respectively.

Earnings Per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the thirteen week periods ended March 29, 2015 and March 30, 2014, the Company had -0- and 524,967 common stock equivalents that were antidilutive, respectively. As a result, these shares were excluded from the calculation of diluted loss per share.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-9 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-9 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - ACQUISITIONS

On February 23, 2015, the Company acquired substantially all of the assets of D&W Talent, LLC (“D&W”) for an initial cash consideration paid of $8,500,000 and contingent consideration of $3,500,000 based on the performance of D&W for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $2,035,814 based on a discounted cash flow analysis. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. If actual working capital were greater than the target working capital, the Company would pay additional consideration in the amount of the difference. If actual working capital were less than target working capital, D&W would pay the Company the amount of the difference. The Company incurred costs of approximately $271,072 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of D&W from the date of acquisition. D&W operations contributed approximately $2.0 million of revenue for the thirteen week period ended March 29, 2015. The assets acquired from D&W were assigned to the Professional Staffing segment. The acquisition of D&W allows the Company to strengthen and expand its professional operations through finance and accounting personnel. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

Accounts receivable	$2,499,746
Property and equipment	22,100
Prepaid expenses and other current assets	3,299
Intangible assets	7,192,000
Goodwill	1,412,770
Liabilities assumed	(594,101)
Total net assets acquired	$10,535,814

Cash	$8,500,000
Fair value of contingent consideration	2,035,814
Total fair value of consideration transferred for acquired business	$10,535,814

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$250,000	5 years
Trade name	$3,914,000	Indefinite
Customer list	$3,028,000	5 years
Total	$7,192,000

The Company estimates that the revenues and net income (loss) for the thirteen week periods ended March 29, 2015 and March 30, 2014 that would have been reported if the acquisition of D&W had taken place on the first day of Fiscal 2014 would be as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Revenues	$43,937	$41,657
Net income (loss)	$481	$(1,403)
Income (loss) per share:
Basic	$0.07	$(0.25)
Diluted	$0.07	$(0.25)

NOTE 4 - INTANGIBLE ASSETS

In May 2014, due to remarketing launch, the Company identified remaining name recognition and distinctiveness in its Extrinsic and American Partners trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At March 29, 2015, these trade names have a remaining unamortized value of $2,537,566. For the thirteen week periods ended March 29, 2015, the increase in amortization expense associated with this change would have been $198,500 and the decrease in basic and diluted net income per share associated with this change would have been approximately $0.03 per share, respectively. Finite and indefinite lived intangible assets consist of the following:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

	March 29, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$28,814,811	$17,843,939	$10,970,872
Covenant not to compete	1,323,000	536,600	786,400
	30,137,811	18,380,539	11,757,272
Indefinite lives:
Trade names	9,532,000	1,432,434	8,099,566
Total	$39,669,811	$19,812,973	$19,856,838

	December 28, 2014
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$25,786,810	$16,842,524	$8,944,286
Covenant not to compete	1,073,000	478,784	594,216
	26,859,810	17,321,308	9,538,502
Indefinite lives:
Trade names	5,618,000	1,432,434	4,185,566
Total	$32,477,810	$18,753,742	$13,724,068

Estimated future amortization expense for the next five years is as follows:

Fiscal Year Ending:
2015	$3,413,917
2016	6,070,365
2017	2,054,404
2018	160,251
2019	50,000
Thereafter	8,335
$11,757,272

Total amortization expense for the thirteen week periods ended March 29, 2015 and March 30, 2014 was $1,059,231 and $1,309,107, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 29, 2015	December 28, 2014
Temporary worker payable	$3,457,509	$3,014,315
Accrued bonuses and commissions	464,495	503,024
Payroll taxes	1,543,197	1,312,975
Other	1,126,057	1,215,323
	$6,591,258	$6,045,637

NOTE 6 - DEBT

The Company has a senior credit facility effective May 24, 2010, as amended. On January 29, 2014, the Company entered into an amendment with its lenders under the senior credit facility. The amendment provides for a revolving line of credit (“Revolver”) of $20.0 million, increased the original principal amount of the term loan facility (“Term Loan A”) from $7.1 million to $11.3 million and added $8.0 million of subordinated debt (“Term Loan B”). Borrowings under the Revolver and Term Loan A were partially used to repay the senior subordinated loans (“Subordinated Loans”) and $1.0 million was recorded as a loss on extinguishment of related party debt in the first quarter of 2014. The senior credit facility matures on January 29, 2018.

In connection with the acquisition of the assets of D&W (see Note 3) on February 23, 2015, the Company entered into an amendment with its lenders under senior credit facility to add BGFA as an additional borrower under the agreement and increased the borrowing base amount from 80% to 85% of eligible receivables. On December 12, 2014, the Company executed an amendment to the senior credit facility that removed the limitation on the Company to pay dividends while the Term Loan B is outstanding.

The Company had Subordinated Loans with two private lenders that also hold equity interests of the Company, and therefore, were related parties. The full amount of the Subordinated Loans was repaid on January 29, 2014 through additional borrowings on the senior credit facility.

As of March 29, 2015 and December 28, 2014, $13.3 million and $4.9 million were outstanding on the Revolver, respectively. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75% (3.0% at March 29, 2015), and are secured by all assets of the Company.

Long-term debt consists of the following:

	March 29, 2015	December 28, 2014
Term Loan A, payable to a bank in monthly installments of principal and interest with a maturity date of January 29, 2018 and is secured by all assets of the Company. Interest is paid on a monthly basis at an annual interest rate of LIBOR plus a margin of 3.75% to 4.5%, determined by certain thresholds (3.75% at March 29, 2015).	$8,625,000	$9,187,500
Term Loan B, payable to a bank with principal due in a one lump-sum payment along with a compounding deferred fee of 1.5% per annum with a maturity date of January 29, 2018. Interest is paid monthly at an annual rate of 11%.	8,121,667	8,000,000
Total long-term debt	16,746,667	17,187,500
Less current portion	(2,437,500)	(2,250,000)
Long-term debt non-current portion	$14,309,167	$14,937,500

For all of its borrowings, the Company must comply with certain financial covenants, including a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant. As of March 29, 2015, the Company was in compliance with these covenants.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

Maturities on the Revolver and long-term debt obligations as of March 29, 2015, are as follows:

Fiscal Year Ending:
2015	$1,687,500
2016	3,281,250
2017	3,375,000
2018	21,702,917
Thereafter	—
$30,046,667

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

NOTE 8 – EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share. As of March 29, 2015 and December 28, 2014, the Company has 6,598,145 and 6,598,145 shares of common stock outstanding and no shares of preferred stock outstanding.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

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

For the thirteen week periods ended March 29, 2015 and March 30, 2014, the Company recognized $53,412 and $833,204 of compensation cost related to stock awards, respectively. Unamortized stock compensation expense as of March 29, 2015 amounted to $578,803 which is expected to be recognized over the next 2.8 years.

The following assumptions were used to estimate the fair value of share options granted for the thirteen week periods ended:

	March 29, 2015		March 30, 2014
Weighted-average fair value of options	$2.84		$2.82
Weighted-average risk-free interest rate	1.0%		1.0%
Dividend yield	—%		—%
Weighted-average volatility factor	49.0%		49.0%
Weighted-average expected life	5.6	yrs	5.6	yrs

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 29, 2013	—	$—	$—
Granted	566,363	$6.48	$285
Options outstanding at March 30, 2014	566,363	$6.48	$285

Options exercisable at March 30, 2014	300,763	$6.48	$88

Options outstanding at December 28, 2014	585,466	$6.71	$3,204
Forfeited	(15,000)	$6.25	$—
Options outstanding at March 29, 2015	570,466	$6.52	$3,598

Options exercisable at March 29, 2015	363,766	$6.63	$2,299

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

Warrant Activity

For the thirteen week periods ended March 29, 2015 and March 30, 2014, the Company recognized $6,523 and $78,638 of compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of March 29, 2015.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

The following assumptions were used to estimate the fair value of warrants for the thirteen week periods ended:

	March 29, 2015		March 30, 2014
Weighted-average fair value of warrants	$3.05		$1.89
Weighted-average risk-free interest rate	0.1%		0.1%
Dividend yield	0.2%		—%
Weighted-average volatility factor	49.0%		49.0%
Weighted-average expected life	2.7	yrs	2.8	yrs

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 29, 2013 and March 30, 2014	224,205	$7.08	$—

Warrants exercisable at March 30, 2014	224,205	$7.32	$—

Warrants outstanding at December 28, 2014	326,822	$8.24	$1,226
Granted	—	$—	$—
Warrants outstanding at March 29, 2015	326,822	$8.24	$1,539

Warrants exercisable at March 29, 2015	230,447	$7.61	$1,231

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

NOTE 10 - RELATED PARTY TRANSACTIONS

Through ownership of the common stock of BG Staffing, Inc., the Company is affiliated with multiple investors. Two of these investors are private lenders that also held the Subordinated Loans of $14,628,099 at December 29, 2013 (see Note 6), which were repaid on January 29, 2014 and $986,835 was recorded as a loss on extinguishment of related party debt.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diverse customer base. No single customer accounted for more than 10% of the Company’s revenue or accounts receivable for the thirteen week periods ended March 29, 2015 and March 30, 2014.

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $62,396 and $56,273 to the 401(k) Plan in the thirteen week periods ended March 29, 2015 and March 30, 2014, respectively.

NOTE 13 - BUSINESS SEGMENTS

The Company operates within three industry segments: Commercial, Multifamily and Professional Staffing. The Commercial segment provides temporary workers primarily to distribution and logistics customers needing a flexible workforce in Illinois,

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

Wisconsin, New Mexico, Texas, Tennessee and Mississippi. The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities day to day operations. The Professional Staffing segment provides temporary workers on a nationwide basis for IT customer projects, and finance and accounting needs in Texas and Louisiana. The Company provides services to customers primarily within the United States of America.

Segment profit (loss) includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense, and income tax benefit (expense) and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Revenue:
Commercial	$18,599,508	$18,554,930
Multifamily	7,827,046	6,309,819
Professional Staffing	14,457,590	14,172,906
Total	$40,884,144	$39,037,655

Net income (loss):
Commercial	$767,626	$1,284,558
Multifamily	918,442	564,039
Professional Staffing	484,315	379,711
Corporate	(1,474,430)	(2,961,604)
Interest expense, net	(531,717)	(796,804)
Total	$164,236	$(1,530,100)

Depreciation:
Commercial	$22,361	$17,628
Multifamily	19,440	5,766
Professional Staffing	10,890	3,841
Corporate	16,671	12,513
Total	$69,362	$39,748

Amortization:
Commercial	$197,189	$303,198
Multifamily	24,887	24,887
Professional Staffing	824,334	968,201
Corporate	12,821	12,821
Total	$1,059,231	$1,309,107

Capital Expenditures:
Commercial	$56,541	$9,203
Multifamily	54,376	4,423
Professional Staffing	41,467	—
Corporate	46,202	32,087
Total	$198,586	$45,713

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2015
(Unaudited)

	March 29, 2015	December 28, 2014
Total Assets:
Commercial	$18,828,845	$19,810,747
Multifamily	5,383,848	6,072,296
Professional Staffing	30,156,067	18,810,198
Corporate	9,231,945	9,079,327
Total	$63,600,705	$53,772,568

NOTE 14 - SUBSEQUENT EVENT

On May 1, 2015, the Company's Board of Directors declared a dividend in the amount of $0.25 per share of common stock to be paid on May 25, 2015 to all shareholders of record as of the close of business on May 11, 2015.

On May 4, 2015, the Company issued and sold 636,500 shares of common stock, $0.01 par value per share, to various investors in a private placement for an aggregate purchase price of approximately $7,001,500 in cash. The purchase price was $11.00 per share, which constituted approximately 9.6% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Securities Purchase Agreement. In connection with the closing, the Company paid to Taglich Brothers, Inc. ("Taglich Brothers"), the placement agent, commissions of approximately $(420,090).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto. Comparative segment revenues and related financial information are discussed herein and are presented in Note 13 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, for a description of important factors that could cause actual results to differ from expected results.

Basis of Presentation

We operate under a 52/53 week fiscal year. Our last two completed fiscal years ended on December 28, 2014 (“Fiscal 2014”) and December 29, 2013 (“Fiscal 2013”) . Fiscal 2014 and 2013 consist of 52 weeks. The differing length of certain fiscal years may affect the comparability of certain data.

Overview

We are a provider of temporary staffing services and have completed a series of acquisitions in the following fiscal periods, which includes the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013 and D&W in March 2015. We operate within three industry segments: Commercial, Multifamily and Professional Staffing. We provide services to customers primarily within the United States of America.

The Commercial segment provides temporary workers primarily to distribution and logistics customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities day to day operations.

The Professional Staffing segment provides temporary workers on a nationwide basis for IT customer projects, and finance and accounting needs in Texas and Louisiana.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales, and have been derived from our consolidated financial statements.

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
	(dollars in thousands)
Revenues	$40,884	$39,038
Cost of services	32,543	31,326
Gross profit	8,341	7,712
Selling, general and administrative expenses	6,348	6,506
Depreciation and amortization	1,129	1,349
Operating income	864	(143)
Loss on extinguishment of related party debt	—	(987)
Interest expense, net	(532)	(797)
Change in fair value of put option	(21)	13
Income (loss) before income taxes	311	(1,914)
Income tax expense	147	(384)
Net income (loss)	$164	$(1,530)

Revenues	100.0%	100.0%
Cost of services	79.6%	80.2%
Gross profit	20.4%	19.8%
Selling, general and administrative expenses	15.5%	16.7%
Depreciation and amortization	2.8%	3.5%
Operating income	2.1%	(0.4)%
Loss on extinguishment of related party debt	—%	(2.5)%
Interest expense, net	(1.3)%	(2.0)%
Change in fair value of put option	(0.1)%	—%
Income (loss) before income taxes	0.8%	(4.9)%
Income tax expense	0.4%	(1.0)%
Net income (loss)	0.4%	(3.9)%

Thirteen Week Fiscal Period Ended March 29, 2015 (Fiscal Quarter 2015) Compared with Thirteen Week Fiscal Period Ended March 30, 2014 (Fiscal Quarter 2014)

Revenues:

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
	(dollars in thousands)
Revenues by segment:
Commercial	$18,600	$18,555
Multifamily	7,827	6,310
Professional Staffing	14,457	14,173
Total Revenues	$40,884	$39,038

Commercial Revenues: Commercial revenues have remained consistent to $18.6 million in Fiscal Quarter 2015 from $18.5 million in Fiscal Quarter 2014.

Multifamily Revenues: Multifamily revenues increased $1.5 million (23.8%) to $7.8 million in Fiscal Quarter 2015 from $6.3 million in Fiscal Quarter 2014, due to our continued focus on expansion outside our core market of the state of Texas. Revenue from branches outside of Texas accounted for $0.8 million of the increase and revenue from branches in Texas increased approximately $0.7 million.

Professional Staffing Revenues: Professional Staffing revenues increased $0.3 million (2.1%) to $14.5 million in Fiscal Quarter 2015 from $14.2 million in Fiscal Quarter 2014, primarily from the acquisition of D&W, which contributed approximately $2.0 million of new revenues which was partially offset by a decrease of $1.2 million at our American Partners division and a decrease of $0.5 million at our Extrinsic division as a result of fewer IT projects.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
	(dollars in thousands)
Gross Profit by segment:
Commercial	$2,529	$2,527
Multifamily	2,713	2,046
Professional Staffing	3,099	3,139
Total Gross Profit	$8,341	$7,712

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Gross Profit Percentage by segment:
Commercial	13.6%	13.6%
Multifamily	34.7%	32.4%
Professional Staffing	21.4%	22.1%
Company Gross Profit Percentage	20.4%	19.8%

Overall, our gross profit has increased $0.6 million (7.8%) to $8.3 million in Fiscal Quarter 2015 from $7.7 million in Fiscal Quarter 2014, due primarily to a revenue mix shift resulting from increased revenues from higher margin customers in the MultiFamily segment. As a percentage of revenue, gross profit has increased to Fiscal Quarter 2015 from Fiscal Quarter 2014 mainly due to higher revenues in our Multifamily segment which had the highest gross margins. The Multifamily segment contributed approximately 32.5% of the gross profit in Fiscal Quarter 2015 and approximately 26.5% of the gross profit in Fiscal Quarter 2014. Our Commercial segment, which had the lowest gross profit percentages, contributed approximately 30.3% of the gross profit in Fiscal Quarter 2015 and approximately 32.8% of the gross profit in Fiscal Quarter 2014. Finally, Professional Staffing contributed approximately 37.2% of the gross profit in Fiscal Quarter 2015 and approximately 40.7% of the gross profit in Fiscal Quarter 2014.

Commercial Gross Profit: Commercial gross profit was flat year-over-year remaining at $2.5 million in both Fiscal Quarter 2015 and Fiscal Quarter 2014. As a percentage of revenue, gross profit was flat at 13.6% in Fiscal Quarter 2015 and Fiscal Quarter 2014.

Multifamily Gross Profit: Multifamily gross profit increased $0.6 million (28.6%) to $2.7 million in Fiscal Quarter 2015 from $2.1 million in Fiscal Quarter 2014, mainly due to an increase in volume. As a percentage of revenue, gross profit increased to 34.7% in Fiscal Quarter 2015 from 32.4% in Fiscal Quarter 2014.

Professional Staffing Gross Profit: Professional Staffing gross profit was flat at $3.1 million in both Fiscal Quarter 2015 and Fiscal Quarter 2014 as modest increase in sales was offset by lower spread differential on billed temporary workers in 2015. As a percentage of revenue, gross profit decreased to 21.4% in Fiscal Quarter 2015 from 22.1% in Fiscal Quarter 2014.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $0.2 million (3.1%) to $6.3 million in Fiscal Quarter 2015 from $6.5 million in Fiscal Quarter 2014, due to decreased costs of $0.9 million in stock-based compensation which was offset by increased costs of $0.4 million in transaction fees and selling expenses related to the D&W acquisition.

Depreciation and Amortization: Depreciation and amortization charges decreased $0.2 million (15.4%) to $1.1 million during Fiscal Quarter 2015, compared with $1.3 million during Fiscal Quarter 2014. The decrease in depreciation and amortization is primarily due to a policy shift that resulted in categorizing the trade names of Extrinsic and American Partners as an indefinite lived asset in the second quarter of 2014.

Interest Expense, net: Interest expense, net was $0.5 million during Fiscal Quarter 2015 compared with $0.8 million during Fiscal Quarter 2014, a decrease of $0.3 million. The decrease in interest expense, net is primarily due the payoff in January 2014 of the related party subordinated notes and lower average daily borrowings and lower borrowing rate in Fiscal Quarter 2015 compared with Fiscal Quarter 2014.

Income Taxes: We had an income tax expense of $0.1 million in Fiscal Quarter 2015, compared with income tax benefit of $0.4 million in Fiscal Quarter 2014. The increase in income taxes is primarily due to an increase in taxable income to $0.3 million in Fiscal Quarter 2015 from a taxable loss of $1.9 million in Fiscal Quarter 2014.

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

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014

Net income (loss)	$164	$(1,530)
Interest expense, net	532	797
Income tax expense	147	(384)
Depreciation and amortization	1,129	1,349
Loss on extinguishment of related party debt	—	987
Stock-based compensation	60	912
Transaction fees	271	—
Put option adjustment	21	(13)
Adjusted EBITDA	$2,324	$2,118

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our senior credit facility. Our primary uses of cash are payments to temporary workers, operating expenses, capital expenditures, debt service, cash taxes, dividends and contingent liability payments. We believe that the cash generated from operations, together with the borrowing availability under our senior credit facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt. At March 29, 2015 we are in compliance with all debt covenants.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
	(dollars in thousands)
Net cash provided by operating activities	$2,219	$2,845
Net cash used in investing activities	(8,699)	(46)
Net cash provided by (used in) financing activities	6,480	(2,799)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, loss on extinguishment of related party debt, stock compensation expense, changes in deferred income taxes, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued expenses and accrued taxes.

During the thirteen week period ended March 29, 2015, net cash provided by operating activities was $2.2 million compared with $2.8 million for the corresponding period in 2014. This decrease is mainly due to decreased cash provided by accounts receivable.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In the thirteen week period ended March 29, 2015, we paid $8.5 million to acquire D&W in February 2015 and we made capital expenditures of $0.2 million mainly related computer equipment purchased in the ordinary course of business. In the thirteen week period ended March 30, 2014, we made capital expenditures of approximately $0.1 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our senior credit facility, payment of other long-term obligations and contingent consideration paid.

For the thirteen weeks ended March 29, 2015, we increased our borrowings on our revolving line of credit by $8.4 million mainly to fund the D&W acquisition. We paid $1.0 million in cash dividends on our common stock, we decreased our long-term debt and other long-term liabilities by $0.6 million using excess cash flows from operations, and we paid $0.3 million of contingent consideration primarily related to the December 2012 acquisition of American Partners division.

For the thirteen weeks ended March 30, 2014, we decreased our borrowings on our revolving line of credit by $1.2 million and we decreased our long-term debt and other long-term liabilities by $1.1 million using excess cash flows from operations and we paid $0.4 million of contingent consideration related to the December 2012 acquisition of American Partners division.

Senior Credit Facility

On January 29, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Fifth Third Bank. The Loan Agreement amended and restated that certain Loan and Security Agreement, dated as of May 24, 2010, as amended (the “Prior Loan Agreement”), which had until January 29, 2014 governed our senior credit facility.

The Loan Agreement governs our senior credit facility (which now matures on January 29, 2018), which provides a revolving line of credit (“Revolver”) that permits us to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base and the revolving loan commitment of $20.0 million. The borrowing base is adjusted on a monthly basis and is based on our accounts receivables. The Loan Agreement further provides for a term loan of approximately $11.3 million (“Term Loan A”) and a term loan of $8.0 million (“Term Loan B”), each of which matures on January 29, 2018. Our obligations under the Loan Agreement are secured by a continuing and unconditional first priority security interest in all of our tangible and intangible property. On February 23, 2015, we executed an amendment to the Loan Agreement to add BG Finance and Accounting, Inc. as an additional borrower under the Loan Agreement and increased the borrowing base amount on the Revolver from 80% to 85% of eligible receivables. On December 12, 2014, we executed an amendment to the senior credit facility that removed the limitation on us to pay dividends while the Term Loan B is outstanding.

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

In addition, the Loan Agreement requires us to satisfy certain financial covenants, specifically: (i) we may not permit the Debt Service Coverage Ratio (as defined in the Loan Agreement) for the four fiscal quarter period ending in March 2014 and for the four fiscal quarter period ending in each fiscal quarter thereafter to be less than 1.20 to 1.00; (ii) as of the end of each fiscal quarter for the four fiscal quarter period then ending, we may not permit the Total Funded Indebtedness to Adjusted EBITDA Ratio (as such term is defined in the Loan Agreement) to be greater than 3.50 to 1.00 for the four fiscal quarters ended in March 2014, 3.25 to 1.00 for the four fiscal quarters ended in June 2014, 3.25 to 1.00 for the four fiscal quarters ended in September 2014, 3.00 to 1.00 for the four fiscal quarters ended in December 2014, 3.00 to 1.00 for the four fiscal quarters ended in March 2015, and 2.75 to 1.00 for the four fiscal quarters ended in June 2015, and 2.50 to 1.00 for the four fiscal quarters ended September 29, 2015 and each fiscal quarter thereafter; (iii) we must have, as of the end of each fiscal quarter for the four fiscal quarters then ending, consolidated Adjusted EBITDA (as defined in the Loan Agreement) of least $9.5 million; and (iv) we may not incur capital expenditures in excess of $600,000 in the aggregate in any fiscal year).

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

For all of our borrowings, we must comply with various financial covenants. As of March 29, 2015, we were in compliance with these covenants.

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

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 to the audited Consolidated Financial Statements for the fiscal year ended December 28, 2014, included in our Annual Report on Form 10-K. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates. Critical accounting policies reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions.

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

For reporting units where the qualitative assessment is not used, goodwill is tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared with its carrying value. The fair value of the reporting unit is determined based on discounted cash flow projections. If the estimated fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.

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

Based on our annual testing, we have determined that there was no goodwill impairment in Fiscal 2014. As of March 29, 2015, we have allocated $5.0 million, $1.1 million, and $1.7 million of total goodwill to our three separate reporting units: Commercial, Multifamily and Professional Staffing, respectively.  There were no events or changes in circumstances during the thirteen weeks ended March 29, 2015 that caused us to perform an interim impairment assessment.

We hold intangible assets with indefinite and finite lives. Intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to five years, based on a pattern in which the economic benefit of the respective intangible asset is realized. In May 2014, due to a recent remarketing launch, we reassessed the useful lives of trade name assets and concluded that these are indefinite lived intangible assets and would no longer amortize them. We annually evaluate the remaining useful lives of our finite intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We also evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. We have determined that there were no impairment indicators for these assets in 2015 and 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. Borrowings under our existing senior credit facility bear floating interest rates that are tied to LIBOR and, therefore, our results of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an annual increase to the interest expense on our borrowings under our senior credit facility of approximately $0.6 million.

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

Changes in Internal Controls Over Financial Reporting

For the quarter ended March 29, 2015, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.

You should carefully consider the risks described below and those contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations, cash flow and stock price. The risks described below and in our Annual Report on Form 10-K are not necessarily the only risks facing our Company. Additional risks and uncertainties not currently known to us or those that we currently deem to be immaterial may materially adversely affect our business, prospects, financial condition, results of operations and cash flow.

There is no guarantee that future cash dividends will be declared with respect to our common stock.

Our ability to pay cash dividends is restricted under the terms of our senior credit facility and may be restricted under other agreements governing our outstanding indebtedness from time to time.  Our payment of dividends on our common stock in the future will be determined by our board of directors in its sole discretion and will be dependent upon then-existing conditions including, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, general economic conditions, investment opportunities, restrictions on our ability to pay dividends due to then-applicable law, prospects, and other factors considered relevant by our board of directors.  Therefore, there is no guarantee that cash dividends will be declared with respect to our common stock in the future.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1**
Asset Purchase Agreement dated, as of February 23, 2015, between BG Finance and Accounting, Inc., BG Staffing, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed February 27, 2015)

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

10.1
Third Amendment to Amended and Restated Loan and Security Agreement and Other Loan Documents, dated February 23, 2015, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel, LP, B G Staff Services, Inc. and BG Finance and Accounting, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed February 27, 2015)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**
Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

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

Date: May 4, 2015