Form 10-Q
period 2015-06-28
BG Staffing, Inc.
filed 2015-08-03
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015
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

The number of shares outstanding of the registrant’s common stock as of August 3, 2015 was 7,389,473.

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

•
other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2015.

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 28, 2015	December 28, 2014
	(unaudited)
Current assets
Accounts receivable (net of allowance for doubtful accounts of $812,964 and $748,187 at 2015 and 2014, respectively)	$26,644,327	$22,030,342
Prepaid expenses	397,602	624,975
Other current assets	731,469	617,992
Total current assets	27,773,398	23,273,309

Property and equipment, net	913,106	667,597

Other assets
Deposits	2,068,452	1,847,029
Deferred financing charges	478,783	496,608
Deferred income taxes	7,594,976	7,359,590
Intangible assets, net	19,673,590	13,724,068
Goodwill	7,089,257	6,404,367
Total other assets	36,905,058	29,831,662

Total assets	$65,591,562	$53,772,568

Current liabilities
Long-term debt, current portion	$2,718,750	$2,250,000
Accrued interest	196,414	266,133
Accounts payable	633,052	1,114,594
Accrued expenses	7,940,128	6,045,637
Accrued payroll	1,847,110	1,044,198
Accrued workers’ compensation	912,242	1,353,539
Contingent consideration	1,574,266	840,536
Other current liabilities	843,103	745,822
Dividend payable	1,811,161	989,722
Accrued taxes	718,508	—
Total current liabilities	19,194,734	14,650,181

Line of credit	8,600,000	4,900,000
Long-term debt, less current portion	13,465,417	14,937,500
Other long-term liabilities	1,917,479	2,921,595
Total liabilities	43,177,630	37,409,276

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 19,500,000 shares authorized, 7,244,644 and 6,598,145 shares issued and outstanding for 2015 and 2014, respectively	72,447	65,982
Additional paid in capital	18,774,693	10,734,438
Retained earnings	3,566,792	5,562,872
Total stockholders’ equity	22,413,932	16,363,292

Total liabilities and stockholders’ equity	$65,591,562	$53,772,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen and Twenty-six Week Periods Ended June 28, 2015 and June 29, 2014

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2015	2014	2015	2014
Revenues	$49,781,392	$42,829,920	$90,665,537	$81,867,575
Cost of services	38,915,474	34,364,685	71,458,596	65,690,710
Gross profit	10,865,918	8,465,235	19,206,941	16,176,865
Selling, general and administrative expenses	6,877,524	5,658,740	13,225,951	12,164,479
Depreciation and amortization	1,311,683	1,184,318	2,440,277	2,533,173
Operating income	2,676,711	1,622,177	3,540,713	1,479,213
Loss on extinguishment of related party debt	—	—	—	(986,835)
Interest expense, net	(558,776)	(636,867)	(1,090,493)	(1,220,349)
Interest expense, net – related party	—	—	—	(213,322)
Change in fair value of put option	190,470	(239,163)	169,381	(226,241)
Income (loss) before income taxes	2,308,405	746,147	2,619,601	(1,167,534)
Income tax expense	846,399	499,610	993,359	116,029
Net income (loss)	$1,462,006	$246,537	$1,626,242	$(1,283,563)

Net income (loss) per share:
Basic	$0.21	$0.04	$0.24	$(0.23)
Diluted	$0.20	$0.04	$0.23	$(0.23)

Weighted-average shares outstanding:
Basic	6,978,414	5,599,331	6,788,279	5,599,089
Dilutive effect	291,743	76,400	310,486	—
Diluted	7,270,157	5,675,731	7,098,765	5,599,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Week Periods ended June 28, 2015 and June 29, 2014

	2015	2014
Cash flows from operating activities
Net income (loss)	$1,626,242	$(1,283,563)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,440,277	2,533,173
Loss on disposal of property and equipment	230	894
Loss on extinguishment of related party debt	—	986,835
Gain on contingent consideration	—	(212,000)
Amortization of deferred financing costs	86,700	92,773
Amortization of debt discounts	21,570	66,445
Interest expense on earn out payable	146,812	126,550
Put option adjustment	(169,381)	226,241
Provision for doubtful accounts	225,662	152,407
Stock-based compensation	182,998	1,026,646
Deferred income taxes	(337,124)	(240,789)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,375,923)	(1,319,029)
Prepaid expenses	232,172	478,061
Other current assets	(9,397)	(110,724)
Deposits	(221,423)	(273,481)
Accrued interest	51,948	(158,674)
Accounts payable	(482,228)	(280,132)
Accrued expenses	1,552,116	(102,252)
Accrued payroll	533,542	672,773
Accrued workers’ compensation	(441,474)	(93,021)
Other current liabilities	97,281	141,664
Accrued taxes	716,166	319,030
Net cash provided by operating activities	3,876,766	2,749,827

Cash flows from investing activities
Business acquired, net of cash received	(8,781,091)	—
Capital expenditures	(359,996)	(166,981)
Proceeds from the sale of property and equipment	560	—
Net cash used in investing activities	(9,140,527)	(166,981)

Cash flows from financing activities
Net borrowings under line of credit	3,700,000	78,529
Principal payments on long-term debt	(1,125,000)	(1,135,694)
Payments on other long-term liabilities	—	(500,000)
Payments of dividends	(2,800,883)	—
Net proceeds from issuance of common stock	6,397,396	—
Contingent consideration paid	(838,876)	(974,143)
Other	—	(6,746)
Deferred financing costs	(68,876)	(44,792)
Net cash provided by (used in) financing activities	5,263,761	(2,582,846)
Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Twenty-six Week Periods ended June 28, 2015 and June 29, 2014

	2015	2014
Supplemental cash flow information:
Cash paid for interest	$705,929	$1,404,515
Cash paid for taxes, net of refunds	610,018	149,047
Non-cash transactions:
Prepaid offering costs	$(1,500)	$87,163
Contingent consideration paid through relief of accounts receivable	—	596,079
Paid-in-kind interest	(121,667)	—
Dividend payable	3,622,322	—
Put options liability on detachable warrants	(1,466,326)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), within the United States of America in three industry segments: Commercial, Multifamily, and Professional Staffing.

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

The accompanying unaudited consolidated financial statements for the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014, have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future results. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 28, 2014, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 28, 2015 and December 28, 2014, and include the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

The allowance for doubtful accounts consists of the following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Allowance at beginning of the period	$676,971	$450,250	$748,187	$439,886
Provision for doubtful accounts	155,906	136,066	225,662	152,407
Amounts written off, net of recoveries	(19,913)	(67,798)	(160,885)	(73,775)
Allowance at end of the period	$812,964	$518,518	$812,964	$518,518

Deferred Financing Charges

Deferred financing charges are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans payable. During the thirteen week periods ended June 28, 2015 and June 29, 2014, the Company recognized $43,914 and $40,265, respectively, of amortization expense as a component of interest expense related to deferred financing charges. During the twenty-six week periods ended June 28, 2015 and June 29, 2014, the Company recognized $86,700 and $92,773, respectively of amortization expense as a component of interest expense related to deferred financing charges. At June 28, 2015 and December 28, 2014, there were $478,783 and $496,608, respectively, of unamortized deferred financing charges.

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

In May 2014, due to a remarketing launch, the Company identified remaining name recognition and distinctiveness in its Extrinsic and American Partners trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At June 28, 2015 and December 28, 2014, these trade names have a remaining unamortized value of $2,537,566 (See Note 4 for details).

The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently if conditions indicate an earlier review is necessary. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test.

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

Based on our annual testing, the Company has determined that there was no goodwill impairment during the fiscal year ended December 28, 2014 (“Fiscal 2014”). As of June 28, 2015, the Company has allocated $5,024,820, $1,073,755, and $990,682 of total goodwill to our three separate reporting units: Commercial, Multifamily and Professional Staffing, respectively. There were no events or changes in circumstances during the twenty-six week period ended June 28, 2015 that caused the Company to perform an interim impairment assessment.

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

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future event, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to off set future tax benefits that may not be realized. There was no valuation allowance recorded as of June 28, 2015 or December 28, 2014.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements was the largest benefit that had a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company assessed all tax positions for which the statute of limitations remain open. The Company had no unrecognized tax benefits as of June 28, 2015 or December 28, 2014. The Company is open to examination by tax authorities for federal, state or local income taxes for periods beginning after 2011. The Company recognizes any penalties and interest when necessary as part of selling, general and administrative expenses.

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

Fair Value Measurements

The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt at June 28, 2015 and December 28, 2014 approximated the carrying value as the debt bears market rates of interest. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC (collectively, "InStaff") on May 28, 2013, the Company granted a put option liability which is carried at fair market value in other long-term liabilities on the consolidated balance sheets. The fair value of the put option was $861,308 and $2,497,014 at June 28, 2015 and December 28, 2014, respectively. The decrease is partially the result of the sale of 133,741 shares that contained the put right to a third party which caused the put rights on those shares to expire. The put option liability is revalued at each balance sheet date at the greater of an adjusted earning before income taxes, depreciation and amortization (“EBITDA”) method or the fair market value. Changes in fair value are recorded as non-cash, non-operating income (expense) in the Company’s consolidated statements of operations. The liability is classified within Level 3 as the lack of an active market during 2013 with only a slight increase in activity during 2014 and 2015 impacts the calculation of fair market value as an unobservable input used to value the put option. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the twenty-six weeks ended June 28, 2015.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

The fair value is reviewed on a quarterly basis based on the most recent financial performance of the most recent fiscal quarter. An analysis is performed at the end of each fiscal quarter to compare actual results to forecasted financial performance. If performance has deviated from projected levels, the valuation is updated for the latest information available. For the thirteen week periods ended June 28, 2015 and June 29, 2014, the Company recognized $190,470 of income and $239,163, respectively, of expense related to the change in fair value of the put option liability. For the twenty-six week periods ended June 28, 2015 and June 29, 2014, the Company recognized $169,381 of income and $226,241 of expense related to the change in fair value of the put option liability, respectively.

Earnings Per Share

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For the thirteen week periods ended June 28, 2015 and June 29, 2014, the Company had 278,012 and 415,942, respectively, common stock equivalents that were antidilutive. For the twenty-six week periods ended June 28, 2015 and June 29, 2014, the Company had 278,012 and 706,297, respectively, common stock equivalents that were antidilutive. As a result, these shares were excluded from the calculation of earnings per share.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (ASU 2014-9), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is currently evaluating the impact of our pending adoption of ASU 2014-9 on the consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

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

NOTE 3 - ACQUISITIONS

On February 23, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC (“D&W”) for an initial cash consideration paid of $8,500,000 and contingent consideration of up to $3,500,000 based on the performance of D&W for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $2,035,814 based on a discounted cash flow analysis. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. If actual working capital were greater than the target working capital, the Company would pay additional consideration in the amount of the difference. If actual working capital were less than target working capital, D&W would pay the Company the amount of the difference. On June 26, 2015, the Company paid an additional $281,091 for the working capital adjustment. The Company incurred costs of approximately $272,687 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of D&W operations from the date of acquisition. D&W operations contributed approximately $7.7 million of revenue for the twenty-six week period ended June 28, 2015. The assets acquired from D&W were assigned to the Professional Staffing segment. The acquisition of D&W allows the Company to strengthen and expand its professional operations through finance and accounting personnel.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

The following table presents the latest preliminary allocation of purchase price as of the date of acquisition. Adjustments made to the opening balance sheet in the thirteen weeks ended June 28, 2015 includes an increase of $1,062,000 to intangible assets with the offset to goodwill based on additional review of information. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$2,463,724
Property and equipment	22,100
Prepaid expenses and other current assets	3,299
Intangible assets	8,254,000
Goodwill	684,890
Liabilities assumed	(611,108)
Total net assets acquired	$10,816,905

Cash	$8,781,091
Fair value of contingent consideration	2,035,814
Total fair value of consideration transferred for acquired business	$10,816,905

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$250,000	5 years
Trade name	$4,508,000	Indefinite
Customer list	$3,496,000	5 years
Total	$8,254,000

The Company estimates that the revenues and net income (loss) for the twenty-six week periods ended June 28, 2015 and June 29, 2014 that would have been reported if the D&W acquisition had taken place on the first day of Fiscal 2014 would be as follows (dollars in thousands):

	Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014
Revenues	$93,719	$88,660
Net income (loss)	$2,140	$(473)
Income (loss) per share:
Basic	$0.32	$(0.08)
Diluted	$0.30	$(0.08)

NOTE 4 - INTANGIBLE ASSETS

In May 2014, due to a remarketing launch, the Company identified remaining name recognition and distinctiveness in its Extrinsic and American Partners trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At June 28, 2015 and December 28, 2014, these trade names have a remaining unamortized value of $2,537,566. For the twenty-six week period ended June 28, 2015, the increase in amortization expense associated with this change would have been $397,000 and the decrease in basic and diluted net income per share associated with this change would have been approximately $0.06 per share, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

Finite and indefinite lived intangible assets consist of the following:

	June 28, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$29,282,811	$19,023,037	$10,259,774
Covenant not to compete	1,323,000	602,750	720,250
	30,605,811	19,625,787	10,980,024
Indefinite lives:
Trade names	10,126,000	1,432,434	8,693,566
Total	$40,731,811	$21,058,221	$19,673,590

	December 28, 2014
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$25,786,810	$16,842,524	$8,944,286
Covenant not to compete	1,073,000	478,784	594,216
	26,859,810	17,321,308	9,538,502
Indefinite lives:
Trade names	5,618,000	1,432,434	4,185,566
Total	$32,477,810	$18,753,742	$13,724,068

Estimated future amortization expense for the next five years is as follows:

Fiscal Year Ending:
2015	$2,392,336
2016	4,238,948
2017	2,872,303
2018	833,468
2019	554,912
Thereafter	88,057
$10,980,024

Gross intangible assets increased in the twenty-six weeks ended June 28, 2015 due the D&W acquisition (See Note 3 for details). Total amortization expense for the thirteen week periods ended June 28, 2015 and June 29, 2014 was $1,245,248 and $1,141,437, respectively. Total amortization expense for the twenty-six week periods ended June 28, 2015 and June 29, 2014 was $2,304,479 and $2,450,543, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 28, 2015	December 28, 2014
Temporary worker payable	$4,059,247	$3,014,315
Accrued bonuses and commissions	753,327	503,024
Payroll taxes	1,576,144	1,312,975
Other	1,551,410	1,215,323
	$7,940,128	$6,045,637

NOTE 6 - DEBT

The Company has a senior credit facility effective May 24, 2010, as amended. On January 29, 2014, the Company entered into an amendment with its lenders under the senior credit facility. The amendment provides for a revolving line of credit (“Revolver”) of $20.0 million, increased the original principal amount of the term loan facility (“Term Loan A”) from $7.1 million to $11.3 million and added $8.0 million of subordinated debt (“Term Loan B”). Borrowings under the Revolver and Term Loan A were partially used to repay certain senior subordinated loans (“Subordinated Loans”) and $1.0 million was recorded as a loss on extinguishment of related party debt in the first quarter of 2014. The senior credit facility matures on January 29, 2018.

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

As of June 28, 2015 and December 28, 2014, $8.6 million and $4.9 million were outstanding on the Revolver, respectively. Borrowings under the Revolver are subject to a borrowing base, bear interest at the 30-day LIBOR plus a margin that ranges from 3.00% to 3.75% (3.0% at June 28, 2015), and are secured by all assets of the Company.

Long-term debt consists of the following:

	June 28, 2015	December 28, 2014
Term Loan A, payable to a bank in monthly installments of principal and interest with a maturity date of January 29, 2018 and is secured by all assets of the Company. Interest is paid on a monthly basis at an annual interest rate of LIBOR plus a margin of 3.75% to 4.5%, determined by certain thresholds (3.75% at June 28, 2015).	$8,062,500	$9,187,500
Term Loan B, payable to a bank with principal due in a one lump-sum payment along with a compounding deferred fee of 1.5% per annum with a maturity date of January 29, 2018 and is secured by all assets of the Company. Interest is paid monthly at an annual rate of 11%.	8,121,667	8,000,000
Total long-term debt	16,184,167	17,187,500
Less current portion	(2,718,750)	(2,250,000)
Long-term debt non-current portion	$13,465,417	$14,937,500

For all of its borrowings, the Company must comply with certain financial covenants, including a minimum debt service financial covenant and a senior funded indebtedness to EBITDA covenant. As of June 28, 2015, the Company was in compliance with these covenants.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

Maturities on the Revolver and long-term debt obligations as of June 28, 2015, are as follows:

Fiscal Year Ending:
2015	$1,125,000
2016	3,281,250
2017	3,375,000
2018	17,002,917
Thereafter	—
$24,784,167

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

NOTE 8 – EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share. As of June 28, 2015 and December 28, 2014, the Company has 7,244,644 and 6,598,145 shares of common stock outstanding and no shares of preferred stock outstanding.

In December 2014, in a series of transactions, various investors (collectively the “Investors”) joined a Securities Purchase Agreement (the “Purchase Agreement”) with the Company pursuant to which the Company issued and sold 963,750 (the “Shares”) of common stock, $0.01 par value per share (the “Common Stock”), to the Investors in a private placement for an aggregate purchase price of approximately $9,396,562 in cash. The purchase price for the Shares under the Purchase Agreement was $9.75 per Share. The Shares constituted approximately 17.2% of the total of issued and outstanding shares of Common Stock immediately before the initial execution of the Purchase Agreement and the subsequent closing of the purchase and sale of the Shares thereunder. In connection with the closing of the purchase and sale of the Shares, the Company paid to Taglich Brothers, Inc. ("Taglich Brothers"), the placement agent, commissions of approximately $751,725. In connection with the sale, the Company issued to designees of Taglich Brothers warrants to purchase 96,375 shares of common stock (the "Private Placement Warrants"). The Private Placement Warrants, as initially issued, were exercisable at any time commencing on the sixth month anniversary of the issuance date in whole or in part, at an initial exercise price per share of $9.75 in cash, or in a cashless exercise. The exercise price and number of shares of common stock issuable under the Private Placement Warrants were subject to adjustments for stock dividends, splits, combinations, and similar events. The Private Placement Warrants were to expire on the fifth anniversary of the date of issuance and the holders of the Private Placement Warrants and shares were entitled to the same registration rights. In connection with the public offering of our common stock described below, the terms of the Private Placement Warrants were amended to decrease the aggregate number of shares issuable upon exercise of the Private Placement Warrants to 77,970, increase the exercise price to $11.85 per share, and to provide that the Private Placement Warrants can be exercised during the period commencing six months after the commencement of sales in the offering and expiring on the fifth anniversary of the commencement of sales in the offering and that the holders will not be entitled to registration rights.

On May 6, 2015, the Company issued and sold 636,500 shares of common stock, $0.01 par value per share, to various investors in a private placement for an aggregate purchase price of $7,001,500 in cash. The purchase price was $11.00 per share, which constituted approximately 9.6% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Securities Purchase Agreement. In connection with the closing, the Company incurred $667,256 in offering costs, which included a commission of $420,090 paid to Taglich Brothers, the placement agent.

On December 19, 2014, the board of directors of BG Staffing, Inc. declared a dividend of $0.15 per share of common stock that was paid on January 30, 2015 to all shareholders of record as of the close of business on December 31, 2014. Prior to that, the Company had not paid cash dividends on common stock. The Company's ability to pay dividends is restricted under the terms of the senior credit facility and may be restricted under other agreements governing the outstanding indebtedness from time to time.

The board of directors has declared the following cash dividends during the twenty-six week period ended June 28, 2015:

Declared Date	Record Date	Distribution Date	Dividend per Share
May 1, 2015	May 11, 2015	May 25, 2015	$0.25
June 18, 2015	July 20, 2015	July 31, 2015	$0.25

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

Stock Options

In February 2014, the Company granted 545,321 options to employees and directors with an exercise price of $6.25 of per share, and 21,042 options to employees at an exercise price of $12.50 per share. Of the 566,363 options granted, 234,363 were immediately exercisable, and the remaining 332,000 vest over a period of four years. In August 2014, the Company granted 30,000 options to non-employee directors with an exercise price of $7.10 per share. The options vest over a period of four years. In June 2015, the Company granted 179,000 options to employees at an exercise price of $11.00 per share with 35,800 shares immediately exercisable and the remaining vest over a period of four years.

For the thirteen week periods ended June 28, 2015 and June 29, 2014, the Company recognized $123,062 and $49,683 of compensation cost related to stock awards, respectively. For the twenty-six week periods ended June 28, 2015 and June 29, 2014, the Company recognized $176,475 and $882,888 of compensation cost related to stock awards, respectively. Unamortized stock compensation expense as of June 28, 2015 amounted to $782,795 which is expected to be recognized over the next 3.2 years.

The following assumptions were used to estimate the fair value of share options granted for the twenty-six week periods ended:

	June 28, 2015		June 29, 2014
Weighted-average fair value of options	$2.61		$2.82
Weighted-average risk-free interest rate	1.0%		1.0%
Dividend yield	23.0%		—%
Weighted-average volatility factor	48.0%		49.0%
Weighted-average expected life	5.7	yrs	5.6	yrs

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 29, 2013	—	$—	$—
Granted	566,363	$6.48	$293
Options outstanding at June 29, 2014	566,363	$6.48	$520

Options exercisable at June 29, 2014	300,763	$6.69	$214

Options outstanding at December 28, 2014	585,466	$6.71	$3,204
Granted	179,000	$11.00	$72
Exercised	(10,000)	$6.25	$(68)
Forfeited	(15,000)	$6.25	$(101)
Options outstanding at June 28, 2015	739,466	$7.61	$2,801

Options exercisable at June 28, 2015	389,566	$7.04	$1,698

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

Warrant Activity

For the thirteen and twenty-six week periods ended June 28, 2015, the Company recognized $6,523 of compensation cost related to warrants. For the thirteen and twenty-six week periods ended June 29, 2014, the Company recognized $78,638 of compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of June 28, 2015.

The following assumptions were used to estimate the fair value of warrants for the twenty-six week periods ended:

	June 28, 2015		June 29, 2014
Weighted-average fair value of warrants	$1.62		$1.89
Weighted-average risk-free interest rate	—%		0.1%
Dividend yield	32.0%		—%
Weighted-average volatility factor	28.0%		49.0%
Weighted-average expected life	2.5	yrs	2.6	yrs

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 29, 2013 and June 29, 2014	224,205	$7.08	$71

Warrants exercisable at June 29, 2014	224,205	$7.08	$71

Warrants outstanding at December 28, 2014	326,822	$8.04	$1,226
Granted	77,970	$11.85	$—
Forfeited	(159,275)	$10.85	$(147)
Warrants outstanding at June 28, 2015	245,517	$7.69	$910

Warrants exercisable at June 28, 2015	167,547	$5.76	$945

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

NOTE 10 - RELATED PARTY TRANSACTIONS

Through ownership of the common stock of BG Staffing, Inc., the Company is affiliated with multiple investors. Two of these investors were private lenders that also held the Subordinated Loans of $14,628,099 at December 29, 2013 (see Note 6), which were repaid on January 29, 2014 and $986,835 was recorded as a loss on extinguishment of related party debt.

NOTE 11 - CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited due to the Company’s diverse customer base. No single customer accounted for more than 10% of the Company’s revenue or accounts receivable for the twenty-six week periods ended June 28, 2015 and June 29, 2014.

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $56,978 and $44,586 to the 401(k) Plan in the thirteen week periods ended June 28, 2015 and June 29, 2014, respectively. The Company contributed $118,452 and $99,407 to the 401(k) Plan in the twenty-six week periods ended June 28, 2015 and June 29, 2014, respectively.

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
 Segment profit (loss) includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense, and income tax expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue:
Commercial	$19,827,887	$19,879,058	$38,427,395	$38,433,988
Multifamily	9,842,953	8,054,948	17,669,999	14,364,767
Professional Staffing	20,110,552	14,895,914	34,568,143	29,068,820
Total	$49,781,392	$42,829,920	$90,665,537	$81,867,575

Income tax expense (benefit):
Commercial	$823,129	$496,228	$961,289	$102,180
Multifamily	17,670	12,100	26,470	22,567
Professional Staffing	5,600	—	5,600	—
Corporate	—	(8,718)	—	(8,718)
Total	$846,399	$499,610	$993,359	$116,029

Net income (loss):
Commercial	$337,051	$509,926	$1,104,295	$1,794,484
Multifamily	1,409,858	887,301	2,325,627	1,451,340
Professional Staffing	1,384,350	566,222	1,871,721	945,933
Corporate	(1,110,477)	(1,080,045)	(2,584,908)	(4,041,649)
Interest expense, net	(558,776)	(636,867)	(1,090,493)	(1,433,671)
Total	$1,462,006	$246,537	$1,626,242	$(1,283,563)

Depreciation:
Commercial	$22,787	$17,979	$45,148	$35,608
Multifamily	8,963	7,845	28,403	26,124
Professional Staffing	13,318	4,544	24,209	8,385
Corporate	21,367	12,513	38,038	12,513
Total	$66,435	$42,881	$135,798	$82,630

Amortization:
Commercial	$184,473	$267,862	$381,662	$571,060
Multifamily	24,887	24,887	49,775	49,775
Professional Staffing	1,023,067	835,867	1,847,400	1,804,066
Corporate	12,821	12,821	25,642	25,642
Total	$1,245,248	$1,141,437	$2,304,479	$2,450,543

Capital Expenditures:
Commercial	$49,590	$41,323	$106,131	$50,526
Multifamily	4,184	6,940	58,560	11,363
Professional Staffing	12,551	42,154	54,018	42,154
Corporate	95,085	30,851	141,287	62,938
Total	$161,410	$121,268	$359,996	$166,981

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2015
(Unaudited)

	June 28, 2015	December 28, 2014
Total Assets:
Commercial	$19,422,813	$19,810,747
Multifamily	6,184,036	6,072,296
Professional Staffing	30,689,058	18,810,198
Corporate	9,295,655	9,079,327
Total	$65,591,562	$53,772,568

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

Overview

We are a provider of temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013 and D&W in March 2015. We operate within three industry segments: Commercial, Multifamily and Professional Staffing. We provide services to customers primarily within the United States of America.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(dollars in thousands)
Revenues	$49,781	$42,830	$90,666	$81,868
Cost of services	38,915	34,365	71,459	65,691
Gross profit	10,866	8,465	19,207	16,177
Selling, general and administrative expenses	6,877	5,658	13,227	12,165
Depreciation and amortization	1,312	1,184	2,440	2,533
Operating income	2,677	1,623	3,540	1,479
Loss on extinguishment of related party debt	—	—	—	(987)
Interest expense, net	(559)	(637)	(1,090)	(1,434)
Change in fair value of put option	190	(239)	169	(226)
Income (loss) before income tax	2,308	747	2,619	(1,168)
Income tax expense	846	500	993	116
Net income (loss)	$1,462	$247	$1,626	$(1,284)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	78.2%	80.2%	78.8%	80.2%
Gross profit	21.8%	19.8%	21.2%	19.8%
Selling, general and administrative expenses	13.8%	13.2%	14.6%	14.9%
Depreciation and amortization	2.6%	2.8%	2.7%	3.1%
Operating income	5.4%	3.8%	3.9%	1.8%
Loss on extinguishment of related party debt	—%	—%	—%	(1.2)%
Interest expense, net	(1.1)%	(1.5)%	(1.2)%	(1.8)%
Change in fair value of put option	0.4%	(0.6)%	0.2%	(0.3)%
Income (loss) before income tax	4.7%	1.7%	2.9%	(1.5)%
Income tax expense	1.7%	1.1%	1.1%	0.1%
Net income (loss)	3.0%	0.6%	1.8%	(1.6)%

Thirteen Week Fiscal Period Ended June 28, 2015 (Fiscal Quarter 2015) Compared with Thirteen Week Fiscal Period Ended June 29, 2014 (Fiscal Quarter 2014)

Revenues:

	Thirteen Weeks Ended
	June 28, 2015	June 29, 2014
	(dollars in thousands)
Revenues by segment:
Commercial	$19,828	$19,879
Multifamily	9,843	8,055
Professional Staffing	20,110	14,896
Total Revenues	$49,781	$42,830

Commercial Revenues: Commercial revenues have remained consistent at $19.8 million in Fiscal Quarter 2015 compared with $19.9 million in Fiscal Quarter 2014.

Multifamily Revenues: Multifamily revenues increased approximately $1.9 million (23.8%) to $9.9 million in Fiscal Quarter 2015 from approximately $8.0 million in Fiscal Quarter 2014, due to our continued focus on expansion outside our core market of the state of Texas. Revenue from branches outside of Texas accounted for approximately $0.9 million of the increase and revenue from branches in Texas increased approximately $0.9 million.

Professional Staffing Revenues: Professional Staffing revenues increased approximately $5.2 million (34.9%) to approximately $20.1 million in Fiscal Quarter 2015 from approximately $14.9 million in Fiscal Quarter 2014, primarily from the D&W acquisition, which contributed approximately $5.7 million of new revenues which was partially offset by a decrease of approximately $0.2 million at our American Partners division and a decrease of approximately $0.3 million at our Extrinsic division as a result of fewer IT projects.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	June 28, 2015	June 29, 2014
	(dollars in thousands)
Gross Profit by segment:
Commercial	$2,857	$2,589
Multifamily	3,512	2,680
Professional Staffing	4,497	3,196
Total Gross Profit	$10,866	$8,465

	Thirteen Weeks Ended
	June 28, 2015	June 29, 2014
Gross Profit Percentage by segment:
Commercial	14.4%	13.0%
Multifamily	35.7%	33.3%
Professional Staffing	22.4%	21.5%
Company Gross Profit Percentage	21.8%	19.8%

Overall, our gross profit has increased approximately $2.4 million (28.2%) to approximately $10.9 million in Fiscal Quarter 2015 from approximately $8.5 million in Fiscal Quarter 2014, due primarily to the D&W acquisition and increased sales in the MultiFamily segment. As a percentage of revenue, gross profit has increased to 21.8% in Fiscal Quarter 2015 from 19.8% in Fiscal Quarter 2014 mainly due to higher revenues in our Multifamily segment which had the highest gross margins. The Multifamily segment contributed approximately 32.3% of the gross profit in Fiscal Quarter 2015 and approximately 31.7% of the gross profit in Fiscal Quarter 2014. Our Commercial segment, which had the lowest gross profit percentages, contributed approximately 26.3% of the gross profit in Fiscal Quarter 2015 and approximately 30.6% of the gross profit in Fiscal Quarter 2014. Finally, Professional Staffing contributed approximately 41.4% of the gross profit in Fiscal Quarter 2015 and approximately 37.7% of the gross profit in Fiscal Quarter 2014.

Commercial Gross Profit: Commercial gross profit increased approximately $0.3 million (11.5%) to approximately $2.9 million in Fiscal Quarter 2015 from approximately $2.6 million in Fiscal Quarter 2014. As a percentage of revenue, gross profit increased to 14.4% in Fiscal Quarter 2015 from 13.0% in Fiscal Quarter 2014.

Multifamily Gross Profit: Multifamily gross profit increased approximately $0.8 million (29.6%) to approximately $3.5 million in Fiscal Quarter 2015 from approximately $2.7 million in Fiscal Quarter 2014, mainly due to an increase in volume. As a percentage of revenue, gross profit increased to 35.7% in Fiscal Quarter 2015 from 33.3% in Fiscal Quarter 2014.

Professional Staffing Gross Profit: Professional Staffing gross profit increased approximately $1.3 million (40.6%) to approximately $4.5 million in Fiscal Quarter 2015 from approximately $3.2 million in Fiscal Quarter 2014 due the D&W acquisition. As a percentage of revenue, gross profit increased to 22.4% in Fiscal Quarter 2015 from 21.5% in Fiscal Quarter 2014.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $1.2 million (21.1%) to approximately $6.9 million in Fiscal Quarter 2015 from approximately $5.7 million in Fiscal Quarter 2014, primarily due to increased selling costs in Fiscal Quarter 2015 associated with the increase in revenues.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (8.3%) to approximately $1.3 million during Fiscal Quarter 2015, compared with approximately $1.2 million during Fiscal Quarter 2014. The increase in depreciation and amortization is primarily due to Professional Staffing segment intangible assets acquired in the D&W acquisition in March 2015.

Interest Expense, net: Interest expense, net was flat at approximately $0.6 million in both Fiscal Quarter 2015 and Fiscal Quarter 2014.

Income Taxes: We had an income tax expense of approximately $0.8 million in Fiscal Quarter 2015 compared with approximately $0.5 million in Fiscal Quarter 2014. The increase in income taxes is primarily due to an increase in taxable income to approximately $2.3 million in Fiscal Quarter 2015 from a taxable income of approximately $0.7 million in Fiscal Quarter 2014.

Twenty-six Week Fiscal Period Ended June 28, 2015 (YTD 2015) Compared with Twenty-six Week Fiscal Period Ended June 29, 2014 (YTD 2014)

Revenues:

	Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014
	(dollars in thousands)
Revenues by segment:
Commercial	$38,428	$38,434
Multifamily	17,670	14,365
Professional Staffing	34,568	29,069
Total Revenues	$90,666	$81,868

Commercial Revenues: Commercial revenues were flat at approximately $38.4 million in both YTD 2015 and YTD 2014.

Multifamily Revenues: Multifamily revenues increased approximately $3.3 million (22.9%) to approximately $17.7 million in YTD 2015 from approximately $14.4 million in YTD 2014, due to our continued focus on expansion outside our core market of the state of Texas. Revenue from branches outside of Texas accounted for approximately $1.7 million of the increase and revenue from branches in Texas increased approximately $1.6 million.

Professional Staffing Revenues: Professional Staffing revenues increased approximately $5.5 million (18.9%) to $34.6 million in YTD 2015 from approximately $29.1 million in YTD 2014, primarily from the D&W acquisition, which contributed approximately $7.7 million of new revenues which was partially offset by a decrease of approximately $1.4 million at our American Partners division and a decrease of approximately $0.9 million at our Extrinsic division as a result of fewer IT projects.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014
	(dollars in thousands)
Gross Profit by segment:
Commercial	$5,386	$5,116
Multifamily	6,225	4,726
Professional Staffing	7,596	6,335
Total Gross Profit	$19,207	$16,177

	Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014
Gross Profit Percentage by segment:
Commercial	14.0%	13.3%
Multifamily	35.2%	32.9%
Professional Staffing	22.0%	21.8%
Company Gross Profit Percentage	21.2%	19.8%

Overall, our gross profit has increased approximately $3.0 million (18.5%) to approximately $19.2 million in YTD 2015 from approximately $16.2 million in YTD 2014, due primarily to a revenue mix shift resulting from increased revenues from higher margin customers in the Multifamily segment and the D&W acquisition. As a percentage of revenue, gross profit has increased to 21.2% in YTD 2015 from 19.8% in YTD 2014 mainly due to higher revenues in our Multifamily segment which had the highest gross margins and the D&W acquisition. The Multifamily segment contributed approximately 32.4% of the gross profit in YTD 2015 and approximately 29.2% of the gross profit in YTD 2014. Our Commercial segment, which had the lowest gross profit percentages, contributed approximately 28.0% of the gross profit in YTD 2015 and approximately 31.6% of the gross profit in YTD 2014. Finally, Professional Staffing contributed approximately 39.6% of the gross profit in YTD 2015 and approximately 39.2% of the gross profit in YTD 2014.

Commercial Gross Profit: Commercial gross profit increased approximately $0.3 million (5.9%) to approximately $5.4 million in YTD 2015 from approximately $5.1 million in YTD 2014. As a percentage of revenue, gross profit increased to 14.0% in YTD 2015 from 13.3% in YTD 2014.

Multifamily Gross Profit: Multifamily gross profit increased approximately $1.4 million (29.2%) to approximately $6.2 million in YTD 2015 from approximately $4.8 million in YTD 2014, mainly due to an increase in volume. As a percentage of revenue, gross profit increased to 35.2% in YTD 2015 from 32.9% in YTD 2014.

Professional Staffing Gross Profit: Professional Staffing gross profit increased approximately $1.3 million (20.6%) to approximately $7.6 million in YTD 2015 from approximately $6.3 million in YTD 2014 due to the D&W acquisition which was partially offset by lower IT revenues. As a percentage of revenue, gross profit increased to 22.0% in YTD 2015 from 21.8% in YTD 2014.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $1.0 million (8.2%) to approximately $13.2 million in YTD 2015 from approximately $12.2 million in YTD 2014, primarily due to higher selling costs incurred to generate increased revenues plus approximately $0.3 million in transaction fees related to the D&W acquisition, which were partially offset by a decrease of approximately $0.8 million in stock-based compensation.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.1 million (4.0%) to approximately $2.4 million during YTD 2015, compared with approximately $2.5 million during YTD 2014. The decrease in depreciation and amortization is primarily due a policy shift that resulted in categorizing the trade names of Extrinsic and American Partners as indefinite lived assets in the second quarter of 2014.

Interest Expense, net: Interest expense, net decreased approximately $0.3 million (21.4%) to approximately $1.1 million during YTD 2015 compared with approximately $1.4 million during YTD 2014. The decrease in interest expense, net is primarily due the payoff in January 2014 of the related party subordinated notes and lower average daily borrowings and lower borrowing rate in YTD 2015 compared with YTD 2014.

Income Taxes: We had an income tax expense of approximately $1.0 million in YTD 2015, compared with approximately $0.1 million in YTD 2014. The increase in income taxes is primarily due to an increase in taxable income to approximately $2.6 million in YTD 2015 from a taxable loss of approximately $1.2 million in YTD 2014.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(dollars in thousands)
Net income (loss)	$1,462	$247	$1,626	$(1,284)
Interest expense, net	559	637	1,090	1,434
Income tax expense	846	500	993	116
Depreciation and amortization	1,312	1,184	2,440	2,533
Loss on extinguishment of related party debt	—	—	—	987
Stock-based compensation	123	115	183	1,027
Transaction fees	2	—	273	—
Put option adjustment	(190)	239	(169)	226
Adjusted EBITDA	$4,114	$2,922	$6,436	$5,039

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our senior credit facility. Our primary uses of cash are payments to temporary workers, operating expenses, capital expenditures, debt service, cash taxes, dividends and contingent liability payments. We believe that the cash generated from operations, together with the borrowing availability under our senior credit facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt. At June 28, 2015 we were in material compliance with all debt covenants.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
	June 28, 2015	June 29, 2014
	(dollars in thousands)
Net cash provided by operating activities	$3,877	$2,750
Net cash used in investing activities	(9,141)	(167)
Net cash provided by (used in) financing activities	5,264	(2,583)
Net change in cash and cash equivalents	$—	$—

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

During the twenty-six week period ended June 28, 2015, net cash provided by operating activities was $3.9 million compared with $2.7 million for the corresponding period in 2014. This increase is primarily attributable to higher operating earnings and timing of certain contractor payables, offset timing of payments on accounts receivables.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In the twenty-six week period ended June 28, 2015, we paid $8.8 million in connection with the D&W acquisition in March 2015, and we made capital expenditures of $0.4 million mainly related to computer equipment purchased in the ordinary course of business and furniture and fixtures related to the new corporate offices. In the twenty-six week period ended June 29, 2014, we made capital expenditures of approximately $0.2 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our senior credit facility, payment of other long-term obligations and contingent consideration paid.

For the twenty-six weeks ended June 28, 2015, we increased our borrowings on our revolving line of credit by $3.7 million and received proceeds from issuance of common stock of $6.4 million mainly to fund the D&W acquisition. We paid $2.8 million in cash dividends on our common stock, we decreased our long-term debt and other long-term liabilities by $1.1 million using excess cash flows from operations, and we paid $0.8 million of contingent consideration primarily related to the June 2013 acquisition of InStaff and the December 2012 acquisition of the American Partners division.

For the twenty-six weeks ended June 29, 2014, we decreased our long-term debt and other long-term liabilities by $1.6 million using excess cash flows from operations and we paid $1.0 million of contingent consideration primarily related to the June 2013 InStaff acquisition and the December 2012 acquisition of the American Partners division.

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

For all of our borrowings, we must comply with various financial covenants. As of June 28, 2015, we were in material compliance with these covenants.

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

Goodwill and intangible assets

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently if conditions indicate an earlier review is necessary. If we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, we may use a qualitative assessment for annual impairment test.

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

Based on our annual testing, we have determined that there was no goodwill impairment in Fiscal 2014. As of June 28, 2015, we have allocated $5.0 million, $1.1 million, and $1.0 million of total goodwill to our three separate reporting units: Commercial, Multifamily and Professional Staffing, respectively.  There were no events or changes in circumstances during the twenty-six weeks ended June 28, 2015 that caused us to perform an interim impairment assessment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are currently evaluating the impact of our pending adoption of ASU 2014-9 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

JOBS Act

The Jumpstart On Business Startups Act of 2012 provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay the adoption of new or revised accounting pronouncements applicable to public and private companies until such pronouncements become mandatory for private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public and private companies.

Additionally, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 or (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks relate primarily to changes in interest rates. Borrowings under our existing senior credit facility bear floating interest rates that are tied to LIBOR and, therefore, our results of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an annual increase to the interest expense on our borrowings under our senior credit facility of approximately $0.4 million.

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

Changes in Internal Controls Over Financial Reporting

For the quarter ended June 28, 2015, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     In December 2014, we issued and sold 963,750 shares of our common stock to accredited investors in a private placement for an aggregate purchase price of $9,396,562, or $9.75 per share.  In connection with the closing of the sale of the shares, we paid to Taglich Brothers, Inc., as placement agent, commissions of $751,725, and we issued to designees of Taglich Brothers warrants to purchase 96,375 shares of common stock (the "Private Placement Warrants").  The Private Placement Warrants, as initially issued, were exercisable at any time commencing on the sixth month anniversary of the issuance date in whole or in part, at an initial exercise price per share of $9.75 in cash, or in a cashless exercise.  The exercise price and number of shares of common stock issuable under the Private Placement Warrants were subject to adjustments for stock dividends, splits, combinations, and similar events.  The Private Placement Warrants were to expire on the fifth anniversary of the date of issuance and the holders of the Private Placement Warrants and shares were entitled to certain registration rights.  In connection with a public offering of our common stock that closed in May 2015, the terms of the Private Placement Warrants were amended to decrease the aggregate number of shares issuable upon exercise of the Private Placement Warrants to 77,970, increase the exercise price to $11.85 per share, and to provide that the Private Placement Warrants can be exercised during the period commencing six months after the commencement of sales in the offering and expiring on the fifth anniversary of the commencement of sales in the offering and that the holders will not be entitled to registration rights.  [Note any other shares issued upon the exercise of warrants during the second quarter of 2015.]

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed November 4, 2013)

3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed November 4, 2013)

4.1	Form of Common Stock Certificate (incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed October 28, 2013)

10.1	Form of Subscription Agreement between BG Staffing, Inc. and the investors party thereto (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 5, 2015)

10.2
Placement Agent Agreement, dated May 4, 2015, between BG Staffing, Inc., Taglich Brothers, Inc., and National Securities Corporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 5, 2015)

10.3	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Current Report on Form 8-K filed February 12, 2014)

10.4	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Current Report on Form 8-K filed February 12, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: August 3, 2015