Form 10-Q
period 2015-09-27
BG Staffing, Inc.
filed 2015-11-02
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015
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

The number of shares outstanding of the registrant’s common stock as of November 2, 2015 was 7,379,473.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the availability of workers’ compensation insurance coverage at commercially reasonable terms;

•	the availability of qualified temporary workers;

•	compliance with federal and state labor and employment laws and regulations and changes in such laws and regulations;

•	the ability to compete with new competitors and competitors with superior marketing and financial resources;

•	management team changes;

•	the favorable resolution of current or future litigation;

•	the ability to begin to generate sufficient revenue to produce net profits;

•	the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;

•	the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;

•	adverse changes in the economic conditions of the industries, countries or markets that we serve;

•	disturbances in world financial, credit, and stock markets;

•	unanticipated changes in national and international regulations affecting the company’s business;

•	a decline in consumer confidence and discretionary spending;

•	the general performance of the U.S. and global economies;

•	economic disruptions resulting from the European debt crisis;

•	continued or escalated conflict in the Middle East; and

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 27, 2015	December 28, 2014

Current assets
Cash and cash equivalents	$64,832	$—
Accounts receivable (net of allowance for doubtful accounts of $739,860 and $748,187 at 2015 and 2014, respectively)	29,828,732	22,030,342
Prepaid expenses	378,233	624,975
Other current assets	646,136	617,992
Total current assets	30,917,933	23,273,309

Property and equipment, net	1,286,425	667,597

Other assets
Deposits	2,178,405	1,847,029
Deferred financing charges	656,315	496,608
Deferred income taxes	7,656,773	7,359,590
Intangible assets, net	18,476,141	13,724,068
Goodwill	7,089,257	6,404,367
Total other assets	36,056,891	29,831,662

Total assets	$68,261,249	$53,772,568

Current liabilities
Long-term debt, current portion	$—	$2,250,000
Accrued interest	277,135	266,133
Accounts payable	1,240,628	1,114,594
Accrued payroll and expenses	10,299,313	7,127,335
Accrued workers’ compensation	1,058,265	1,353,539
Contingent consideration	1,550,000	840,536
Other current liabilities	531,324	708,322
Dividend payable	—	989,722
Income taxes payable	858,955	—
Total current liabilities	15,815,620	14,650,181

Line of credit	9,750,000	4,900,000
Long-term debt, less current portion	15,000,000	14,937,500
Other long-term liabilities	2,424,174	2,921,595
Total liabilities	42,989,794	37,409,276

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 19,500,000 shares authorized, 7,379,473 and 6,598,145 shares issued and outstanding for 2015 and 2014, respectively	73,795	65,982
Additional paid in capital	19,449,896	10,734,438
Retained earnings	5,747,764	5,562,872
Total stockholders’ equity	25,271,455	16,363,292

Total liabilities and stockholders’ equity	$68,261,249	$53,772,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen and Thirty-nine Week Periods Ended September 27, 2015 and September 28, 2014

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2015	2014	2015	2014
Revenues	$60,170,823	$48,007,610	$150,836,360	$129,875,186
Cost of services	46,315,310	38,021,871	117,773,906	103,712,581
Gross profit	13,855,513	9,985,739	33,062,454	26,162,605
Selling, general and administrative expenses	7,703,447	6,222,793	20,929,397	18,387,274
Depreciation and amortization	1,294,137	1,053,304	3,734,414	3,586,477
Operating income	4,857,929	2,709,642	8,398,643	4,188,854
Loss on extinguishment of debt	(438,507)	—	(438,507)	—
Loss on extinguishment of related party debt	—	—	—	(986,835)
Interest expense, net	(660,590)	(634,239)	(1,751,083)	(1,854,587)
Interest expense, net – related party	—	—	—	(213,322)
Change in fair value of put option	(102,821)	(954,605)	66,560	(1,180,846)
Income (loss) before income taxes	3,656,011	1,120,798	6,275,613	(46,736)
Income tax expense	1,441,333	755,635	2,434,692	871,664
Net income (loss)	$2,214,678	$365,163	$3,840,921	$(918,400)

Net income (loss) per share:
Basic	$0.30	$0.07	$0.55	$(0.16)
Diluted	$0.29	$0.06	$0.53	$(0.16)

Weighted-average shares outstanding:
Basic	7,359,632	5,608,301	6,978,309	5,602,160
Dilutive effect	213,898	144,013	203,209	—
Diluted	7,573,530	5,752,314	7,181,518	5,602,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Weeks Ended September 27, 2015

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 28, 2014	$—	6,598,145	$65,982	$10,734,438	$5,562,872	$16,363,292
Share-based compensation	—	—	—	231,563	—	231,563
Issuance of shares, net of offering costs	—	636,500	6,365	6,328,245	—	6,334,610
Retirement of put options	—	—	—	1,466,326	—	1,466,326
Exercise of common stock options and warrants	—	144,828	1,448	689,324	—	690,772
Cash dividend declared ($0.25 per share)	—	—	—	—	(3,656,029)	(3,656,029)
Net income	—	—	—	—	3,840,921	3,840,921
Stockholders’ equity, September 27, 2015	$—	7,379,473	$73,795	$19,449,896	$5,747,764	$25,271,455

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Week Periods ended September 27, 2015 and September 28, 2014

	2015	2014
Cash flows from operating activities
Net income (loss)	$3,840,921	$(918,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,734,414	3,586,477
Loss on disposal of property and equipment	1,380	894
Loss on extinguishment of debt	438,507	—
Loss on extinguishment of related party debt	—	986,835
Earn out adjustment	(8,688)	(212,000)
Amortization of deferred financing charges	129,141	133,038
Amortization of debt discounts	32,355	77,230
Interest expense on earn out payable	208,263	169,697
Put option adjustment	(66,560)	1,180,846
Provision for doubtful accounts	371,953	312,333
Share-based compensation	231,563	1,118,129
Deferred income taxes	18,376	(809,536)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,706,619)	(5,083,325)
Prepaid expenses	251,541	729,464
Other current assets	(343,703)	358,171
Deposits	(331,375)	(272,665)
Accrued interest	11,002	(128,440)
Accounts payable	125,348	(629,111)
Accrued payroll and expenses	2,560,233	1,566,768
Accrued workers’ compensation	(295,451)	(160,617)
Other current liabilities	(176,998)	171,800
Income taxes payable	858,955	1,150,602
Other long-term liabilities	10,188	—
Net cash provided by operating activities	5,894,746	3,328,190

Cash flows from investing activities
Business acquired, net of cash received	(8,781,091)	—
Capital expenditures	(510,403)	(261,530)
Proceeds from the sale of property and equipment	1,259	—
Net cash used in investing activities	(9,290,235)	(261,530)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Thirty-nine Week Periods ended September 27, 2015 and September 28, 2014

	2015	2014

Cash flows from financing activities
Net borrowings under line of credit	4,850,000	178,529
Proceeds from issuance of long-term debt	15,000,000	—
Principal payments on long-term debt	(17,187,500)	(1,698,194)
Payments on other long-term liabilities	—	(500,000)
Payments of dividends	(4,645,751)	—
Net proceeds from issuance of common stock	7,025,382	—
Contingent consideration paid	(854,454)	(995,457)
Other	—	(6,746)
Deferred financing costs	(727,356)	(44,792)
Net cash provided by (used in) financing activities	3,460,321	(3,066,660)
Net change in cash	64,832	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$64,832	$—

Supplemental cash flow information:
Cash paid for interest	$1,144,221	$1,878,623
Cash paid for taxes, net of refunds	$1,947,636	$149,961
Non-cash transactions:
Prepaid offering costs	$—	$87,163
Contingent consideration paid through relief of accounts receivable	$—	$596,079
Dividends declared	$3,656,029	$—
Retirement of put options	$1,466,326	$—
Leasehold improvements funded by landlord incentives	$321,450	$—

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

The Commercial segment provides temporary workers primarily to distributions and logistics costumers needing a flexible workforce.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, via property management companies responsible for the apartment communities day to day operations.

The Professional Staffing segment provides temporary workers for IT customer projects and finance and accounting demands.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 28, 2014, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 27, 2015 and December 28, 2014, and include the thirteen and thirty-nine week periods ended September 27, 2015 and September 28, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse customer base and their dispersion across many different industries and geographic locations nation-wide. No single customer accounted for more than 10% of the Company’s revenue or accounts receivable for the thirty-nine week periods ended September 27, 2015 and September 28, 2014. Geographic revenue in excess of 10% of the Company's consolidated revenue was generated in the following areas:

	Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014
North Carolina	12%	14%
Rhode Island	19%	22%
Texas	43%	32%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

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

The allowance for doubtful accounts consists of the following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Allowance at beginning of the period	$812,964	$518,518	$748,187	$439,886
Provision for doubtful accounts	146,291	136,066	371,953	312,333
Amounts written off, net of recoveries	(219,395)	(136,066)	(380,280)	(233,701)
Allowance at end of the period	$739,860	$518,518	$739,860	$518,518

Deferred Financing Charges

Deferred financing charges are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans payable. During the thirteen week periods ended September 27, 2015 and September 28, 2014, the Company recognized $42,441 and $40,265, respectively, of amortization expense as a component of interest expense related to deferred financing charges. During the thirty-nine week periods ended September 27, 2015 and September 28, 2014, the Company recognized $129,141 and $133,038, respectively of amortization expense as a component of interest expense related to deferred financing charges.

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $735,053 and $564,331 at September 27, 2015 and December 28, 2014, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The Company holds intangible assets with indefinite and finite lives. Intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to five years, based on a pattern in which the economic benefit of the respective intangible asset is realized.

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

Revenue Recognition

The Company derives its revenues from three segments: commercial, multifamily and professional staffing. The Company provides temporary and consultant staffing and permanent placement services. Revenues as presented on the Unaudited Consolidated Statements of Operations represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

The Company and its customers enter into agreements that outline the general terms and conditions of the staffing arrangement. Revenue is recognized as services are performed and associated costs have been incurred. The Company records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified workers, (ii) has the discretion to select the workers and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers.

Temporary and consultant staffing revenues - Temporary and consultant staffing revenues are recognized when the services are rendered by the Company’s temporary workers or consultants. The Company assumes the risk of acceptability of its workers to its customers.

Permanent placement staffing revenues - Permanent placement staffing revenues are recognized when employment candidates accept offers of permanent employment. The Company estimates the effect of permanent placement candidates who do not remain with its customers through the guarantee period (generally 90 days) based on historical experience. Allowances are established to estimate these losses. Fees to customers are generally calculated as a percentage of the new worker’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Share-Based Compensation

The Company recognizes compensation expense in selling, general and administrative expenses over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

Earnings Per Share

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Weighted-average number of common shares outstanding:	7,359,632	5,608,301	6,978,309	5,602,160
Effect of dilutive securities:
Stock options	181,810	74,612	181,810	—
Warrants	21,399	69,401	21,399	—
Dilutive potential common shares	7,573,530	5,752,314	7,181,518	5,602,160

Excluded from dilutive weighted-average shares outstanding:
Stock options	21,042	51,042	21,042	383,892
Warrants	—	87,900	77,970	143,771
Antidilutive	21,042	138,942	99,012	527,663

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment.

When appropriate, we record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results.

The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Income tax expense attributable to income from operations for 2015 differed from the amount computed by the applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes.

Income tax expense attributable to income from operations for 2014 differed from the amount computed by the applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes, and permanent differences related to extinguishment of debt, share-based compensation and the fair value put option adjustment.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

financial statements that have not been issued. The Company does not anticipate the adoption of ASU 2015-16 will have a material impact on the Company's financial condition or results of operations.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which adds comments from the SEC addressing ASU 2015-03, as discussed below, and debt issuance costs related to line-of-credit arrangements. The SEC commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not anticipate the adoption of ASU 2015-15 will have a material impact on the Company's financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not anticipate the adoption of ASU 2015-03 will have a material impact on the Company's financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (ASU 2014-9), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In July 2015, the effective date was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The Company is currently evaluating the impact of our pending adoption of ASU 2014-9 on the Company's consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

NOTE 3 - ACQUISITIONS

D&W Talent, LLC

On February 23, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC (“D&W”) for an initial cash consideration paid of $8.5 million and contingent consideration of up to $3.5 million based on the performance of D&W for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $2.0 million based on a discounted cash flow analysis. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. If actual working capital were greater than the target working capital, the Company would pay additional consideration in the amount of the difference. If actual working capital were less than target working capital, D&W would pay the Company the amount of the difference. On June 26, 2015, the Company paid an additional $281,091 for the working capital adjustment. The Company incurred costs of $272,687 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of D&W operations from the date of acquisition. D&W operations contributed approximately $6.0 million and $13.8 million of revenue for the thirteen and thirty-nine weeks period ended September 27, 2015, respectively. The assets acquired from D&W were assigned to the Professional Staffing segment. The acquisition of D&W allows the Company to strengthen and expand its professional operations through finance and accounting personnel.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the latest preliminary allocation of purchase price as of the date of acquisition. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$2,463,724
Property and equipment	22,100
Prepaid expenses and other current assets	3,299
Intangible assets	8,254,000
Goodwill	684,890
Liabilities assumed	(611,108)
Total net assets acquired	$10,816,905

Cash	$8,781,091
Fair value of contingent consideration	2,035,814
Total fair value of consideration transferred for acquired business	$10,816,905

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$250,000	5 years
Trade name	4,508,000	Indefinite
Customer list	3,496,000	5 years
Total	$8,254,000

The Company estimates that the revenues and net income (loss) for the periods below that would have been reported if the D&W acquisition had taken place on the first day of Fiscal 2014 would be as follows (dollars in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenues	$60,171	$53,438	$153,890	$142,099
Net income (loss)	$2,215	$716	$4,027	$(455)
Income per share:
Basic	$0.30	$0.13	$0.58	$(0.08)
Diluted	$0.29	$0.12	$0.56	$(0.08)

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $22,255,670 and $18,753,742 at September 27, 2015 and December 28, 2014, respectively.

In May 2014, due to a remarketing launch, the Company identified remaining name recognition and distinctiveness in its Extrinsic and American Partners trade names and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At September 27, 2015 and December 28, 2014, these trade names have a remaining unamortized value of $2,537,566. For the thirty-nine week period ended September 27, 2015, the increase in amortization expense associated with this change would have been $595,500 and the decrease in basic and diluted net income per share associated with this change would have been approximately $0.09 and $0.08 per share, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Gross intangible assets increased in the thirty-nine weeks ended September 27, 2015 due to the D&W acquisition (See Note 3 for details). Total amortization expense for the thirteen week periods ended September 27, 2015 and September 28, 2014 was $1,197,449 and $1,004,598, respectively. Total amortization expense for the thirty-nine week periods ended September 27, 2015 and September 28, 2014 was $3,501,928 and $3,455,141, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at:

	September 27, 2015	December 28, 2014
Temporary worker payable	$4,103,077	$3,014,315
Accrued bonuses and commissions	1,101,356	503,024
Payroll and payroll related	5,054,121	2,949,958
Other	40,759	660,038
	$10,299,313	$7,127,335

NOTE 6 - DEBT

On August 21, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with Texas Capital Bank, National Association (“TCB”). The Credit Agreement provides for a revolving credit facility maturing August 21, 2019 (the “Revolving Facility”) permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $25.0 million, and is secured by all assets of the Company.

The Company also entered into a senior subordinated credit agreement (the “Senior Subordinated Credit Agreement”) with Patriot Capital III SBIC, L.P. and Patriot Capital III, L.P. (together, “PC Subordinated Debt”), pursuant to which the foregoing lenders made term loans of $14,250,000 and $750,000, respectively, with a maturity date of February 21, 2020, and is secured by all assets of the Company.

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility described below, as amended and $438,507 was recorded as a loss on extinguishment of debt in the third quarter 2015.

The Company entered into a senior credit facility effective May 24, 2010, as amended with Fifth Third Bank. On January 29, 2014, the Company entered into an amendment with its lenders under the senior credit facility, which provided for a revolving line of credit (“Revolver”) of $20.0 million, increased the original principal amount of the term loan facility (“Term Loan A”) from $7.1 million to $11.3 million and added $8.0 million of subordinated debt (“Term Loan B”). Borrowings under the Revolver and Term Loan A were partially used to repay certain senior subordinated loans (“Subordinated Loans”) described below and $986,835 was recorded as a loss on extinguishment of related party debt in the first quarter of 2014.

On December 12, 2014, the Company executed an amendment to the senior credit facility that removed the limitation on the Company to pay dividends while the Term Loan B was outstanding. In connection with the acquisition of the assets of D&W (see Note 3) on February 23, 2015, the Company entered into an amendment with its lenders under senior credit facility to add BGFA as an additional borrower under the agreement and increased the borrowing base amount from 80% to 85% of eligible receivables.

The Company had Subordinated Loans with two private lenders that also held equity interests of the Company, and therefore, were related parties. The full amount of the Subordinated Loans was repaid on January 29, 2014 through additional borrowings on the senior credit facility with Fifth Third Bank.

At September 27, 2015, $9.8 million was outstanding on the Revolving Facility with TCB. Borrowings under the Revolving Facility bear interest equal to (i) Base Rate plus 0.05% (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) or (ii) LIBOR plus 3.25%.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Revolving Facility bore interest as follows at September 27, 2015:

$750,000	Base Rate	3.75%
$3,000,000	LIBOR	3.46%
$3,000,000	LIBOR	3.52%
$3,000,000	LIBOR	3.59%

Additionally, the Company pays a unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

At December 28, 2014, $4.9 million was outstanding on the Revolver with Fifth Third Bank. Borrowings under the Revolver, bore interest at the 30-day LIBOR plus a margin that ranged from 3.00% to 3.75%.

The Credit Agreement and the Senior Subordinated Credit Agreement contain customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreement); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service coverage ratio, minimum current ratio and ratio of funded indebtedness to EBITDA. As of September 27, 2015, the Company was in compliance with these covenants.

NOTE 7 - FAIR VALUE MEASUREMENTS

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and other current assets and liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt at September 27, 2015 and December 28, 2014 approximated the carrying value as the debt bears market rates of interest. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

Level 1 measurements consist of unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 measurements include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 3 measurements include significant unobservable inputs.

In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC (collectively, "InStaff") on May 28, 2013, the Company granted a put option to certain holders of equity in BG Staffing, Inc. which is carried at fair market value in other long-term liabilities on the unaudited consolidated balance sheets. The fair value of the put option was $964,129 and $2,497,014 at September 27, 2015 and December 28, 2014, respectively. The decrease is partially the result of the sale of 133,741 shares that contained the put right to third parties which caused the put rights on those shares to expire. The put option liability is revalued at each balance sheet date at the greater of an adjusted earning before income taxes, depreciation and amortization (“EBITDA”) method or the fair market value based on the closing share price. Changes in fair value are recorded as non-cash, non-operating income (expense) in the Company’s consolidated statements of operations. The liability was transferred from Level 3 to Level 2 during the thirteen week period ended September 27, 2015 due to an increased active market. The liability calculation of fair market value was based on the closing price of the Company's stock on September 27, 2015. There were no substantive changes to the valuation techniques and related inputs used to measure fair value during the thirty-nine week period ended September 27, 2015.

In October 2015, the remaining shares were sold that contained the put right to a third party which caused the put rights on those shares to expire.

NOTE 8 - CONTINGENCIES

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of the loss can be made. While uncertainties are inherent in the final outcome of such

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

matters, the Company believes that there are no pending proceedings in which the Company is currently involved that will have a material effect on its consolidated financial position, consolidated results of operations or consolidated cash flow.

NOTE 9 – EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

On May 6, 2015, the Company issued and sold 636,500 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price of $7,001,500 in cash. The purchase price was $11.00 per share, which constituted approximately 9.6% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Securities Purchase Agreement. In connection with the closing, the Company incurred $667,256 in offering costs, which included a commission of $420,090 paid to Taglich Brothers, Inc. the placement agent.

NOTE 10 – SHARE-BASED COMPENSATION

Stock Issued

For the thirty-nine week period ended September 28, 2014, the Company recognized $65,120 of compensation costs related to a 2014 stock issuance.

Stock Options

For the thirteen week periods ended September 27, 2015 and September 28, 2014, the Company recognized $48,564 and $78,859 of compensation cost related to stock awards, respectively. For the thirty-nine week periods ended September 27, 2015 and September 28, 2014, the Company recognized $225,039 and $961,747 of compensation cost related to stock awards, respectively. Unamortized stock compensation expense as of September 27, 2015 amounted to $644,485 which is expected to be recognized over the next 3.0 years.

The following assumptions were used to estimate the fair value of share options granted for the thirty-nine week periods ended:

	September 27, 2015		September 28, 2014
Weighted-average fair value of options	$2.61		$2.84
Weighted-average risk-free interest rate	1.0%		1.0%
Dividend yield	8.4%		—%
Weighted-average volatility factor	47.0%		49.0%
Weighted-average expected life	5.7	yrs	5.6	yrs

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 29, 2013	—	$—	$—
Granted	596,363	$6.51	$3,268
Exercised	(5,000)	$6.25	$(29)
Options outstanding at September 28, 2014	591,363	$6.52	$3,235

Options exercisable at September 28, 2014	303,263	$6.70	$1,604

Options outstanding at December 28, 2014	585,466	$6.52	$3,204
Granted	179,000	$11.00	$294
Exercised	(48,800)	$6.48	$(258)
Forfeited	(45,000)	$6.25	$(279)
Options outstanding at September 27, 2015	670,666	$7.73	$3,343

Options exercisable at September 27, 2015	358,266	$7.01	$2,015

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

Warrant Activity

For the thirteen week periods ended September 27, 2015 and September 28, 2014, the Company recognized $1 and $12,624 of compensation cost related to warrants, respectively. For the thirty-nine week periods ended September 27, 2015 and September 28, 2014, the Company recognized $6,524 and $91,262 of compensation cost related to warrants, respectively. There was no unamortized stock compensation expense to be recognized as of September 27, 2015.

The following assumptions were used to estimate the fair value of warrants for the thirty-nine week periods ended:

	September 27, 2015		September 28, 2014
Weighted-average fair value of warrants	$1.62		$1.76
Weighted-average risk-free interest rate	0.5%		0.1%
Dividend yield	8.2%		—%
Weighted-average volatility factor	49.0%		49.0%
Weighted-average expected life	2.5	yrs	2.4	yrs

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 29, 2013	224,205	$7.08	$1,126
Granted	25,000	$10.00	$50
Exercised	(799)	$4.51	$(6)
Warrants outstanding at September 28, 2014	248,406	$7.38	$1,145

Warrants exercisable at September 28, 2014	223,406	$7.09	$1,095

Warrants outstanding at December 28, 2014	326,822	$8.04	$1,226
Granted	77,970	$11.85	$62
Exercised	(96,029)	$4.58	$(755)
Forfeited	(168,443)	$10.85	$(105)
Warrants outstanding at September 27, 2015	140,320	$10.03	$366

Warrants exercisable at September 27, 2015	62,350	$7.75	$305

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount optionees would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

In connection with a public offering of the Company's common stock that closed in May 2015, the terms of warrants issued in December 2014 during a private placement were amended to decrease the aggregate number of shares issuable upon exercise of the private placement to 77,970, increase the exercise price to $11.85 per share, and to provide that the warrants can be exercised during the period commencing six months after the commencement of sales in the offering and expiring on the fifth anniversary of the commencement of sales in the offering and that the holders will not be entitled to registration rights.

NOTE 11 - RELATED PARTY TRANSACTIONS

Through ownership of the common stock of BG Staffing, Inc., the Company is affiliated with multiple investors. Two of these investors were private lenders that also held the Subordinated Loans (see Note 6), which were repaid on January 29, 2014 and $986,835 was recorded as a loss on extinguishment of related party debt.

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $69,405 and $60,111 to the 401(k) Plan in the thirteen week periods ended September 27, 2015 and September 28, 2014, respectively. The Company contributed $187,856 and $159,518 to the 401(k) Plan in the thirty-nine week periods ended September 27, 2015 and September 28, 2014, respectively.

NOTE 13 - BUSINESS SEGMENTS

The Company operates within three industry segments: Commercial, Multifamily and Professional Staffing. The Commercial segment provides temporary workers primarily to distribution and logistics customers needing a flexible workforce. The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, via property management companies responsible for the apartment communities day to day operations. The Professional Staffing segment provides temporary workers for IT customer projects and finance and accounting demands. The Company provides services through 40 offices in 15 states to customers primarily within the United States of America.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue:
Commercial	$23,927,189	$21,419,076	$62,354,584	$59,853,064
Multifamily	14,073,077	11,602,845	31,743,075	25,967,611
Professional Staffing	22,170,557	14,985,689	56,738,701	44,054,511
Total	$60,170,823	$48,007,610	$150,836,360	$129,875,186

Depreciation:
Commercial	$23,460	$19,756	$68,608	$55,364
Multifamily	8,342	(20,393)	36,745	18,245
Professional Staffing	19,100	7,730	43,309	16,115
Corporate	45,786	41,613	83,824	41,612
Total	$96,688	$48,706	$232,486	$131,336

Amortization:
Commercial	$159,041	$197,189	$540,703	$768,249
Multifamily	37,708	37,708	113,125	113,125
Professional Staffing	1,000,700	769,701	2,848,100	2,573,767
Corporate	—	—	—	—
Total	$1,197,449	$1,004,598	$3,501,928	$3,455,141

Operating income:
Commercial	$1,592,570	$1,173,812	$3,658,154	$3,070,475
Multifamily	2,405,266	1,704,319	4,731,719	3,152,583
Professional Staffing	2,041,230	866,703	3,918,553	1,812,638
Corporate	(1,181,137)	(1,035,192)	(3,909,783)	(3,846,842)
Total	$4,857,929	$2,709,642	$8,398,643	$4,188,854

Capital expenditures:
Commercial	$30,541	$14,300	$136,672	$64,826
Multifamily	15,219	7,911	73,779	19,274
Professional Staffing	88,572	41,347	142,590	83,501
Corporate	16,075	30,991	157,362	93,929
Total	$150,407	$94,549	$510,403	$261,530

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 27, 2015	December 28, 2014
Total Assets:
Commercial	$20,275,954	$19,810,747
Multifamily	8,522,420	6,072,296
Professional Staffing	30,270,499	18,810,198
Corporate	9,192,376	9,079,327
Total	$68,261,249	$53,772,568

NOTE 14 - SUBSEQUENT EVENTS

Vision Technology Services

On September 28, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM (collectively, “VTS”) for an initial cash consideration paid of $10.0 million and contingent earn-out consideration of up to $10.8 million based on the performance of the acquired business for the three years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. If actual working capital is greater than the target working capital, the Company will pay additional consideration in the amount of the difference. If actual working capital is less than target working capital, VTS will pay the Company the amount of the difference.

The net assets acquired from the acquired business were assigned to the Professional Staffing segment. The acquisition of the assets of VTS allows the Company to strengthen and expand its IT operations through mid-Atlantic region and selected markets across the country with talent and project management services. As the transaction was recently completed, the initial accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, has not been completed.

Unaudited revenues of VTS for the periods indicated are presented below (in thousands):

	Thirty-nine Weeks Ended	Nine Months Ended
	September 27, 2015	September 30, 2014
Revenues	$25,226	$25,353

Dividend

On October 27, 2015, the Company's board of directors declared a quarterly cash dividend in the amount of $0.25 per share of common stock to be paid on November 20, 2015 to all shareholders of record as of the close of business on November 9, 2015.

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

Overview

We are a provider of temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015 and VTS in October 2015. We operate within three industry segments: Commercial, Multifamily and Professional Staffing. We provide services to customers primarily within the United States of America.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of net sales, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(dollars in thousands)
Revenues	$60,171	$48,008	$150,836	$129,875
Cost of services	46,315	38,022	117,774	103,713
Gross profit	13,856	9,986	33,062	26,162
Selling, general and administrative expenses	7,703	6,223	20,929	18,386
Depreciation and amortization	1,294	1,053	3,734	3,586
Operating income	4,859	2,710	8,399	4,190
Loss on extinguishment of debt	(439)	—	(439)	—
Loss on extinguishment of related party debt	—	—	—	(987)
Interest expense, net	(661)	(634)	(1,751)	(2,068)
Change in fair value of put option	(103)	(955)	67	(1,181)
Income (loss) before income tax	3,656	1,121	6,276	(46)
Income tax expense	1,441	756	2,435	872
Net income (loss)	$2,215	$365	$3,841	$(918)

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	77.0%	79.2%	78.1%	79.9%
Gross profit	23.0%	20.8%	21.9%	20.1%
Selling, general and administrative expenses	12.8%	13.0%	13.9%	14.2%
Depreciation and amortization	2.2%	2.2%	2.5%	2.8%
Operating income	8.1%	5.6%	5.6%	3.2%
Loss on extinguishment of debt	(0.7)%	—%	(0.3)%	—%
Loss on extinguishment of related party debt	—%	—%	—%	(0.8)%
Interest expense, net	(1.1)%	(1.3)%	(1.2)%	(1.6)%
Change in fair value of put option	(0.2)%	(2.0)%	—%	(0.9)%
Income (loss) before income tax	6.1%	2.3%	4.2%	—%
Income tax expense	2.4%	1.6%	1.6%	0.7%
Net income (loss)	3.7%	0.8%	2.5%	(0.7)%

Thirteen Week Fiscal Period Ended September 27, 2015 (Fiscal Quarter 2015) Compared with Thirteen Week Fiscal Period Ended September 28, 2014 (Fiscal Quarter 2014)

Revenues:	Thirteen Weeks Ended
	September 27, 2015		September 28, 2014
	(dollars in thousands)
Revenues by segment:
Commercial	$23,927	39.8%	$21,419	44.6%
Multifamily	14,073	23.4%	11,603	24.2%
Professional Staffing	22,171	36.8%	14,986	31.2%
Total Revenues	$60,171	100.0%	$48,008	100.0%

Commercial Revenues: Commercial revenues have increased approximately $2.5 million (11.7%), primarily from branches in Texas. The increase was due to a 2.8% increase in billed hours, primarily overtime premium, and a 9.0% increase in average bill rate.

Multifamily Revenues: Multifamily revenues increased approximately $2.5 million (21.3%), due to our continued focus on expansion outside of the state of Texas. Revenue from branches outside of Texas accounted for approximately $1.8 million of the increase and revenue from branches in Texas increased approximately $0.7 million. The increase was primarily due to a 16.3% increase in billed hours and a 4.1% increase in average bill rate.

Professional Staffing Revenues: Professional Staffing revenues increased approximately $7.2 million (47.9%), primarily from the D&W acquisition, which contributed approximately $6.0 million in revenues. The increase in the remaining segment was due to a 13.4% increase in billed hours from organic growth offset by a 2.4% decrease in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 27, 2015		September 28, 2014
	(dollars in thousands)
Gross Profit by segment:
Commercial	$3,440	24.8%	$2,756	27.6%
Multifamily	4,988	36.0%	3,946	39.5%
Professional Staffing	5,428	39.2%	3,284	32.9%
Total Gross Profit	$13,856	100.0%	$9,986	100.0%

	Thirteen Weeks Ended
	September 27, 2015	September 28, 2014
Gross Profit Percentage by segment:
Commercial	14.4%	12.9%
Multifamily	35.4%	34.0%
Professional Staffing	24.5%	21.9%
Company Gross Profit Percentage	23.0%	20.8%

Overall, our gross profit has increased approximately $3.9 million (38.8%) due primarily to the D&W acquisition ($2.0 million) and increased revenues in the other segments. As a percentage of revenue, gross profit has increased to 23.0% from 20.8% primarily due to higher revenues in our Multifamily and Professional Staffing segments.

We determine spread as the difference between average bill rate and average pay rate.

Commercial Gross Profit: Commercial gross profit increased approximately $0.6 million (24.8%) due to increased revenue. The increase in gross profit percentage of 1.5% is primarily due to a 10.5% increase in average spread.

Multifamily Gross Profit: Multifamily gross profit increased approximately $1.1 million (26.4%) due to an increase in revenue. The increase in gross profit percentage of 1.4% was due primarily to 7.7% increase in average spread.

Professional Staffing Gross Profit: Professional Staffing gross profit increased approximately $2.1 million (65.3%) due primarily to the D&W acquisition. The increase in gross profit percentage of 2.6% was due primarily to the addition of D&W with a higher gross profit percentage.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $1.5 million (24.2%) primarily due to the D&W acquisition, increased commissions and bonuses, and other cost increases due to our growth.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.2 million (18.2%). The increase in depreciation and amortization is primarily due to Professional Staffing segment intangible assets acquired in the D&W acquisition in March 2015.

 Interest Expense, net: Interest expense, net increased approximately $0.1 million (16.7%).

Income Taxes: We had an income tax expense of approximately $1.4 million in Fiscal Quarter 2015 compared with approximately $0.8 million in Fiscal Quarter 2014. The increase in income taxes is primarily due to an increase in taxable income.

Thirty-nine Week Fiscal Period Ended September 27, 2015 (YTD 2015) Compared with Thirty-nine Week Fiscal Period Ended September 28, 2014 (YTD 2014)

Revenues:	Thirty-nine Weeks Ended
	September 27, 2015		September 28, 2014
	(dollars in thousands)
Revenues by segment:
Commercial	$62,354	41.4%	$59,853	46.1%
Multifamily	31,743	21.0%	25,968	20.0%
Professional Staffing	56,739	37.6%	44,054	33.9%
Total Revenues	$150,836	100.0%	$129,875	100.0%

Commercial Revenues: Commercial revenues have increased approximately $2.5 million (4.2%) primarily from branches in Texas. The increase was due to a 17.0% increase in billed hours, primarily overtime premium, and a 5.4% increase in average bill rate.

Multifamily Revenues: Multifamily revenues increased approximately $5.7 million (22.2%) due to our continued focus on expansion outside of the state of Texas. Revenue from branches outside of Texas accounted for approximately $3.5 million of the increase and revenue from branches in Texas increased approximately $2.3 million. The increase was due to a 17.0% increase in billed hours and a 4.1% increase in average bill rate.

Professional Staffing Revenues: Professional Staffing revenues increased approximately $12.6 million (28.8%) primarily from the D&W acquisition, which contributed approximately $13.8 million of new revenues. The decrease in the remaining segment was due to a 1.6% decrease in billed hours and a 0.1% decrease in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 27, 2015		September 28, 2014
	(dollars in thousands)
Gross Profit by segment:
Commercial	$8,826	26.7%	$7,872	30.1%
Multifamily	11,213	33.9%	8,672	33.1%
Professional Staffing	13,023	39.4%	9,619	36.8%
Total Gross Profit	$33,062	100.0%	$26,163	100.0%

	Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014
Gross Profit Percentage by segment:
Commercial	14.2%	13.2%
Multifamily	35.3%	33.4%
Professional Staffing	23.0%	21.8%
Company Gross Profit Percentage	21.9%	20.1%

Overall, our gross profit has increased approximately $6.9 million (26.4%) due primarily the D&W acquisition ($4.1 million)and increased revenues in the other segments. As a percentage of revenue, gross profit has increased to 21.9% from 20.1% primarily due to higher revenues in our Multifamily and Professional Staffing segments.

Commercial Gross Profit: Commercial gross profit increased approximately $0.9 million (12.1%) due to increased revenue. The increase in gross profit percentage of 1.0% is primarily due to a 5.9% increase in average spread.

Multifamily Gross Profit: Multifamily gross profit increased approximately $2.5 million (29.3%) mainly due to an increase in revenue. The increase in gross profit percentage of 1.9% was due primarily to 7.9% increase in average spread.

Professional Staffing Gross Profit: Professional Staffing gross profit increased approximately $3.4 million (35.4%) due primarily to the D&W acquisition. The increase in gross profit percentage of 1.2% was due primarily to the addition of D&W with a higher gross profit percentage.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.5 million (13.6%) primarily due to the D&W acquisition, increased commissions and bonuses, and other costs associated with our growth.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (2.8%). The increase in depreciation and amortization is primarily due to Professional Staffing segment intangible assets acquired in the D&W acquisition in March 2015.

Interest Expense, net: Interest expense, net decreased approximately $0.3 million (14.3%).

Income Taxes: We had an income tax expense of approximately $2.4 million in YTD 2015, compared with approximately $0.9 million in YTD 2014. The increase in income taxes is primarily due to an increase in taxable income.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, certain financial covenants in our credit facilities are based on this measure.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, loss on early extinguishment of related party debt and other non-cash expenses such as the put option adjustment and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(dollars in thousands)
Net income (loss)	$2,215	$365	$3,841	$(918)
Interest expense, net	661	634	1,751	2,068
Income tax expense	1,441	756	2,435	872
Depreciation and amortization	1,294	1,053	3,734	3,586
Loss on extinguishment of debt	439	—	439	—
Loss on extinguishment of related party debt	—	—	—	987
Share-based compensation	49	91	232	1,118
Put option adjustment	103	955	(67)	1,181
Adjusted EBITDA	$6,202	$3,854	$12,365	$8,894

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our Revolving Facility. Our primary uses of cash are payments to temporary workers, operating expenses, capital expenditures, debt service, cash taxes, dividends and contingent liability payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt. At September 27, 2015 we were in compliance with all debt covenants.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
	September 27, 2015	September 28, 2014
	(dollars in thousands)
Net cash provided by operating activities	$5,895	$3,328
Net cash used in investing activities	(9,290)	(262)
Net cash provided by (used in) financing activities	3,460	(3,066)
Net change in cash and cash equivalents	$65	$—

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, loss on extinguishment of related party debt, stock compensation expense, changes in deferred income taxes, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accounts payable, accrued expenses and accrued taxes.

During the thirty-nine week period ended September 27, 2015, net cash provided by operating activities was $5.9 million compared with $3.3 million for the corresponding period in 2014. This increase is primarily attributable to higher operating earnings and timing of certain contractor payables, offset by the timing of payments on accounts receivables.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In the thirty-nine week period ended September 27, 2015, we paid $8.8 million in connection with the D&W acquisition in March 2015, and we made capital expenditures of $0.5 million mainly related to computer equipment purchased in the ordinary course of business and furniture and fixtures related to the new corporate offices. In the thirty-nine week period ended September 28, 2014, we made capital expenditures of approximately $0.3 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our senior credit facility, payment of other long-term obligations and contingent consideration paid.

For the thirty-nine weeks ended September 27, 2015, we increased our borrowings on our revolving line of credit by $4.9 million, received proceeds from issuance of common stock of $7.0 million. We paid $4.6 million in cash dividends on our common stock, decreased our net debt by $2.2 million, paid $0.9 million of contingent consideration primarily related to the June 2013 acquisition of InStaff and the December 2012 acquisition of the American Partners division and incurred $0.7 million of deferred financing costs on the new debt agreement.

For the thirty-nine weeks ended September 28, 2014, we decreased our long-term debt and other long-term liabilities by $2.2 million using excess cash flows from operations and we paid $1.0 million of contingent consideration primarily related to the June 2013 InStaff acquisition and the December 2012 acquisition of the American Partners division.

Credit Agreement

On August 21, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with Texas Capital Bank, National Association (“TCB”). The Credit Agreement provides for a revolving credit facility maturing August 21, 2019 (the “Revolving Facility”) permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $25.0 million, and is secured by all assets of the Company.

The Company also entered into a senior subordinated credit agreement (the “Senior Subordinated Credit Agreement”) with Patriot Capital III SBIC, L.P. and Patriot Capital III, L.P. (together, “PC Subordinated Debt”), pursuant to which the forgoing lender made term loans of $14,250,000 and $750,000, respectively, with a maturity date of February 21, 2020, and is secured by all assets of the Company.

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility and $438,507 was recorded as a loss on extinguishment of debt in the third quarter 2015.

Borrowings under the Revolving Facility bear interest equal to (i) Base Rate plus 0.05% (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) or (ii) LIBOR plus 3.25%. Additionally, the Company pays a unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

The Credit Agreement and the Senior Subordinated Credit Agreement contain customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for Permitted Distributions); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service ratio, minimum current ratio and funded indebtedness to EBITDA. As of September 27, 2015, the Company was in compliance with these covenants.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements”. Please also refer to our annual report on Form 10-K for the year ended December 28, 2014 filed with the SEC on March 3, 2015 for a more detailed discussion of our critical accounting policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 28, 2014.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay the adoption of new or revised accounting pronouncements applicable to public and private companies until such pronouncements become mandatory for private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public and private companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions we enter into in the normal course of business. Our primary market risk exposure relates to interest rate risk.

Interest Rates

Our revolving credit facility provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for an adverse impact on future earnings and cash flows.

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

Changes in Internal Controls Over Financial Reporting

For the quarter ended September 27, 2015, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the year ended December 28, 2014.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 28, 2014 (our “2014 Form 10-K”), and filed with the SEC on March 3, 2015. There have been no material changes from the risk factors as previously disclosed in our 2014 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2014 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2015, the holders exercised warrants in a cashless manner resulting in the issuance and sale of 96,029 shares of our common stock. The warrants had exercise prices of $11.85 per share and $4.51 per share.  The shares sold were sold in reliance upon the registration exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1
ASSET PURCHASE AGREEMENT dated, as of September 28, 2015, by and between BG STAFFING, LLC, as Buyer, VISION TECHNOLOGY SERVICES, INC., VISION TECHNOLOGY SERVICES, LLC and VTS-VM, LLC, collectively, as Sellers, and M. SCOTT CERASOLI AND ROBERT TROSKA, collectively, as the Selling Persons (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2015)

10.1
Credit Agreement, dated as of August 21, 2015, among BG Staffing, Inc., as borrower, the lenders from time to time party thereto, and Texas Capital Bank, National Association, as administrative agent, swing line lender, sole lead arranger, and sole book runner (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 25, 2015)

10.2
Senior Subordinated Credit Agreement, dated as of August 21, 2015, among BG Staffing, Inc., as borrower, the lenders from time to time party thereto, and Patriot Capital III SBIC, L.P., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 25, 2015)

10.3	Form of Indemnification Agreement for director and executive officers of BG Staffing, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2014)

10.4*	Separation Agreement, dated as of August 24, 2015, between BG Staffing, Inc., the Company, and Michael A. Rutledge

10.5*	Amendment to Separation Agreement, dated as of August 28, 2015, between BG Staffing, Inc. and Michael A. Rutledge

10.6*	Employment Agreement, entered into October 27, 2015 to be effective as of August 24, 2015, between BG Staffing, Inc., the Company, and Dan Hollenbach

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

BG STAFFING, INC.

/s/ L. Allen Baker, Jr.
Name:	L. Allen Baker, Jr.
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dan Hollenbach
Name:	Dan Hollenbach
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: November 2, 2015