Form 10-K
period 2015-12-27
BG Staffing, Inc.
filed 2016-03-07
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 001-36704
BG STAFFING, INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________

Delaware	26-0656684
(State of Incorporation)	(I.R.S. Employer Identification Number)

5850 Granite Parkway, Suite 730, Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 26, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $67,392,000 (based on the closing sale price of the Registrant's common stock on such date as reported on the NYSE MKT).

As of March 7, 2016, there were 7,387,955 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of BG Staffing, Inc. are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to our future financial or operating performance, future plans and objectives, competitive positioning, requirements for additional capital, government regulation of operations and the timing and possible outcome of litigation and regulatory matters. All statements other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K that address activities, events or developments that we, or our subsidiaries, expect or anticipate may occur in the future are forward-looking statements. Often, but not always, forward-looking statements can be identified by use of forward-looking words such as "aim," "potential," “may,” “could,” “would,” “might,” “will,” “expect,” “intend,” “plan,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “future” or “continue” or the negative thereof or similar variations. Forward-looking statements are based on certain assumptions and analyses made by us, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Readers are cautioned not to put undue reliance on such forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and known and unknown risks, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among other things, general business, economic, competitive, political and social uncertainties, the actual results of current operations, industry conditions, intellectual property and other proprietary rights, liabilities inherent in our industry, accidents, labor disputes, delays in obtaining regulatory approvals or financing and general market factors, including interest rates, equity markets, business competition, changes in government regulations. Additional risks and uncertainties include, but are not limited to, those listed under “Item 1A. Risk Factors.”

Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in the forward looking statements, there may be other factors that cause results to differ from those anticipated. Forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of the Annual Report on Form 10-K and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, results or otherwise, except as required by applicable securities laws.

Part I
ITEM 1. BUSINESS.

Overview and History
BG Staffing, Inc. (“BG Staffing”, “we”, or the “Company”) is a leading national provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services, Inc., BG Personnel, LP, and BG Finance and Accounting, Inc., within the U.S. in three industry segments: Commercial, Multifamily, and Professional. We provide temporary workers to a variety of customers that are seeking to match their workforce requirements to their business needs. Our customers operate across a diverse set of industries.
We employ a diverse operating model, both from a skill set and a geographic standpoint, which we believe mitigates revenue risk.
Our temporary staffing services consist of on-demand or short-term staffing assignments, contract staffing, and on-site management administration. Short-term staffing services assist employers in dealing with employee demands caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent employees. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term staffing services allows companies to utilize the “just-in-time” approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.
Our contract staffing services place temporary employees with customers for time-periods of more than three months or for an indefinite time period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the workforce for a large project.
In an on-site management arrangement, we place an experienced manager on-site at a customer’s place of business. The manager is responsible for conducting all recruiting, employee screening, interviewing, drug testing, hiring and employee placement functions at the customer’s facility for a long-term or indefinite period.
Management believes that the staffing industry and the employees performing these temporary staffing functions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.
BG Staffing, Inc. is the successor by conversion to LTN Staffing, LLC, a Delaware limited liability company that was formed on August 27, 2007. LTN Staffing, LLC converted into a Delaware corporation, BG Staffing, Inc., following the merger of LTN Acquisition, LLC (the former parent of LTN Staffing, LLC) with and into LTN Staffing, LLC. The conversion was completed on November 3, 2013.
We commenced operations on October 17, 2007 and since 2009 new leadership has led an on-going growth and diversification initiative. Since 2010, we have acquired and successfully integrated seven businesses:

•
In June 2010, we purchased the interests of BG Personnel Services, LP and BG Personnel, LP, and purchased the common stock of B G Staff Services, Inc. Shortly after the purchase, we relocated our corporate headquarters to Dallas, Texas. In 2011, we began doing business as BG Staffing.

•
In December 2010, we purchased substantially all of the assets of JNA Staffing Inc., which specialized in providing temporary staffing services within the state of Wisconsin. These operations were rolled into our existing operations in Milwaukee, Wisconsin.

•
In December 2011, we purchased substantially all of the assets of Extrinsic, LLC, which specialized in providing information technology staffing services to customers within the U.S. We continue to operate under the Extrinsic trade name.

•
In December 2012, we acquired substantially all of the assets of American Partners, Inc., which specialized in providing information technology staffing services to customers within the U.S. We continue to operate under the American Partners trade name.

•
In June 2013, we acquired substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC, a wholly owned subsidiary of InStaff Holding Corporation (collectively, “InStaff”). This acquisition has allowed us to strengthen and expand our operations in our Commercial segment. We continue to operate under the InStaff trade name.

•
In March 2015, we acquired substantially all of the assets of D&W Talent, LLC ("D&W"), which specialized in providing temporary and full-time staffing services of accounting and finance personnel and secretarial and administrative personnel to customers in Texas and Louisiana. We continue to operate under the Donovan & Watkins trade name.

•
In October 2015, we acquired substantially all of the assets and assumed certain liabilities of Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”), which provided information technology ("IT") temporary staffing talent and project management services. We continue to operate under the Vision Technology Services trade name.

We have 36 branch offices and 16 on-site locations in 16 states within the U.S. We do not currently have any foreign operations.
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
Our Operations
We have diversified our operations to provide temporary workers within distinct segments of the industry. We refer to these segments as Commercial, Multifamily and Professional.
We operate branches within each segment as separate profit centers and provide managers considerable operational autonomy and financial incentives. Managers focus on business opportunities within their geographical markets and are provided centralized support to achieve success in those markets. We believe this structure allows us to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, and quality standards.
Our Segments
Our operations are organized into three business segments: Commercial, Multifamily, and Professional.

Commercial Segment
Our Commercial segment provides temporary workers to primarily distribution and logistics customers needing a flexible workforce. We currently have 11 branch offices and 16 on-site locations in four states. Our Commercial segment temporary workers perform services in a variety of skilled and unskilled positions. The workers we assign to our Commercial customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.
Multifamily Segment
Our Multifamily segment is a leading provider of front office and maintenance personnel to the multifamily housing industry. We currently have 22 branch offices in 12 states. The Multifamily division utilizes a centralized recruiting model from recruiting centers in Dallas, Houston, and Austin, Texas, and also is developing a recruiting operation in the Charlotte, North Carolina area. All open positions nationally are recruited from one of these regional recruiting centers. The workers we assign to our multifamily customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.
Professional Segment
Our Professional segment provides highly skilled IT professionals with expertise in SAP Workday, Olik View, Hyperion, Oracle, project management and other IT staffing skills to customers on a national basis. Our customers include large Fortune 500 companies and consulting firms engaged in systems integration projects. We operate our national coverage of the IT market from our offices in North Carolina and Rhode Island, and Maryland. Additionally, we provide finance, accounting and related support personnel in Texas and Louisiana through our Texas based Donovan & Watkins group.
Financial Information about Segments

Refer to Note 17 in the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, which is incorporated by reference.
Financial Information about Geographic Areas

Refer to Note 1 in the Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, which is incorporated by reference.
Our Recruiting

We believe a key component of our success is the ability to recruit and maintain a pool of qualified temporary workers and regularly place them into desirable and appropriate positions. We use comprehensive methods to identify, assess, select and, when appropriate, measure the skills of our temporary workers and permanent placement candidates to meet the needs of our customers.
Our Customers

We currently service small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. No customer accounted for more than 10% of our revenues in 2015 or 2014.
Growth Strategy
We are committed to growing our operations. Revenues have grown from $35 million in 2009 to $217.5 million in 2015, by using a growth strategy reliant upon both acquisitions and organic growth.
We will continue to evaluate acquisition opportunities utilizing our proven approach to the assessment, valuation, and integration of acquisitions. Additionally, we are committed to continue to grow our operations in our current markets, as well as expand into new markets within the segments and industries that we currently serve.

We are organized to handle many of the administrative functions at our corporate location such that our branches can focus on business development and the effective recruiting and assignment of temporary workers.
We will continue to invest in technology and process improvements, as necessary, to ensure that we are operating at optimal productivity and performance.

Competition
The staffing services market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and specialized temporary staffing companies. Some of our competitors have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense, particularly for the provision of office clerical and commercial personnel. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.
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
Seasonality
Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our customers’ business. Demand for our Commercial staffing services increases during the second and third quarters of the year and peaks in the fourth quarter. Demand for our Commercial staffing services is lower during the first quarter, in part due to customer shutdowns and adverse weather conditions in the winter months. Demand for our Multifamily staffing services is higher during the second and third quarters of the year due to the increased turns in multifamily units during the summer months when schools are not in session. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
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
Employees and Temporary Workers

As of February 29, 2016, we had 240 staff employees at our corporate and branch offices. During the 2015 fiscal year, we assigned approximately 26,600 temporary workers and had working, on average, approximately 4,800 temporary workers during the fourth quarter of 2015.

None of our staff employees or temporary workers is represented by a labor union, and we are not aware of any current efforts or plans to organize any of our staff employees or temporary workers. To date we have not experienced any material labor disruptions.

Intellectual Property
We own or have rights to various copyrights, trademarks, service marks, trade names and domain names used in our business, including, but not limited to, BG Staffing, BG Staffing Group, BG Personnel Services, Extrinsic, American Partners, InStaff, BG Temporary Staffing, Triance, Donovan & Watkins, D&W Talent, Vision Technology Services, bgstaffing.com, bgstaffinggroup.com, bgpersonnel.com, bgstaffing.net, ltnstaffing.com, milwaukeetemps.com, milwaukeetmepsinc.com, extrinsicllc.com, extrinsicgroup.com, extrinsicresources.com, jnastaffing.com, bgcompanies.net, bgpersonnel.net, bgmail.com, therightpeoplerightnow.com, rightpeoplerightnow.com, americanpartnersinc.com, instaff.com, donwat.com and vistechs.com. Our trade names are valuable assets that reinforce the distinctiveness of our brands.

Regulation
We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. We are subject to the laws and regulations of the jurisdictions within which we operate. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date. Any inability or failure to comply with government regulation could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could also materially harm our business.
Available Information
We file electronically with the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our website address is www.bgstaffing.com. The information included on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We will make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed or furnished such material to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer.
ITEM 1A. RISK FACTORS.

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition, and results of operations, could be harmed by any of the following risks. If any of the events or circumstances described below were to our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

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

Several of our existing or potential competitors have substantially greater financial, technical and marketing resources than we do, which may enable them to:

•	Develop and expand their infrastructure and service offerings more quickly and achieve greater cost savings.

•	Invest in new technologies.

•	Expand operations into new markets more rapidly.

•	Devote greater resources to marketing.

•	Compete for acquisitions more effectively and complete acquisitions more easily.

•	Aggressively price products and services and increase benefits in ways that we may not be able to match.

In order to compete effectively in our markets, we must target our potential customers carefully, continue to improve our efficiencies and the scope and quality of our services, and rely on our service quality, innovation, education and program clarity. If our competitive advantages are not compelling or sustainable, then we are unlikely to increase or sustain profits and our stock price could decline.

In addition, heightened competition among our existing competitors, especially on a price basis, or by new entrants into the market, could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, our revenues or gross margins could be reduced.

Our business is subject to risks associated with geographic market concentration.

Geographic revenue in excess of 10% of the Company's consolidated revenue was generated in the following areas:

	2015	2014
North Carolina	11%	13%
Rhode Island	17%	21%
Texas	41%	33%
Wisconsin	6%	11%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

A downturn of the U.S. or global economy could result in our customers using fewer workforce solutions and services or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

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

Our service agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of customers in a short period of time.

Our service agreements with our customers are generally cancelable by the customer with little or no notice to us. As a result, a significant number of our customers can terminate their agreements with us at any time, making us particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace.

If we are unable to retain existing customers or attract new customers, our results of operations could suffer.

Increasing the growth and profitability of our business is particularly dependent upon our ability to retain existing customers and capture additional customers. Our ability to do so is dependent upon our ability to provide high quality services and offer competitive prices. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new customers and our existing customer base could decrease, either or both of which could have an adverse impact on our revenues.

We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our revolving line of credit, we may not be able to meet payroll requirements.

We require significant amounts of working capital to operate our business. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. In particular, we use working capital to pay expenses relating to our temporary workers and to satisfy our workers’ compensation liabilities. Generally, we pay our temporary workers on a weekly basis while we receive payments from our customers 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay temporary workers and fund related tax liabilities prior to receiving payment from customers.

We derive working capital for our operations through cash generated by our operating activities and borrowings under our revolving credit facility. We believe that our current sources of capital are adequate to meet our working capital needs. However, our available sources of capital are limited. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms.

The amount we are entitled to borrow under our revolving credit facility is calculated monthly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce our ability to react to changes in the market or industry conditions.

Our revolving credit facility includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including minimum debt service coverage ratio, minimum current ratio and maximum leverage ratio, and restrictions on the payment of dividends.

Any future failure to comply with the covenants which may occur under our revolving credit facility could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurance that any future lender will waive defaults that may occur in the future. If we were forced to refinance our revolving credit facility, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.

We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, and have, in the past, been required to aggressively manage our cash flow to ensure adequate funds to meet working capital needs. Such management steps included working to improve collections, adjusting the timing of cash expenditures and reducing operating expenses where feasible.

Failure to comply with restrictive covenants under our debt instruments could trigger prepayment obligations or additional costs.

Our failure to comply with restrictive covenants under our credit agreements or other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. The lenders may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

We could be required to write-off goodwill or intangible assets in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $9.2 million and $29.8 million, respectively, at the end of 2015. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our financial condition and results of operations.

The amount of collateral that we are required to maintain to support our workers’ compensation obligations could increase, reducing the amount of capital we have available to support and grow our field operations.

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. A significant portion of our workers’ compensation program renews annually on January 1 of each year, and as part of the renewal, could be subject to an increase in collateral. These collateral requirements are significant and place pressure on our liquidity and working capital capacity. We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms, or at all.

We are dependent on workers’ compensation insurance coverage at commercially reasonable terms.

We provide workers’ compensation insurance for our employees and temporary workers. Our workers’ compensation insurance policies are renewed annually. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.

Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to customer credit risks.

We generally assume responsibility for and manage the risks associated with our employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the customer makes payments required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by generally invoicing our customers weekly. We also carefully monitor the timeliness of our customers’ payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, we may suffer losses which would decrease our profitability.

Our business is subject to federal, state and local labor and employment laws and a failure to comply could materially harm our business.

Our business is subject to federal, state and local labor and employment laws and regulations. The cost to comply, and any inability to comply, with such laws and regulations could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions that took effect during 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, may increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

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

We depend on our ability to attract and retain qualified temporary workers.

We depend on our ability to attract qualified temporary workers who possess the skills and experience necessary to meet the staffing requirements of our customers. We must continually evaluate our base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available. Our success is substantially dependent on our ability to recruit and retain qualified temporary workers.

We would be adversely affected by the loss of key personnel.

Our operations and financial success depends significantly on our management team. The loss of any key members of management could adversely affect our business, financial condition and results of operations.

We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, or if our security measures are breached, our customer relationships and our ability to attract new customers may be adversely affected.

Our business could be interrupted by damage to or disruption of our computer and telecommunications equipment and software systems, and we may lose data. Our customers’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. In addition, our business involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation may be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our services could be harmed.

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

Our compliance with complicated regulations concerning corporate governance and public disclosure has resulted in additional expenses. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating public companies.

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

We expect to take advantage of these exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our stockholders will not have all the information and rights available to stockholders of more mature companies.

Because we may elect to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We may elect to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

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

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until, at the earliest, the date we are no longer an “emerging growth company” as defined in the recently enacted JOBS Act, if we take advantage (as we expect to do) of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year.

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

While we have declared and paid dividends for the prior five quarterly periods, we are limited in our ability to pay dividends by our credit agreements, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive office is located at 5850 Granite Parkway, Suite 730, Plano, Texas 75024, and our telephone number is 972-692-2400. We lease our corporate headquarters, which is approximately 6,200 square feet of space. We lease all of our branch offices, which are located throughout the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we have been threatened with, or named as a defendant in litigation, administrative claims and lawsuits. We carry insurance to mitigate any potential liabilities associated therewith. The principal risks that we insure against, subject to and upon the terms and conditions of our various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, directors & officers, fiduciary liability and fidelity losses. As of the date of this Annual Report on Form 10-K, management believes that the resolution of these matters will not have a material adverse effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock commenced listing on the NYSE MKT on October 27, 2014 under the symbol “BGSF.” Our common stock was quoted on the OTC Bulletin Board, or OTCBB, under the symbol “BGSF” from April 30, 2014 to October 27, 2014. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prior to the quotation of our common stock on the OTCBB, there was no public market for our common stock. The table below sets forth information on the range of high and low sales prices for our common stock on the NYSE MKT (after October 27, 2014), and the high and low bid quotations for our common stock on the OTCBB, as further described below.

		High	Low
Quarter Ended December 27, 2015:		$14.51	$10.53
Quarter Ended September 27, 2015:		$12.73	$11.21
Quarter Ended June 28, 2015:		$13.00	$9.79
Quarter Ended March 29, 2015:		$13.00	$10.41
Period from October 28, 2014 and Ended December 28, 2014:		$12.00	$11.40
Period from September 29, 2014 and Ended October 27, 2014:	OTCBB	$12.50	$11.99
Quarter Ended September 28, 2014:	OTCBB	$12.50	$7.01
Period from April 30, 2014 and Ended June 29, 2014:	OTCBB	$7.70	$7.00

As of February 29, 2016 , the last reported sales price for our common stock was $13.01 per share.
As of February 29, 2016, there were approximately 751 holders of record of our common stock.

Dividends

The board of directors has declared the following cash dividends during 2015 and 2014:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
December 19, 2014	December 31, 2014	January 30, 2015	$0.15	$989,722
May 1, 2015	May 11, 2015	May 25, 2015	$0.25	1,811,161
June 18, 2015	July 20, 2015	July 31, 2015	$0.25	1,844,868
October 27, 2015	November 9, 2015	November 20, 2015	$0.25	1,846,655
				$6,492,406

On January 26, 2016, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on February 19, 2016 to all shareholders of record as of the close of business on February 8, 2016.

Prior to December 19, 2014, we had not paid cash dividends on our common stock. Our ability to pay dividends is restricted under the terms of our credit agreements and may be restricted under other agreements governing our outstanding indebtedness from time to time. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Credit Agreements” for a description of the restrictions in our credit agreements on our ability to issue dividends.

Equity Compensation Plans

The following equity compensation plan information is provided as of December 27, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (2013 Long-Term Incentive Plan)	775,666	$8.19	124,334
Total	775,666	$8.19	124,334

A description of the equity compensation plan is incorporated by reference to Note 13 in the Notes to Consolidated Financial Statements  included in Item 15 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In November 2015, we issued 6,482 shares of common stock in a cashless exercise of outstanding warrants. The warrants had an original exercise price of $6.25.

The foregoing issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

There were no share repurchases during the 2015 or 2014 fiscal years.

Item 6.  Selected Financial Data.

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended December 27, 2015 and December 28, 2014 and the balance sheet data as of December 27, 2015 and December 28, 2014 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 27, 2015	December 28, 2014
	(dollars in thousands, except per share data)
Revenues	$217,534	$172,811
Gross profit	$47,907	$34,527
Selling, general and administrative expenses	$30,390	$24,084
Depreciation and amortization	$5,544	$4,642
Operating income	$11,973	$5,801
Loss on extinguishment of debt	$439	$—
Loss on extinguishment of related party debt	$—	$987
Interest expense, net	$2,996	$2,472
Interest expense-related party	$—	$213
Change in fair value of put option	$(177)	$1,184
Income before income taxes	$8,715	$945
Income tax expense	$3,368	$1,374
Net income (loss)	$5,347	$(429)
Net income (loss) per share – basic	$0.76	$(0.08)
Net income (loss) per share – diluted	$0.73	$(0.08)
Weighted average shares outstanding – basic	7,079	5,649
Weighted average shares outstanding – diluted	7,289	5,649
Other Financial Data:
Adjusted EBITDA (1)	$17,870	$11,636

	As of Fiscal Year Ended
	December 27, 2015	December 28, 2014
	(dollars in thousands)
Working capital	$10,016	$8,304
Total assets	$84,400	$53,276
Total outstanding borrowings, net	$30,649	$21,591
Total other long-term liabilities	$4,519	$2,922
Stockholders’ equity	$25,928	$16,363

(1)
We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles ("GAAP") can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreements are based on EBITDA as defined in the credit agreements.

We define “Adjusted EBITDA” as earnings before interest expense and related party interest, income taxes, depreciation and amortization expense, loss on early extinguishment of debt and related party debt, and other non-cash expenses such as the put option adjustment and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the reconciliation to Adjusted EBITDA from net income (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income (loss) to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Fiscal Years Ended
	December 27, 2015	December 28, 2014
	(dollars in thousands)
Net income (loss)	$5,347	$(429)
Interest expense and related party interest, net	2,996	2,685
Income tax expense	3,368	1,374
Loss on extinguishment of debt and related party debt	439	987
Change in fair value of put option	(177)	1,184
Operating income	11,973	5,801
Depreciation and amortization	5,544	4,642
Share-based compensation	353	1,193
Adjusted EBITDA	$17,870	$11,636

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited consolidated financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-K.

Our financial information may not be indicative of our future performance.

Overview

We are a leading national provider of temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015 and VTS in October 2015. We operate within three industry segments: Commercial, Multifamily and Professional. We provide services to customers primarily within the United States of America.

The Commercial segment provides temporary workers primarily to logistics customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities day to day operations.

The Professional segment provides skilled temporary workers on a nationwide basis for IT customer projects, and finance and accounting needs in Texas and Louisiana.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements.

	Fiscal Year Ended
	December 27, 2015	December 28, 2014
	(dollars in thousands)

Revenues	$217,534	$172,811
Cost of services	169,627	138,284
Gross Profit	47,907	34,527
Selling, general and administrative expenses	30,390	24,084
Depreciation and amortization	5,544	4,642
Operating income	11,973	5,801
Loss on extinguishment of debt	(439)	—
Loss on extinguishment of related party debt	—	(987)
Interest expense, net	(2,996)	(2,472)
Interest expense-related party	—	(213)
Change in fair value of put option	177	(1,184)
Income before income tax	8,715	945
Income tax expense	3,368	1,374
Net income (loss)	$5,347	$(429)

	Fiscal Year Ended
	December 27, 2015	December 28, 2014

Revenues	100.0%	100.0%
Cost of services	78.0	80.0
Gross Profit	22.0	20.0
Selling, general and administrative expenses	14.0	13.9
Depreciation and amortization	2.5	2.7
Operating income	5.5	3.4
Loss on extinguishment of debt	(0.2)	—
Loss on extinguishment of related party debt	—	(0.6)
Interest expense, net	(1.4)	(1.4)
Interest expense-related party	—	(0.1)
Change in fair value of put option	0.1	(0.7)
Income before income tax	4.0	0.5
Income tax expense	1.5	0.8
Net income (loss)	2.5%	(0.2)%

Fifty-two Week Fiscal Year Ended December 27, 2015 (Fiscal 2015) Compared with Fifty-two Week Fiscal Year Ended December 28, 2014 (Fiscal 2014)

Revenues:

	Fiscal Year Ended
	December 27, 2015		December 28, 2014
	(dollars in thousands)
Revenues by Segment:
Commercial	$87,625	40.2%	$81,883	47.4%
Multifamily	43,197	19.9%	34,349	19.9%
Professional	86,712	39.9%	56,579	32.7%
Total Revenues	$217,534	100.0%	$172,811	100.0%

Commercial Revenues: Commercial revenues have increased approximately $5.7 million (7.0%) primarily from operations in Texas. Texas branches increased revenues $11.4 million, which was offset a $5.7 million decrease in our other areas, primarily Illinois and Wisconsin locations due to a 29.1% decrease in billed hours. The overall revenue increase was due to a 0.9% increase in billed hours, primarily overtime premium, and a 6.3% increase in average bill rate.

Multifamily Revenues: Multifamily revenues increased approximately $8.8 million (25.8%) due to our continued focus on expansion outside of the state of Texas. Revenue from branches outside of Texas accounted for approximately $5.6 million of the increase and revenue from branches in Texas increased approximately $3.2 million. The increase was due to a 20.2% increase in billed hours and a 4.3% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $30.1 million (53.3%) primarily from the D&W and VTS acquisitions, which contributed approximately $19.1 million and $9.2 million, respectively, of new revenues. The remaining increase was due to a 6.4% increase in billed hours offset by a 1.4% decrease in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Fiscal Year Ended
	December 27, 2015	December 28, 2014
	(dollars in thousands)
Gross Profit by Segment:
Commercial	$12,554	$10,850
Multifamily	15,333	11,496
Professional	20,020	12,181
Total Gross Profit	$47,907	$34,527

	Fiscal Year Ended
	December 27, 2015	December 28, 2014
Gross Profit Percentage by Segment:
Commercial	14.3%	13.3%
Multifamily	35.5%	33.5%
Professional	23.1%	21.5%
Company Gross Profit Percentage	22.0%	20.0%

Overall, our gross profit has increased approximately $13.4 million (38.8%) due primarily from the D&W ($5.6 million) and VTS ($2.2 million) acquisitions and increased gross profit in our Commercial and Multifamily segments. As a percentage of revenue, gross profit has increased to 22.0% from 20.0%, primarily due to higher revenues and a larger percentage of revenues from our Multifamily and Professional segments.

Commercial Gross Profit: Commercial gross profit increased approximately $1.7 million (15.7%) due to increased revenue. The increase in gross profit percentage of 1.0% is primarily due to a 6.9% increase in average spread.

 Multifamily Gross Profit: Multifamily gross profit increased approximately $3.8 million (33.4%) mainly due to an increase in revenue. The increase in gross profit percentage of 2.0% was due primarily to 8.3% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $7.8 million (64.4%) due primarily to the D&W and VTS acquisitions. The increase in gross profit percentage of 1.6% was due primarily to the addition of the D&W and VTS business, which have higher gross profit percentages.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $6.3 million (26.2%) primarily due to the D&W acquisition with $1.9 million and the VTS acquisition with $1.0 million, loss on earn out of $1.7 million, transaction fees of $0.5 million, increased payroll, commissions and bonuses, and other costs associated with our growth.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.9 million (19.4%). The increase in depreciation and amortization is primarily due to Professional segment intangible assets acquired in the D&W acquisition of $0.8 million and VTS acquisition of $0.5 million.

Interest Expense, net: Interest expense, net increased approximately $0.3 million (11.6%) due primarily to the increase in the amortization of earn out discounts from the D&W and VTS acquisitions, offset by an decrease in the interest under our Revolving Facility (as defined below) from a lower revolver balance during the second and third quarters of 2015 than during the same time period in 2014. The Revolving Facility balance was increased in the fourth quarter 2015 for the purchase of VTS.

Income Taxes: We had an income tax expense of approximately $3.4 million in Fiscal 2015, compared with approximately $1.4 million in Fiscal 2014. The increase in income taxes is primarily due to an increase in taxable income, offset by a significant decrease in the effective rate due primarily to equity related items in 2014.

Liquidity and Capital Resources

Our working capital requirements are primarily driven by temporary worker payments and customer accounts receivable receipts. Since receipts from customers lag payments to temporary workers, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement with Texas Capital Bank, National Association (“TCB”) that provides for a revolving credit facility maturing August 21, 2019 (the “Revolving Facility”). Our primary uses of cash are payments to temporary workers, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

The Company has an effective Form S-3 shelf registration statement allowing for the offer and sale of up to approximately $28.8 million of common stock, preferred stock or warrants in a twelve month period. There is no guarantee that we will be able to consummate any offering on terms we consider acceptable or at all.

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 27, 2015	December 28, 2014
	(dollars in thousands)
Net cash provided by operating activities	$11,792	$5,681
Net cash used in investing activities	(19,343)	(323)
Net cash provided by (used in) financing activities	7,551	(5,358)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, loss on extinguishment of debt and related party debt, share-based compensation expense, put option adjustment, earn out adjustment, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accounts payable and accrued expenses.

During Fiscal 2015, net cash provided by operating activities was $11.8 million, compared with cash provided by operating activities of $5.7 million for Fiscal 2014. This increase is primarily attributable to higher operating earnings and timing of certain contractor payables, offset by the timing of payments on accounts receivables.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2015, we paid $8.8 million in connection with the D&W acquisition in March 2015, $10.0 million in connection with the VTS acquisition in October 2015 and we made capital expenditures of $0.6 million mainly related to computer equipment purchased in the ordinary course of business and furniture and fixtures related to the new corporate offices. In Fiscal 2014 , we made capital expenditures of approximately $0.3 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Revolving Facility, payment of other long-term obligations and contingent consideration paid.

For Fiscal 2015, we increased our borrowing on the Revolving Facility by $11.3 million, received proceeds from issuance of common stock of $7.0 million. We paid $6.5 million in cash dividends on our common stock, decreased our net debt by $2.7 million, paid $0.9 million of contingent consideration primarily related to the June 2013 InStaff acquisition and the December 2012 American Partners acquisition and incurred $0.7 million of deferred financing fees on our new credit agreement.

 In Fiscal 2014, we decreased our borrowing on the previous revolving line of credit by $9.5 million primarily using the proceeds from issuance of common stock of $8.5 million. We decreased our long-term debt and other long-term liabilities by $3.3 million using excess cash flows from operations and we paid $1.0 million of contingent consideration primarily related to the June 2013 InStaff acquisition and the December 2012 American Partners acquisition.

Credit Agreements

On August 21, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with TCB. The Credit Agreement provides for a Revolving Facility permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts receivable, and TCB’s commitment of $25.0 million. The Company's obligations are secured by a first priority security interest in all assets of the Company.

The Company also entered into a senior subordinated credit agreement (the “Senior Subordinated Credit Agreement”) with Patriot Capital III SBIC, L.P. and Patriot Capital III, L.P. (together, “PC Subordinated Debt”), pursuant to which the foregoing lenders made term loans of $14,250,000 and $750,000, respectively, with a maturity date of February 21, 2020. The Company's obligations are secured by a security interest in all assets of the Company.

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility and $438,507 was recorded as a loss on extinguishment of debt in the third quarter of 2015.

Borrowings under the Revolving Facility bear interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. The PC Subordinated Debt bears interest of 10% paid quarterly plus a compounding deferred interest of 3%. Additionally, the Company pays a unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

The Credit Agreement and the Senior Subordinated Credit Agreement contain customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for Permitted Distributions); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service ratio, minimum current ratio and maximum leverage ratio. As of December 27, 2015, the Company was in compliance with these covenants.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 27, 2015.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$31,268	$—	$—	$31,268	$—
Estimated paid-in-kind interest on long-term subordinated debt obligations	2,483	468	977	1,038	—
Contingent consideration	14,267	7,767	6,500	—	—
Operating lease obligations	2,672	981	1,127	541	23
Contractual cash obligations	$50,690	$9,216	$8,604	$32,847	$23

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We have identified the policies listed below as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, collectability of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation, income taxes, stock option expense, and put option liabilities. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the consolidated financial statements.

Revenue Recognition

The Company derives its revenues from three segments: Commercial, Multifamily and Professional. The Company provides temporary and consultant staffing and permanent placement services. Revenues as presented on the consolidated statements of operations represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired in the business acquisitions. Intangible assets consist of the value of contract-related intangible assets, trade names and non-compete agreements acquired in acquisitions. We amortize on a straight-line basis intangible assets over their estimated useful lives unless their useful lives are determined to be indefinite. We review goodwill and other intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

Contingent Consideration

The Company historically has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. The calculation of the fair value of the expected future payments uses a discount rate that approximates the Company's weighted average cost of capital.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets, contingent consideration and put option liability. The carrying values of cash and cash equivalents, accounts receivables, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of the bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with TCB that provides for a Revolving Facility and current rates available to the Company for debt with similar terms and risk.

Share-Based Compensation

The Company recognizes share-based awards in accordance with the applicable accounting rules that require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Compensation expense is recognized in selling, general and administrative expenses over the requisite service period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may elect to delay the adoption of new or revised accounting pronouncements applicable to public and private companies until such pronouncements become mandatory for private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public and private companies.

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

 We are exposed to certain market risks from transactions we enter into in the normal course of business. Our primary market risk exposure relates to interest rate risk.

Interest Rates

Our Revolving Facility provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for an adverse impact on future earnings and cash flows.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BG Staffing, Inc.

We have audited the accompanying consolidated balance sheets of BG Staffing, Inc. (the “Company”), as of December 27, 2015 and December 28, 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 27, 2015 and December 28, 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 7, 2016

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 27, 2015	December 28, 2014
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $446,548 and $748,187 at 2015 and 2014, respectively)	$32,324,284	$22,030,342
Prepaid expenses	861,146	624,975
Other current assets	134,170	247,163
Total current assets	33,319,600	22,902,480

Property and equipment, net	1,489,061	667,597

Other assets
Deposits	2,233,410	1,883,029
Deferred income taxes, net	8,411,792	7,694,419
Intangible assets, net	29,761,035	13,724,068
Goodwill	9,184,659	6,404,367
Total other assets	49,590,896	29,705,883
Total assets	$84,399,557	$53,275,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $-0- and $51,648 for 2015 and 2014, respectively)	$—	$2,198,352
Accrued interest	627,638	266,133
Accounts payable	1,572,195	1,114,594
Accrued payroll and expenses	11,554,868	7,127,335
Accrued workers’ compensation	788,878	1,353,539
Contingent consideration, current portion	6,856,121	840,536
Other current liabilities	1,459,838	708,322
Dividend payable	—	989,722
Income taxes payable	444,165	—
Total current liabilities	23,303,703	14,598,533

Line of credit (net of deferred finance fees of $175,524 and $200,538 for 2015 and 2014, respectively)	16,041,476	4,699,462
Long-term debt, less current portion (net of deferred finance fees of $443,800 and $244,422 for 2015 and 2014, respectively)	14,607,450	14,693,078
Contingent consideration, less current portion	4,191,160	10,880
Other long-term liabilities	327,344	2,910,715
Total liabilities	58,471,133	36,912,668

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 7,387,955 and 6,598,145 shares issued and outstanding for 2015 and 2014, respectively	73,880	65,982
Additional paid in capital	20,446,948	10,734,438
Retained earnings	5,407,596	5,562,872
Total stockholders’ equity	25,928,424	16,363,292
Total liabilities and stockholders’ equity	$84,399,557	$53,275,960

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 27, 2015 and December 28, 2014

	2015	2014
Revenues	$217,533,856	$172,810,551
Cost of services	169,627,150	138,283,333
Gross profit	47,906,706	34,527,218
Selling, general and administrative expenses	30,390,277	24,084,360
Depreciation and amortization	5,543,740	4,641,548
Operating income	11,972,689	5,801,310
Loss on extinguishment of debt	(438,507)	—
Loss on extinguishment of related party debt	—	(986,835)
Interest expense, net	(2,995,645)	(2,472,047)
Interest expense-related party	—	(213,322)
Change in fair value of put option	176,871	(1,184,408)
Income before income taxes	8,715,408	944,698
Income tax expense	3,368,000	1,373,562
Net income (loss)	$5,347,408	$(428,864)

Net income (loss) per share:
Basic	$0.76	$(0.08)
Diluted	$0.73	$(0.08)

Weighted average shares outstanding:
Basic	7,079,459	5,648,605
Diluted	7,288,705	5,648,605

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 27, 2015 and December 28, 2014

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 29, 2013	—	5,598,847	$55,988	$1,065,228	$6,981,458	$8,102,674
Share-based compensation	—	8,800	88	1,193,120	—	1,193,208
Issuance of shares, net of offering costs	—	963,750	9,639	8,359,105	—	8,368,744
Exercise of common stock options and warrants	—	26,748	267	123,731	—	123,998
Cash dividend declared ($0.15 per share)	—	—	—	—	(989,722)	(989,722)
Other	—	—	—	(6,746)	—	(6,746)
Net loss	—	—	—	—	(428,864)	(428,864)
Stockholders’ equity, December 28, 2014	—	6,598,145	65,982	10,734,438	5,562,872	16,363,292
Share-based compensation	—	—	—	352,881	—	352,881
Issuance of shares, net of offering costs	—	636,500	6,365	6,328,245	—	6,334,610
Retirement of put options	—	—	—	2,320,145	—	2,320,145
Exercise of common stock options and warrants	—	153,310	1,533	711,239	—	712,772
Cash dividend declared ($0.25 per share)	—	—	—	—	(5,502,684)	(5,502,684)
Net income	—	—	—	—	5,347,408	5,347,408
Stockholders’ equity, December 27, 2015	—	7,387,955	$73,880	$20,446,948	$5,407,596	$25,928,424

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 27, 2015 and December 28, 2014

	2015	2014
Cash flows from operating activities
Net income (loss)	$5,347,408	$(428,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,543,740	4,641,548
Loss (Gain) on disposal of property and equipment	1,380	(3,112)
Loss on extinguishment of debt	438,507	—
Loss on extinguishment of related party debt	—	986,835
Earn out adjustment	1,001,346	(666,217)
Amortization of deferred financing fees	166,133	173,303
Amortization of debt discounts	43,140	88,015
Interest expense on earn out payable	697,660	212,844
Paid-in-kind interest	166,643	—
Put option adjustment	(176,871)	1,184,408
Provision for doubtful accounts	371,953	444,872
Share-based compensation	352,881	1,193,208
Deferred income taxes	(717,373)	(129,448)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,191,615)	266,289
Prepaid expenses	(113,166)	127,793
Other current assets	112,993	(156,174)
Deposits	(345,276)	(653,421)
Accrued interest	246,112	(110,121)
Accounts payable	185,334	(818,620)
Accrued payroll and expenses	2,981,758	(919,333)
Accrued workers’ compensation	(564,838)	211,053
Other current liabilities	(191,988)	185,072
Income taxes payable	444,165	(148,759)
Other long-term liabilities	(8,112)	—
Net cash provided by operating activities	11,791,914	5,681,171

Cash flows from investing activities
Businesses acquired, net of cash received	(18,781,091)	—
Capital expenditures	(563,169)	(327,934)
Proceeds from sale of property and equipment	1,259	5,000
Net cash used in investing activities	(19,343,001)	(322,934)

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years ended December 27, 2015 and December 28, 2014

	2015	2014
Cash flows from financing activities
Net borrowings (payments) under line of credit	11,317,000	(9,521,471)
Proceeds from issuance of long-term debt	15,000,000	—
Principal payments on long-term debt	(17,187,500)	(2,260,694)
Payments on other long-term liabilities	(536,488)	(1,000,000)
Payments of dividends	(6,492,406)	—
Net proceeds from issuance of common stock	7,047,382	8,492,742
Contingent consideration paid	(869,545)	(1,017,276)
Other	—	(6,746)
Deferred financing costs	(727,356)	(44,792)
Net cash provided by (used in) financing activities	7,551,087	(5,358,237)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,463,241	$2,337,925
Cash paid for taxes, net of refunds	$3,639,253	$1,647,576
Non-cash transactions:
Prepaid offering costs	$—	$227,009
Contingent consideration paid through relief of accounts receivable	$—	$596,079
Dividend declared	$—	$989,722
Goodwill adjustment	$—	$550,751
Retirement of put options	$2,320,145	$—
Leasehold improvements funded by landlord incentives	$321,450	$—

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2015 and December 28, 2014

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. ("BGFA") (collectively, the "Company"), within the United States of America in three industry segments: Commercial, Multifamily, and Professional.

The Commercial segment provides temporary workers primarily to logistics customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities day to day operations.

The Professional segment provides skilled temporary workers on a nationwide basis for information technology ("IT") customer projects, and finance and accounting needs in Texas and Louisiana.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 27, 2015 and December 28, 2014.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform with the 2015 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include goodwill and intangible assets and earn out obligations related to acquisitions and put option valuation.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets, contingent consideration and put option liability. The carrying values of cash and cash equivalents, accounts receivables, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of the bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with Texas Capital Bank, National Association (“TCB”) that provides for a revolving credit facility (“Revolving Facility”) and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse customer base and their dispersion across many different industries and geographic locations nation-wide. No single customer accounted for more than 10% of the Company’s revenue or accounts receivable for the years ended, or as of December 27, 2015 and December 28, 2014. Geographic revenue in excess of 10% of the Company's consolidated revenue was generated in the following areas:

	2015	2014
North Carolina	11%	13%
Rhode Island	17%	21%
Texas	41%	33%
Wisconsin	6%	11%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Accounts receivable represent unpaid balances due from customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual customers and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all means of collection have been exhausted. Recoveries of receivables previously written off are recorded as a credit to the allowance when received.

Changes in the allowance for doubtful accounts for the fiscal year are as follows:

	2015	2014
Beginning balance	$748,187	$439,886
Provision for doubtful accounts	371,953	444,872
Accounts written off	(673,592)	(136,571)
Ending balance	$446,548	$748,187

Property and Equipment

The Company depreciates the cost of property and equipment over the estimated useful lives of the assets using the straight-line method ranging from five to seven years. The costs of leasehold improvements are amortized over the shorter of the estimated useful life or lease term. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any gains or losses are reflected in current operations.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during 2015 and 2014.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in Fiscal 2015 and Fiscal 2014.

The Company annually evaluates the remaining useful lives of the above intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized asset fair values including the identifiable intangible asset values. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2015 or Fiscal 2014.

The Company first evaluates qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount, including goodwill. If after qualitatively assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then further testing is unnecessary. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the reporting unit shall estimate the fair value of the reporting unit and compare the fair value of the reporting unit with its carrying amount, including goodwill, as discussed below.

In assessing whether it is more likely than not that an indefinite-lived intangible asset is impaired, the Company assess relevant events and circumstances that could affect the significant inputs used to determine the fair value.

The quantitative impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, a reporting unit shall recognize an impairment loss in an amount equal to that excess.

The quantitative goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

Deferred Rent

The Company recognizes rental expense on a straight-line basis over the life of the agreement. Deferred rent is recognized as the difference between cash payments and rent expense, including any landlord incentives.

Paid-in-kind Interest

The Company records paid-in-kind interest on a monthly basis to accrued interest. The first month following a quarter, the paid-in-kind accrued interest is reclassed to the related debt principal.

Deferred Financing Fees

Deferred financing fees are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

Contingent Consideration

The Company historically has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. The calculation of the fair value of the expected future payments uses a discount rate that approximates the Company's weighted average cost of capital.

Put Option

The Company granted a put option to certain holders of equity in BG Staffing, Inc. which was carried at fair market value in other long-term liabilities on the consolidated balance sheets. Prior to second quarter 2015, the liability was revalued at each balance sheet date at the greater of an adjusted earnings before income taxes, depreciation and amortization ("EBITDA") method or the fair market value. During third quarter 2015, the liability calculation of fair market value was based on the closing price of the Company's stock. Changes in fair value are recorded as non-cash, non-operating income (expense) in the Company’s consolidated statements of operations.

Revenue Recognition

The Company derives its revenues from three segments: Commercial, Multifamily and Professional. The Company provides temporary and consultant staffing and permanent placement services. Revenues as presented on the consolidated statements of operations represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

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

Share-Based Compensation

The Company recognizes share-based awards in accordance with the applicable accounting rules that require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Compensation expense is recognized in selling, general and administrative expenses over the requisite service period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share at:

	December 27, 2015	December 28, 2014
Weighted-average number of basic common shares outstanding:	7,079,459	5,648,605
Effect of dilutive securities:
Stock options	199,596	—
Warrants	9,650	—
Weighted-average number of diluted common shares outstanding	7,288,705	5,648,605

The following outstanding securities were excluded from the calculation of earnings (loss) per share as the effect of the assumed exercise would be anti-dilutive.

	December 27, 2015	December 28, 2014
Stock options	21,042	103,860
Warrants	—	255,652
Anti-dilutive	21,042	359,512

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. The Company recognizes any penalties and interest when necessary as part of selling, general and administrative expenses.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This new standard requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. The Company is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Reclassification of Deferred Taxes (Topic 740) which simplifies the presentation of deferred income taxes. The amendment requires that deferred tax assets and liabilities must all be classified as noncurrent. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company has elected to early adopt this standard in the fourth quarter of 2015 on a retrospective basis. The adoption of this standard resulted in a reclassification of our net current deferred tax asset to a net noncurrent deferred tax asset of $334,829 as of December 28, 2014.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. The Company does not anticipate the adoption of ASU 2015-16 will have a material impact on the Company's financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt liability rather than as an asset. In August 2015, ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements was issued to further clarify that line of credit arrangements may be presented as an asset and amortized over the term of the line of credit arrangement. These ASUs are effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2015 and early adoption is permitted. The Company early adopted these ASUs in the fourth quarter of 2015 on a retrospective basis and included the debt issuance costs on the revolving line of credit and long-term debt for all periods presented. The adoption of ASU resulted in the long term other asset reclassification of $200,538 to line of credit, $51,648 to the current portion of long-term debt and $244,422 to the long-term debt, less current portion as of December 28, 2014.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (ASU 2014-9), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-9 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-9 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In July 2015, the effective date was extended by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The new standard is effective for the Company on January 1, 2018. The Company is currently evaluating the impact of our pending adoption of ASU 2014-9 on the Company's consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2018.

NOTE 3 - ACQUISITIONS

D&W Talent, LLC

On February 23, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC ("D&W") for an initial cash consideration paid of $8.5 million and an undiscounted contingent consideration of up to $3.5 million based on the performance of the acquired business for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $2.0 million. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. On June 26, 2015, the Company paid an additional $281,091 for the working capital "true-up". The Company incurred costs of approximately $291,759 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of D&W operations for 44 weeks from the date of acquisition. D&W operations contributed approximately $19.1 million of revenue for the year ended December 27, 2015. The net assets acquired from D&W were assigned to the Professional segment. The acquisition of D&W allows the Company to strengthen and expand its professional operations through finance and accounting personnel.

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

Vision Technology Services

On September 28, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”) for an initial cash consideration paid of $10.0 million and an undiscounted contingent consideration of up to $10.75 million based on the performance of the acquired business for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $7.3 million. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. On February 4, 2016, VTS paid the Company an additional $277,928 for the working capital “true up”. The Company incurred costs of $235,225 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The consolidated statements of operations include the operating results of VTS operations for 13 weeks from the date of acquisition. VTS operations contributed approximately $9.2 million of revenue for the year ended December 27, 2015. The assets acquired from VTS were assigned to the Professional segment. The VTS acquisition allows the Company to strengthen and expand its professional operations through additional IT skill sets and geography.

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$4,010,556
Property and equipment	256,090
Prepaid expenses and other current assets	123,309
Intangible assets	12,988,000
Goodwill	2,095,402
Liabilities assumed	(2,420,695)
Total net assets acquired	$17,052,662
Cash	$10,000,000
Working capital due	(277,928)
Fair value of contingent consideration	7,330,590
Total fair value of consideration transferred for acquired business	$17,052,662

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$100,000	5 years
Trade name	3,781,000	Indefinite
Customer list	9,107,000	5 years
Total	$12,988,000

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the D&W and VTS acquisitions had taken place on the first day of Fiscal 2014 would be as follows (dollars in thousands, except per share amounts):

	2015	2014
Revenue	$245,813	$223,745
Gross profit	54,977	47,949
Net income	$6,059	$556
Net income per share:
Basic	$0.86	$0.10
Diluted	$0.83	$0.10

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the revolving line of credit at a rate of 3.75% and tax expense of the pro forma adjustments at an effective tax rate of approximately 38.6%.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 27, 2015 and December 28, 2014 consist of the following:

	2015	2014
Leasehold improvements	$501,205	$125,048
Furniture and fixtures	745,420	476,963
Computer systems	1,020,797	550,482
Vehicles	80,913	79,435
	2,348,335	1,231,928
Accumulated depreciation	(859,274)	(564,331)
Property and equipment, net	$1,489,061	$667,597

Total depreciation expense for the years ended 2015 and 2014 was $338,707 and $181,809, respectively.

NOTE 5 - INTANGIBLE ASSETS

In May 2014, due to a recent remarketing launch, the Company noticed significant remaining name recognition and distinctiveness in the Extrinsic and American Partners trade names within the Professional segment and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At December 27, 2015, these trade names have a remaining unamortized value of $2,537,566. For the years ended 2015 and 2014, the decrease in amortization expense associated with this change was $794,000 and $529,333, respectively. The decrease in basic and diluted net income per share associated with this change would have been approximately $0.11 per share in 2015 and an increase in basic and diluted net loss per share would have been approximately $0.09 per share in 2014.

Finite and indefinite lived intangible assets consist of the following at:

	December 27, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$38,389,810	$21,786,291	$16,603,519
Covenant not to compete	1,423,000	740,050	682,950
	39,812,810	22,526,341	17,286,469
Indefinite lives:
Trade names	13,907,000	1,432,434	12,474,566
Total	$53,719,810	$23,958,775	$29,761,035

	December 28, 2014
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$25,786,810	$16,842,524	$8,944,286
Covenant not to compete	1,073,000	478,784	594,216
	26,859,810	17,321,308	9,538,502
Indefinite lives:
Trade names	5,618,000	1,432,434	4,185,566
Total	$32,477,810	$18,753,742	$13,724,068

Estimated future amortization expense for the next five years is as follows:

Fiscal Year Ending:
2016	$6,246,659
2017	4,780,629
2018	2,647,377
2019	2,279,126
2020	1,332,678
Total	$17,286,469

Total amortization expense for the years ended 2015 and 2014 was $5,205,033 and $4,459,739, respectively.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill as of and during the years ended were as follows at:

		Commercial	Multifamily	Professional	Total
Goodwill,	December 29, 2013	$4,474,070	$1,073,755	$305,791	$5,853,616
Adjustment to business acquisitions		550,751	—	—	550,751
Goodwill,	December 28, 2014	5,024,821	1,073,755	305,791	6,404,367
Goodwill from acquisitions		—	—	2,780,292	2,780,292
Goodwill,	December 27, 2015	$5,024,821	$1,073,755	$3,086,083	$9,184,659

The Company adjusted its purchase price allocation related to the acquisition of substantially all of the assets and assumption of certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC (collectively, "InStaff") on May 28, 2013 by recording an opening balance adjustment to goodwill of $550,751 in 2014 with the offset to accrued workers' compensation and prepaid expenses and other current assets.

NOTE 7 - ACCRUED PAYROLL AND EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued payroll and expenses consist of the following at:

	December 27, 2015	December 28, 2014
Subcontractor payable	$4,314,069	$3,014,315
Accrued bonuses and commissions	1,050,495	503,024
Payroll and payroll related	3,611,507	2,446,934
Other	2,578,797	1,163,062
Accrued payroll and expenses	$11,554,868	$7,127,335

Other long-term liabilities consisted primarily of deferred rent at December 27, 2015 and the put option of $2,497,014 at December 28, 2014.

The following is a schedule of future estimated earn out payments to various parties as of December 27, 2015:

	Estimated Cash Payment	Discount	Net
Fiscal year ending:
2016	$7,766,825	$(910,704)	$6,856,121
2017	4,250,000	(1,332,337)	2,917,663
2018	2,250,000	(976,503)	1,273,497
Contingent consideration	$14,266,825	$(3,219,544)	$11,047,281

NOTE 8 - INCOME TAXES

The Company's income tax expense for the fiscal years are comprised of the following:

	2015	2014
Current Federal income taxes	$2,874,296	$1,401,505
Current state income taxes	1,211,077	101,505
Deferred income taxes	(717,373)	(129,448)
Income tax expense	$3,368,000	$1,373,562

Significant components of the Company’s deferred income taxes are as follows at:

	December 27, 2015	December 28, 2014
Deferred tax assets:
Allowance for doubtful accounts	$145,156	$255,436
Goodwill and intangible assets	4,176,365	6,827,718
Workers’ compensation	143,291	301,422
Contingent consideration	4,097,880	342,734
Share-based compensation	300,218	261,460
Deferred tax liabilities:
Prepaid expenses	(290,576)	(222,029)
Fixed assets	(148,769)	(48,773)
Accrued interest – related party	—	(23,549)
Accrued interest	(11,773)	—
Deferred income taxes, net	$8,411,792	$7,694,419

The Company utilized all of its net operating loss carry forwards in 2014. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 27, 2015 or December 28, 2014.

The income tax provision, reconciled to the tax computed at the statutory Federal rate, is as follows:

	2015		2014
Tax expense at Federal statutory rate of 34%	$2,963,239	34.0%	$321,197	34.0%
State income taxes, net of federal benefit	335,785	3.9%	133,516	14.1%
Permanent differences and other	45,175	0.4%	85,779	9.1%
Extinguishment of debt	—	—%	191,314	20.2%
Equity related items	23,801	0.3%	531,587	56.3%
Change in initial deferred assets	—	—%	110,169	11.7%
Income tax expense	$3,368,000	38.6%	$1,373,562	145.4%

NOTE 9 - DEBT

On August 21, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with TCB. The Credit Agreement provides for a Revolving Facility maturing August 21, 2019, permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts receivable, and TCB’s commitment of $25.0 million. The Company's obligations are secured by a first priority security interest in all assets of the Company.

The Company also entered into a senior subordinated credit agreement (the “Senior Subordinated Credit Agreement”) with Patriot Capital III SBIC, L.P. and Patriot Capital III, L.P. (together, “PC Subordinated Debt”), pursuant to which the foregoing lenders made term loans of $14,250,000 and $750,000, respectively, with a maturity date of February 21, 2020. The Company's obligations are secured by a security interest in all assets of the Company.

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility described below, as amended, and $438,507 was recorded as a loss on extinguishment of debt in 2015.

The Company entered into a senior credit facility effective May 24, 2010, as amended. On January 29, 2014, the Company entered into an amendment with its lenders under the senior credit facility, which provided for a revolving line of credit ("Revolver") of $20.0 million, increased the original principal amount of the term loan facility ("Term Loan A") from $7.1 million to $11.3 million and added $8.0 million of subordinated debt ("Term Loan B"). Borrowings under the Revolver and Term Loan A were partially used to repay the senior subordinated loans ("Subordinated Loans") described below and $986,835 was recorded as a loss on the extinguishment of related party debt in the first quarter of 2014.

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

The Company had Subordinated Loans with two private lenders that also held equity interests of the Company, and therefore, are related parties. The full amount of the Subordinated Loans was repaid on January 29, 2014 through additional borrowings on the senior credit facility with Fifth Third Bank.

Line of Credit

At December 27, 2015, $16.2 million was outstanding on the Revolving Facility with TCB. Borrowings under the Revolving Facility bear interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. Additionally, the Company pays a unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

Borrowings under the Revolving Facility bore interest as follows at December 27, 2015:

$6,217,000	Base Rate	4.00%
3,000,000	LIBOR	3.57%
4,000,000	LIBOR	3.61%
3,000,000	LIBOR	3.77%
$16,217,000	Total

At December 28, 2014, $4.9 million was outstanding on the Revolver with Fifth Third Bank. Borrowings under the Revolver, bore interest at the 30-day LIBOR plus a margin that ranged from 3.00% to 3.75%.

Long Term Debt

Long-term debt consists of the following at:

	December 27, 2015	December 28, 2014
PC Subordinated Debt, principal and compounding deferred interest of 3% per annum due February 21, 2020. Interest is paid quarterly at an annual rate of 10%.	$15,051,250	$—
Term Loan A, payable to a bank in monthly installments of principal and interest with a maturity date of January 29, 2018. Interest was paid on a monthly basis at an annual interest rate of LIBOR plus a margin of 3.75% to 4.5%, determined by certain thresholds (3.75% at December 28, 2014).	—	9,187,500
Term Loan B, payable to a bank with principal due in a one lump-sum payment along with a compounding deferred fee of 1.5% per annum (recorded in accrued interest at December 28, 2014) with a maturity date of January 29, 2018. Interest was paid monthly at an annual rate of 11%.	—	8,000,000
Less deferred finance fees	(443,800)	(296,070)
Total long-term debt	14,607,450	16,891,430
Less current portion:
Long-term debt	—	(2,250,000)
Deferred finance fees	—	51,648
Long-term debt non-current portion	$14,607,450	$14,693,078

The Credit Agreement and the Senior Subordinated Credit Agreement contain customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreement); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service coverage ratio, minimum current ratio and maximum leverage ratio. As of December 27, 2015, the Company was in compliance with these covenants.

Maturities on the Revolving Facility and long-term debt obligations as of December 27, 2015, are as follows:

Fiscal Year Ending:
2016	$—
2017	—
2018	—
2019	16,217,000
2020	15,051,250
Thereafter	—
31,268,250
Less deferred finance fees:
Line of credit	(175,524)
Long-term debt	(443,800)
Total	$30,648,926

NOTE 10 - FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value, and establishes a market-based framework or hierarchy for measuring fair value. The standard is applicable whenever assets and liabilities are measured at fair value. The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1 - Observable inputs - quoted prices in active markets for identical assets and liabilities;

Level 2 - Observable inputs other than the quoted prices in active markets for identical assets and liabilities - includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets, for substantially the full term of the financial instrument; and

Level 3 - Unobservable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 27, 2015	December 28, 2014
Put option liability	Other long-term liabilities	Level 2	$—	$2,497,014

Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$11,047,281	$851,416

In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of InStaff, the Company granted a put option to certain holders of equity in BG Staffing, Inc. The decrease in value is partially the result of the sale of all shares that contained the put right to third parties which caused the put rights on those shares to expire. The liability was transferred from Level 3 to Level 2 during the third quarter 2015 due to an increased active market.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The Company is not currently a party to any material litigation; however in the ordinary course of our business the Company is periodically threatened with or named as a defendant in various lawsuits or actions. The principal risks that the Company insures against, subject to and upon the terms and conditions of various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employment practices, fiduciary liability, fidelity losses and director and officer liability.

Under the Company's bylaws, the Company’s directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. The Company also has an insurance policy for our directors and officers to insure them against liabilities arising from the performance of their positions with the Company or its subsidiaries. The Company has also entered into indemnification agreements with its directors and certain officers.

Employment Agreements

The CEO’s employment agreement was effective as of December 28, 2015 and continues until December 31, 2018 with successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to an amount equal to twelve months of base salary, bonus, and the amount of monthly COBRA premiums for he and his dependents, grossed-up for federal income taxes, for eighteen months. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to an amount equal to eighteen months of base salary, bonus, and the amount of monthly COBRA premiums for he and his dependents, grossed-up for federal income taxes, for eighteen months. Additionally, he will become 100% vested in any awards outstanding under the 2013 Plan or similar plan.

The CFO’s employment agreement was effective as of August 24, 2015 and continues until August 23, 2016 with successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to an amount equal to six months of base salary and bonus. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to an amount equal to twelve months of base salary, bonus, and the amount of monthly COBRA premiums for he and his dependents, grossed-up for federal income taxes, for twelve months. Additionally, he will become 100% vested in any awards outstanding under the 2013 Plan or similar plan.

NOTE 12 - EQUITY

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

The board of directors has declared the following cash dividends during 2015 and 2014:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
December 19, 2014	December 31, 2014	January 30, 2015	$0.15	$989,722
May 1, 2015	May 11, 2015	May 25, 2015	$0.25	1,811,161
June 18, 2015	July 20, 2015	July 31, 2015	$0.25	1,844,868
October 27, 2015	November 9, 2015	November 20, 2015	$0.25	1,846,655
Total				$6,492,406

NOTE 13 - SHARE-BASED COMPENSATION

Stock Issued

On June 24, 2014, under the 2013 Long-Term Incentive Plan (the "2013 Plan"), the board of directors authorized and the Company issued a total of 8,800 shares of stock to all the current Company’s employees. For the year ended 2014, the Company recognized $65,120 of compensation expense related to the stock issuance.

Stock Options

In December 2013, the board of directors adopted the 2013 Plan. Under the 2013 Plan employees, directors and consultants of the Company may receive incentive stock options and other awards. A total of 900,000 shares of common stock of BG Staffing, Inc. were initially reserved for issuance pursuant to the 2013 Plan. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock hereunder, such shares shall again be available for issuance under the 2013 Plan.

The term of each option shall be determined by the board of directors but shall not exceed 10 years. Unless otherwise specified in an option agreement, options shall vest and become exercisable on the following schedule: 20% immediately and 20% on each anniversary date of the grant date. Each option shall be designated as an incentive stock option (“ISO”) or a non-qualified option (“NQO”). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant date; provided, however, the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed below. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. The volatilities of those entities will continue to be considered unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s own stock volatility. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company expects to use historical data to estimate employee termination within the valuation model; separate groups of employees that have similar historical termination behavior are considered separately for valuation purposes. The Company believes these estimates and assumptions are reasonable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

For the years ended 2015 and 2014, the Company recognized $346,358 and $1,017,675 of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of December 27, 2015 amounted to $731,464 which is expected to be recognized over the next 3.0 years.

The following assumptions were used to estimate the fair value of share options for the years ended:

	2015		2014
Weighted-average fair value of options	$1.83		$2.84
Weighted-average risk-free interest rate	1.5%		1.3%
Weighted-average dividend yield	$1.00		$—
Weighted-average volatility factor	43.2%		49.0%
Weighted-average expected life	6.0	yrs	5.6	yrs

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 29, 2013	—	$—	0.0	$—
Granted	596,363	$6.51		$3,268
Exercised	(8,290)	$6.25		$48
Forfeited	(2,607)	$6.25		$15
Options outstanding at December 28, 2014	585,466	$6.52	9.1	$3,204
Granted	286,000	$11.03		$769
Exercised	(50,800)	$6.66		$264
Forfeited	(45,000)	$6.25		$279
Options outstanding at December 27, 2015	775,666	$8.19	8.7	$5,246

Options exercisable at December 28, 2014	297,366	$6.71	9.1	$2,449
Options exercisable at December 27, 2015	377,666	$7.30	8.3	$2,889

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 31, 2014	288,100	$3.02
Nonvested outstanding at December 31, 2015	398,000	$2.34

Warrant Activity

For the years ended 2015 and 2014, the Company recognized $6,523 and $110,413 of compensation cost related to warrants, respectively. There is no unamortized stock compensation expense as of December 27, 2015.

The following assumptions were used to estimate the fair value of warrants for the years ended:

	2015		2014
Weighted-average fair value of warrants	$2.43		$3.05
Weighted-average risk-free interest rate	0.9%		0.6%
Weighted-average dividend yield	$1.00		$0.35
Weighted-average volatility factor	49.0%		49.0%
Weighted-average expected life	5.0	yrs	4.1	yrs

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants (in thousands)
Warrants outstanding at December 29, 2013	224,205	$7.08	2.6	$—
Granted	121,375	$9.80		$266
Exercised	(18,458)	$4.51		$138
Expired	(300)	$4.51		$2
Warrants outstanding at December 28, 2014	326,822	$8.24	2.9	$1,226
Granted	77,970	$11.85		$146
Exercised	(102,510)	$4.68		$804
Expired	(168,449)	$10.85		$105
Warrants outstanding at December 27, 2015	133,833	$10.21	3.5	$634

Warrants exercisable at December 28, 2014	205,447	$7.32	2.0	$960
Warrants exercisable at December 27, 2015	133,833	$10.21	3.5	$634

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 31, 2014	121,375	$3.44
Nonvested outstanding at December 31, 2015	—	$—

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 14 - OPERATING LEASES

The Company is a party to leases for its facilities, expiring at various dates through fiscal year 2021. Total rental expense charged to operations amounted to $1,008,987 and $905,333 for years ended 2015 and 2014, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 27, 2015:

Fiscal year ending:
2016	$980,805
2017	723,787
2018	403,550
2019	330,192
2020	210,490
Thereafter	22,862
Total	$2,671,686

NOTE 15 - RELATED PARTY TRANSACTIONS

Through equity ownership in BG Staffing, Inc., the Company is affiliated with multiple investors. Two of these investors were private lenders that also held the Subordinated Loans (see Note 9), which were repaid on January 29, 2014. The Company recorded $986,835 as a loss on extinguishment of related party debt and related party interest expense of $213,322 for the year ended December 28, 2014. Some of our investors are also principals of Taglich Brothers. The Company paid fees to Taglich Brothers related to two equity transactions in 2014 and 2015 (see Note 12).

NOTE 16 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the "401(k) Plan") for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $257,314 and $200,562 to the 401(k) Plan in fiscal years 2015 and 2014, respectively.

NOTE 17 - BUSINESS SEGMENTS

The Company operates within three industry segments: Commercial, Multifamily and Professional. The Commercial segment provides temporary workers primarily to logistics customers needing a flexible workforce. The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, via property management companies responsible for the apartment communities day to day operations. The Professional segment provides temporary workers for IT customer projects and finance and accounting needs. The Company provides services through 36 offices and 16 on-site locations in 16 states to customers primarily within the United States of America.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	2015	2014
Revenue:
Commercial	$87,625,556	$81,883,012
Multifamily	43,196,739	34,348,562
Professional	86,711,561	56,578,977
Total	$217,533,856	$172,810,551

Depreciation:
Commercial	$92,750	$75,199
Multifamily	45,717	25,039
Professional	80,674	24,224
Corporate	119,566	57,347
Total	$338,707	$181,809

Amortization:
Commercial	$697,182	$965,438
Multifamily	150,833	150,833
Professional	4,357,018	3,343,468
Corporate	—	—
Total	$5,205,033	$4,459,739

Operating income:
Commercial	$5,386,764	$4,251,962
Multifamily	6,021,124	4,017,625
Professional	5,997,646	2,069,507
Corporate	(5,432,845)	(4,537,784)
Total	$11,972,689	$5,801,310

	2015	2014
Capital Expenditures:
Commercial	$148,913	$78,309
Multifamily	88,053	28,270
Professional	151,753	86,927
Corporate	174,450	134,428
Total	$563,169	$327,934

Total Assets:
Commercial	$20,820,483	$19,810,747
Multifamily	7,394,459	6,072,296
Professional	46,750,518	18,810,198
Corporate	9,434,097	8,582,719
Total	$84,399,557	$53,275,960

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$40,884,144	$49,781,392	$60,170,823	$66,697,497	$217,533,856
Gross Profit	$8,341,022	$10,865,918	$13,855,513	$14,844,253	$47,906,706
Loss on extinguishment of debt	$—	$—	$(438,507)	$—	$(438,507)
Change in fair value of put option	$(21,089)	$190,470	$(102,821)	$110,311	$176,871
Income before income taxes	$311,196	$2,308,405	$3,656,011	$2,439,796	$8,715,408
Net income	$164,236	$1,462,006	$2,214,678	$1,506,488	$5,347,408

Net income per share:
Basic	$0.02	$0.21	$0.30	$0.20	$0.76
Diluted	$0.02	$0.20	$0.29	$0.20	$0.73

Weighted-average shares outstanding:
Basic	6,598,145	6,978,414	7,359,632	7,383,346	7,079,459
Diluted	6,935,949	7,270,157	7,573,530	7,645,844	7,288,705

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$39,037,655	$42,829,920	$48,007,610	$42,935,366	$172,810,551
Gross Profit	$7,711,630	$8,465,235	$9,985,740	$8,364,613	$34,527,218
Loss on extinguishment of related party debt	$(986,835)	$—	$—	$—	$(986,835)
Change in fair value of put option	$12,922	$(239,163)	$(954,605)	$(3,562)	$(1,184,408)
Income (loss) before income taxes	$(1,913,681)	$746,147	$1,120,797	$991,435	$944,698
Net income (loss)	$(1,530,100)	$246,537	$365,162	$489,537	$(428,864)

Net income (loss) per share:
Basic	$(0.27)	$0.04	$0.07	$0.08	$(0.08)
Diluted	$(0.27)	$0.04	$0.06	$0.08	$(0.08)

Weighted-average shares outstanding:
Basic	5,598,847	5,599,331	5,608,301	5,787,941	5,648,605
Diluted	5,598,847	5,675,731	5,752,314	6,097,709	5,648,605

NOTE 19 - SUBSEQUENT EVENT

On January 26, 2016, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on February 19, 2016 to all shareholders of record as of the close of business on February 8, 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2015, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 27, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

 Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of the 2015 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

 Item 14. Principal Accountant Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of BG Staffing, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm are contained in Item 8 of Part II of this Annual Report on Form 10-K as indicated:

(2)	Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
See the list of exhibits in the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2016.

BG STAFFING, INC.

By:	/s/ L. Allen Baker, Jr.
Name: L. Allen Baker, Jr.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2016.

/s/ L. Allen Baker, Jr.	President and Chief Executive Officer and Director
L. Allen Baker, Jr.	(Principal Executive Officer)

/s/ Dan Hollenbach	Chief Financial Officer and Secretary
Dan Hollenbach	(Principal Financial and Accounting Officer)

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Richard L. Baum, Jr.	Director
Richard L. Baum, Jr.

/s/ Paul A. Seid	Director
Paul A. Seid

/s/ C. David Allen, Jr.	Director
C. David Allen, Jr.

EXHIBIT INDEX

Exhibit No.	Description
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

2.3
Asset Purchase Agreement, dated as of February 23, 2015, between BG Finance and Accounting, Inc., BG Staffing, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from the registrant’s Form 8-K filed on February 27, 2015)

2.4*	First Amendment to Asset Purchase Agreement, dated as of December 15, 2015, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC

2.5
Asset Purchase Agreement, dated as of September 28, 2015, between BG Staffing, LLC, as Buyer, Vision Technology Services, Inc., Vision Technology Services, LLC and VTS-VM, LLC, collectively, as Sellers, and M. Scott Cerasoli and Robert Troska, Collectively, as the Selling Persons (incorporated by reference from the registrant’s Form 8-K filed on September 30, 2015)

3.1
Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

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

10.3**	BG Staffing, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from the registrant’s registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013)

10.4**	Form of Nonqualified Stock Option Agreement (Vested Options) (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.5**	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.6**	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.7**	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.8
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

10.9
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

10.10
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

10.11
Securities Purchase Agreement, dated as of December 10, 2014, by and between BG Staffing, Inc. and the investors set forth on the signature pages thereto (incorporated by reference from the registrant’s Form 8-K filed on December 11, 2014)

10.12
Form of Warrant to Purchase Common Stock issued by BG Staffing, Inc. to designees of Taglich Brothers, Inc. in connection with private placement (incorporated by reference from the registrant’s Form 8-K filed on December 11, 2014)

10.13	Form of Subscription Agreement between BG Staffing, Inc. and the investors party thereto (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 5, 2015)

10.14
Placement Agent Agreement, dated May 4, 2015, between BG Staffing, Inc., Taglich Brothers, Inc., and National Securities Corporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 5, 2015)

10.15
Credit Agreement, dated as of August 21, 2015, among BG Staffing, Inc., as borrower, the lenders from time to time party thereto, and Texas Capital Bank, National Association, as administrative agent, swing line lender, sole lead arranger, and sole book runner (incorporated by reference from registrant’s Form 8-K filed August 25, 2015)

10.16
Senior Subordinated Credit Agreement, dated as of August 21, 2015, among BG Staffing, Inc., as borrower, the lenders from time to time party thereto, and Patriot Capital III SBIC, L.P., as administrative agent (incorporated by reference from registrant’s Form 8-K filed August 25, 2015)

10.17**	Separation Agreement, dated as of August 24, 2015, between BG Staffing, Inc., the Company, and Michael A. Rutledge (incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2015)

10.18**	Amendment to Separation Agreement, dated as of August 28, 2015, between BG Staffing, Inc. and Michael A. Rutledge (incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2015)

10.19**
Employment Agreement, entered into October 27, 2015 to be effective as of August 24, 2015, between BG Staffing, Inc. and Dan Hollenbach (incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2015)

10.20**
Executive Employment Agreement, entered into January 26, 2016 to be effective as of December 28, 2015, between B G Staff Services, Inc. and L. Allen Baker, Jr. (incorporated by reference from registrant’s Form 8-K filed February 1, 2016)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

†
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.