Form 10-K/A
period 2015-12-27
BG Staffing, Inc.
filed 2016-04-25
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K/ A
(Amendment No. 1)
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 26, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was 67,392,000 (based on the closing sale price of the Registrant's common stock on such date as reported on the NYSE MKT).

As of April 25, 2016, there were 7,398,762 shares of the Registrant’s common stock outstanding.

Explanatory Note

BG Staffing, Inc. (the “Company”, “we”, “our”) is filing this Amendment No. 1 on Form 10-K/A (the Amendment) to amend our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, originally filed with the Securities and Exchange Commission (the SEC) on March 7, 2016 (the Original Form 10-K), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Original Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, with the only changes being the filing of new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer, with paragraphs 3, 4 and 5 omitted as no financial statements or other applicable information are contained within this Amendment. This Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our board of directors consists of five directors. Our board of directors has determined that the following directors are “independent” as defined under the rules of the NYSE MKT: Richard L. Baum, Jr., Paul A. Seid, C. David Allen, Jr., and Douglas E. Hailey. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:

•	Our Class I director is L. Allen Baker, Jr., and the term of such director will expire at the 2018 annual meeting of stockholders;

•	Our Class II directors are Richard L. Baum, Jr. and Paul A. Seid, and the term of each director will expire at the 2016 annual meeting of stockholders; and

•	Our Class III directors are C. David Allen, Jr. and Douglas E. Hailey, and the term of each director will expire at the 2017 annual meeting of stockholders.
As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Board Leadership and Role in Risk Oversight

Meetings of our board of directors are presided over by L. Allen Baker, Jr. Our board of directors does not have a chairperson. Our board of directors believes that L. Allen Baker, Jr. is currently best situated to preside over meetings of our board of directors because of his familiarity with our business and ability to effectively identify strategic priorities and lead the discussion and execution of strategy.

Our board of directors oversees the risk management activities designed and implemented by our management. Our board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our board of directors receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our board of directors delegates to the Audit Committee oversight of our risk management process. Our other board of directors committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Committees of the Board of Directors
The standing committees of our board of directors consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of the committees reports to our board of directors as they deem appropriate and as our board may request. The composition, duties and responsibilities of these committees are set forth below.
Audit Committee
The Audit Committee is responsible for, among other matters: (1) appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them; (2) overseeing our independent registered public accounting firm’s qualifications, independence and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; (6) reviewing and approving related person transactions; and (7) overseeing the risk management process.

Our Audit Committee consists of C. David Allen, Jr., Richard L. Baum, Jr. and Douglas E. Hailey. We believe that each qualifies as independent directors according to the rules and regulations of the SEC and NYSE MKT with respect to audit committee membership. We also believe that Mr. Hailey qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available on our corporate website under the investor relations tab at www.bgstaffing.com. The information on our website is not part of this Annual Report.
Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, president and chief executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to the 2015 fiscal year.

 Our Compensation Committee consists of C. David Allen, Jr., Richard L. Baum, Jr. and Paul A. Seid. Our board of directors has adopted a written charter for the Compensation Committee, which is available on our corporate website under the investor relations tab at www.bgstaffing.com. The information on our website is not part of this Annual Report.
Nominating and Corporate Governance Committee
We have a Nominating and Corporate Governance Committee, which identifies, evaluates and recommends qualified nominees to serve on our board of directors, develops and oversees our internal corporate governance processes and maintains a management succession plan. Our Nominating and Corporate Governance Committee charter defines the committee’s primary duties. The Nominating and Corporate Governance Committee will evaluate nominees for director, including nominees recommended by stockholders, using all relevant criteria, including diversity of experience and background. The Nominating and Corporate Governance Committee will consider any director candidates recommended by the Company’s stockholders provided that the notice and information requirements specified by Section 2.06(b)–(c) of the Bylaws (relating to direct stockholder nominations) are complied with. Our Nominating and Corporate Governance Committee consists of Richard L. Baum, Jr., Douglas E. Hailey, and Paul A. Seid. A copy of the Nominating and Corporate Governance Committee’s charter is posted on our website at www.bgstaffing.com. The information on our website is not part of this Annual Report.
Other Committees
Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Family Relationships
There are no family relationships among any of our executive officers or any of our directors.

Directors

C. David Allen, Jr.

Independent Director
Age: 52
Director Since: 2014
Committees Served: Audit Committee, Compensation Committee

Since 2015, Mr. Allen has served as Chief Financial Officer of Graebel Vanlines Holdings, LLC, a provider of commercial and residential logistics, moving and storage services.  Prior to Graebel, from 2009 to 2015, Mr. Allen served as an officer of Snelling Services, LLC, a workforce solutions, contract and temporary staffing services provider. From 2010 to 2015, Mr. Allen served as President and Chief Executive Officer. From 2009 to 2010 he served as Chief Financial Officer. Prior to Snelling, Mr. Allen served for three years as Chief Operating Officer and six years as Chief Financial Officer for Telvista Inc., a business process outsourcer providing customer relationship management solutions. He earned a Master of Business Administration from the Tuck School at Dartmouth College in 1993 and received a Bachelor of Business Administration from Stephen F. Austin State University with honors in 1986. Our board of directors benefits from Mr. Allen extensive experience in the temporary staffing industry.

L. Allen Baker, Jr.

President and Chief Executive Officer
Age: 66
Director Since: 2013
L. Allen Baker, Jr. joined the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) in 2008 while serving as the Executive Vice President/Chief Financial Officer of Impact Confections, Inc., a confections manufacturing company in Colorado, a position Mr. Baker held from 2002 through 2009 and was appointed to our board of directors in November 2013. He began serving as President and Chief Executive Officer of BG Staffing in 2009. From 1985 to 2002, Mr. Baker served as Executive Vice President and Chief Financial Officer of Piping Design Services, Inc. d/b/a PDS Technical Services, a national, privately held staffing company headquartered in the Dallas/Fort Worth area, with operations in 43 states. Prior to this position, he worked at Core Laboratories, Inc. as the Corporate Controller from 1980 to 1985 and as Data Processing Manager from 1976 to 1980. Mr. Baker held several computer programmer positions prior to joining Core Laboratories, Inc. He has a Bachelor of Science in Mathematics with a minor in Computer Information Systems from West Texas State University and an Master of Business Administration from the University of Dallas. Our board of directors benefits from Mr. Baker extensive experience in the temporary staffing industry.

Richard L. Baum, Jr.

Independent Director
Age: 55
Director Since: 2013
Committees Served: Audit Committee, Compensation Committee (Chair), Nominating and Corporate Governance Committee (Chair)

Richard L. Baum, Jr. served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) since its inception and was appointed to serve on our board of directors in November 2013. Mr. Baum joined Taglich Private Equity LLC in 2005 and currently is an active director with a number of private companies where Taglich has an investment. Prior to joining Taglich, Mr. Baum led a group that purchased a private equity portfolio from Transamerica Business Credit. From 1998 to 2003, Mr. Baum was a Managing Director in the small business merger and acquisition practices of Wachovia Securities and its predecessor, First Union Securities. From 1988 through 1998, Mr. Baum was a Principal with the Mid-Atlantic Companies, Ltd., a financial services firm acquired by First Union in 1998. Mr. Baum received a Bachelor of Science from Drexel University and a Master of Business Administration from the Wharton School of the University of Pennsylvania. Our board of directors benefits from Mr. Baum perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

 Douglas E. Hailey

Independent Director
Age: 54
Director Since: 2013
Committees Served: Audit Committee (Chair), Nominating and Corporate Governance Committee

Douglas E. Hailey served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) since its inception and was appointed to our board of directors in November 2013. Mr. Hailey is the managing director of Taglich Private Equity LLC. Mr. Hailey joined Taglich Brothers, Inc. in 1994 as Head of Investment Banking and is an employee, not a partner, director, shareholder or executive officer. Taglich Brothers, Inc. is not an affiliate of Taglich Private Equity LLC. He co-led the private equity initiative in 2001 and currently participates in evaluating and executing new investments. Prior to joining Taglich Brothers, Mr. Hailey spent five years with Weatherly Financial Group, assisting in sponsoring leveraged buyouts and five years in structured finance lending at Heller Financial and the Bank of New York. He received a Bachelor of Business Administration from Eastern New Mexico University and a Master of Business Administration in Finance from the University of Texas. Our board of directors benefits from Mr. Hailey perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

Paul A. Seid

Independent Director
Age: 68
Director Since: 2014
Committees Served: Compensation Committee, Nominating and Corporate Governance Committee

Since 2010, Mr. Seid has served on the board of directors of BioVentrix, a medical device company. For the past three years he has served as Chief Executive Officer of RST Automation, a hospital instrumentation automation developer which was established 2004. For the past sixteen years he has been President of Strategic Data Marketing, a research and data collection company. He has also founded, bought and/ or sold over twenty companies in Asia, Europe, North, and South America. Mr. Seid graduated from Queen’s College, a division of the City University of New York, in 1968 with a Bachelor’s degree in Political Science. Mr. Seid has held numerous other board of directors and consulting positions. Our board of directors benefits from Mr. Seid extensive experience growing diverse businesses.

Executive Officers
Our board of directors appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our board of directors and until their successors are appointed, or until the earlier of their death, resignation or removal.

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

L. Allen Baker, Jr.	66	President and Chief Executive Officer
Dan Hollenbach	60	Chief Financial Officer and Secretary

L. Allen Baker, Jr. joined the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) in 2008 while serving as the Executive Vice President/Chief Financial Officer ("CFO") of Impact Confections, Inc., a confections manufacturing company in Colorado, a position Mr. Baker held from 2002 through 2009 and was appointed to our board of directors in November 2013. He began serving as President and Chief Executive Officer of BG Staffing in 2009. From 1985 to 2002, Mr. Baker served as Executive Vice President and Chief Financial Officer of Piping Design Services, Inc. d/b/a PDS Technical Services, a national, privately held staffing company headquartered in the Dallas/Fort Worth area, with operations in 43 states. Prior to this position, he worked at Core Laboratories, Inc. as the Corporate Controller from 1980 to 1985 and as Data Processing Manager from 1976 to 1980. Mr. Baker held several computer programmer positions prior to joining Core Laboratories, Inc. He has a Bachelor of Science in Mathematics with a minor in Computer Information Systems from West Texas State University and a Master of Business Administration from the University of Dallas.

Dan Hollenbach joined as CFO and Secretary on August 24, 2015. Prior to joining the Company, Mr. Hollenbach was the CFO of Cybergy Holdings, Inc. (OTC: CYBG), an advisory service and products company for the federal and state governments, and commercial clients, from May 2014 to August 2015. Prior to this position, he led the consulting practice for Robert Half Management Resources in Colorado from June 2010 to May 2014. From August 2004 to July 2009, Dan was the CFO for Global Employment Holdings (OTC: GEYH), a national staffing, consulting and professional employer organization company. Mr. Hollenbach began his career in the Audit and Assurance Services practice of EY before entering the corporate world. He has over three decades of experience in corporate accounting and finance, including expertise in initial public offerings, SEC reporting, mergers and acquisitions, SarbanesOxley, treasury management, process improvement, and all phases of audit, tax, and reporting. Additionally, he has served on audit committees and led negotiations of multiple senior debt restructurings. He is a CPA in State of Texas, holds a Chartered Global Management Accountant certification, and received his B.B.A. in accounting from Texas Tech University.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer and our chief financial officer (who is our principal accounting officer). Our Code of Ethics is available on our website at www.bgstaffing.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under

Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website at the above address. Our website is not part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to the 2015 fiscal year were timely made.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for 2015 and the positions they held with the company as of December 27, 2015 are:

•	L. Allen Baker, Jr., our President and Chief Executive Officer;

•	Dan Hollenbach, our Chief Financial Officer and Secretary; and

•	Michael A. Rutledge, who served as our Chief Financial Officer and Secretary until August 2015.

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During 2015, we had only three executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

L. Allen Baker, Jr.(1) President and Chief Executive Officer	2015	$325,000	$278,750	(2)	$—	$54,814	$—	$—	$19,733	(3)	$678,297
	2014	$325,000	$32,500	(4)	$509	$929,683	$—	$—	$20,925	(5)	$1,308,617

Michael A. Rutledge Chief Financial Officer and Secretary	2015	$142,152	$—		$—	$—	$—	$—	$57,106	(6)	$199,258
	2014	$210,000	$—		$549	$149,568	$—	$—	$20,134	(7)	$380,251

Dan Hollenbach Chief Financial Officer and Secretary	2015	$76,729	$17,500		$—	$119,921	$—	$—	$19,863	(8)	$234,013
	2014	$—	$—		$—	$—	$—	$—	$—		$—

(*)
The amounts reflects the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 Share-based Compensation to the audited consolidated financial statements included in the Original Form-K.

(1)	Mr. Baker also serves on our board of directors, but does not receive additional compensation to do so.

(2)	Includes $178,750 of 2015 bonus was earned in 2015 and $100,000 discretionary bonus paid in 2015.

(3)	Includes $11,750 representing matching 401(k) contributions made by us and $7,983 in medical benefits.

(4)	2014 bonus was earned in 2014 and paid in 2015.

(5)	Includes $11,750 representing matching 401(k) contributions made by us and $9,175 in medical benefits.

(6)	Includes $5,525 representing matching 401(k) contributions made by us, $11,062 in medical benefits, and $40,519 in relation to his amended separation agreement effective August 24, 2015.

(7)	Includes $20,099 in medical benefits and $35 of other perquisites.

(8)	Includes $19,825 in taxable moving expenses and $38 of other perquisites.

Agreements with Executive Officers

President and Chief Executive Officer

On February 1, 2016, we executed an employment agreement effective December 28, 2015 with L. Allen Baker, Jr., pursuant to which Mr. Baker serves as our President and Chief Executive Officer. The contract is effective through December 31, 2018 and automatically renews for successive one-year periods until terminated in accordance with its terms. We refer to each of these one-year periods as employment periods. Mr. Baker’s annual compensation is evaluated annually, but may not be less than $375,000 per year. Mr. Baker received an annual base salary of $325,000 for the fiscal year-ended December 27, 2015.

Mr. Baker is eligible to receive an annual cash bonus based on our adjusted EBITDA (as defined in the employment agreement). At the beginning of each calendar year, our board of directors approves an operating adjusted EBITDA budget. If we achieve:

•
at least 85% of the approved adjusted EBITDA budget for the fiscal year, then Mr. Baker receives a cash bonus in an amount equal to 10% his annual base salary for the applicable employment period in which the calendar year ends (or such greater amount as decided by our board of directors);

•
at least 95% of the approved adjusted EBITDA budget for the fiscal year, then Mr. Baker receives a cash bonus in an amount equal to 25% of his annual base salary for the applicable employment period in which the calendar year ends (or such other greater amount as decided by our board of directors);

•
at least 100% of the approved adjusted EBITDA budget for the fiscal year, then Mr. Baker receives a cash bonus in an amount equal to 40% of his annual base salary for the applicable employment period in which the calendar year ends (or such other greater amount as decided by our board of directors); and

•
at least 110% of the approved adjusted EBITDA budget for the fiscal year, then Mr. Baker receives a cash bonus in an amount equal to 55% of his annual base salary for the applicable employment period in which the calendar year ends (or such other greater amount as decided by our board of directors).

In the event that Mr. Baker’s employment is terminated by us without cause or by Mr. Baker for good reason, Mr. Baker will receive as severance installments equal to twelve months of base salary plus COBRA premiums for 18 months. In the event that Mr. Baker’s employment is terminated without cause or for good reason within one year of a change in control (as defined in the employment agreement), Mr. Baker will receive as severance installments his base salary plus COBRA premiums for Mr. Baker and his dependents for 18 months. Mr. Baker will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Mr. Baker’s execution of a separation agreement including a general release. In the event that Mr. Baker’s employment is terminated by us for cause, or by Mr. Baker other than for good reason, we will pay to Mr. Baker any monthly salary, bonus payable but unpaid, unused vacation, and expense reimbursements, earned or due to Mr. Baker but unpaid.

We and Mr. Baker have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement. Pursuant to the agreement, Mr. Baker generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of 18 months following his termination, not to solicit our customers, interfere with our customer and supplier relationships, or solicit our employees. Mr. Baker also agrees not to compete with us for a period of 12 months or for the period during which he is entitled to severance payments (if longer).

Mr. Baker was granted stock options in 2014 and 2015 as further described under “Outstanding Equity Awards” below.

Chief Financial Officer

On October 27, 2015, we executed an employment agreement effective August 24, 2015 with Dan Hollenbach pursuant to which Mr. Hollenbach serves as our Chief Financial Officer and Secretary. The contract is effective through August 23, 2016 and automatically renews for successive one-year periods until terminated in accordance with its terms. We refer to each of these one-year periods as employment periods. Mr. Hollenbach's annual compensation is evaluated annually, but may not be less than $210,000 per year. Mr. Hollenbach received an annual base salary of $210,000 pro rated for the fiscal year-ended December 27, 2015.

Mr. Hollenbach is eligible to receive an annual cash bonus based on achieving certain fiscal year objectives as determined by us and Mr. Hollenbach is in our employment on the date such bonus amount is paid. For purposes of the 2015 fiscal year only, Mr Hollenbach was eligible to receive a discretionary bonus in the gross lump sum amount $17,500. Mr. Hollenbach shall be reimbursed for moving and relocation costs and temporary living expenses not to exceed $33,000.

In the event that Mr. Hollenbach’s employment is terminated by us without cause or by Mr. Hollenbach for good reason, Mr. Hollenbach will receive as severance installments equal to six months of base salary. In the event that Mr. Hollenbach’s employment is terminated without cause or for good reason within one year of a change in control, Mr. Hollenbach will receive as severance installments his base salary plus COBRA premiums for Mr. Hollenbach and his dependents for 12 months. Mr. Hollenbach will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Mr. Hollenbach’s execution of a separation agreement including a general release. In the event that Mr. Hollenbach’s employment is terminated by us for cause, or by Mr. Hollenbach other than for good reason, we will pay to Mr. Hollenbach any monthly salary, bonus payable but unpaid, unused vacation, and expense reimbursements, earned or due to Mr. Hollenbach but unpaid.

We and Mr. Hollenbach have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement. Pursuant to the agreement, Mr. Hollenbach generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of 18 months following his termination, not to solicit our customers, interfere with our customer and supplier relationships, or solicit our employees. Mr. Hollenbach also agrees not to compete with us for a period of 12 months after termination.

Mr. Hollenbach was granted stock options as further described under “Outstanding Equity Awards” below.

Michael A. Rutledge resigned as CFO and Secretary in August of 2015. Mr. Rutledge further agreed not to disclose our confidential information (as defined in the agreement) and, for a period of one year following his termination, not to compete with us, solicit our customers, employees or vendors, or interfere with our employee, contractor, customer or supplier relationships.

Outstanding Equity Awards

The following table presents outstanding equity awards as of December 27, 2015. No unvested stock awards were outstanding as of December 27, 2015.

Name (*)	Option Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)		(b)	(c)		(d)	(e)	(f)

L. Allen Baker, Jr.	06/09/2015	6,000	24,000	(1)	—	$11.00	06/09/2025
	02/06/2014	170,271	—	(2)	—	$6.25	02/06/2024
	02/06/2014	17,402	—	(2)	—	$12.50	02/06/2024
	02/06/2014	28,000	42,000	(3)	—	$6.25	02/06/2024
	02/06/2014	32,000	48,000	(4)	—	$6.25	02/06/2024

Dan Hollenbach	10/27/2015	13,000	52,000	(5)	—	$11.07	10/27/2025

(*)	Michael A. Rutledge held no options at December 27, 2015.

(1)	Nonqualified stock options vested one-fifth on June 9, 2015 and the remainder of the options vest in four equal annual increments beginning on June 9, 2016.

(2)	Nonqualified stock options vested in full on the date of grant

(3)	Nonqualified stock options vested one-fifth on February 6, 2014 and the remainder of the options vest in four equal annual increments beginning on February 6, 2015.

(4)	Incentive stock options vested one-fifth on February 6, 2014 and the remainder of the options vest in four equal annual increments beginning on February 6, 2015.

(5)	Incentive stock options vested one-fifth on October 27, 2015 and the remainder of the options vest in four equal annual increments beginning on October 27, 2016.

Each option is subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each option is further subject to the terms and conditions set forth in the 2013 Plan and in the applicable Stock Option Agreement.

Vesting Equity Awards

No stock awards were granted to our named executive officers during 2015.

Michael A. Rutledge

Micheal A. Rutledge acquired 20,000 shares of our common stock upon the exercise of incentive stock options in a cash exercise, each option with a $6.25 exercise price per share. The value realized on exercise was $103,000, which represented the difference between the fair value per share and the exercise price per share, multiplied by the number of shares exercised.

2013 Long-Term Incentive Plan

Our board of directors adopted our 2013 Plan effective December 20, 2013, and was approved by our shareholders on February 6, 2014. Our 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.

A total of 900,000 shares of our common stock were originally reserved for issuance pursuant to our 2013 Plan.

For more details on our 2013 Plan, see our registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013.

Director Compensation

Set forth below is a summary of the components of compensation payable to our non-management directors.

Cash Compensation

We reimburse each member of our board of directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of our board of directors and any committees thereof, including, without limitation, reasonable travel, lodging and meal expenses. Each director who is not also an employee or officer of the Company is also entitled to (i) annual retainer of $15,000 for their service on our board of directors, (ii) an annual retainer of $5,000 for each committee on which the director serves, and (iii) an annual retainer of $25,000 for audit and $10,000 for all other committee chairs on which the director serves.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairman of the Board ($)	Total ($)

C. David Allen, Jr.	$15,000	$5,000	$5,000	$—	$—	$25,000
Richard L. Baum, Jr.	$15,000	$5,000	$15,000	$15,000	$—	$50,000
Douglas E. Hailey	$15,000	$30,000	$—	$5,000	$—	$50,000
Paul A. Seid	$15,000	$—	$5,000	$5,000	$—	$25,000

Equity Compensation

On June 9, 2015, the Compensation Committee granted nonqualified stock options to the following directors of the Company: Douglas E. Hailey (3,750 options with a $11.00 exercise price per share), Paul A. Seid (3,750 options with a $11.00 exercise price per share), C. David Allen, Jr. (3,750 options with a $11.00 exercise price per share) and Richard L. Baum, Jr. (3,750 options with a $11.00 exercise price per share). The nonqualified stock options will expire on June 9, 2025, one-fifth of the non-qualified stock options vested on June 9, 2015 and the remainder of the nonqualified stock options will vest in four equal annual increments beginning on June 9, 2016. Each option is subject to the condition that the optionee will have remained as a director through such vesting dates, and each option is subject to the terms and conditions set forth in the 2013 Plan and in the Nonqualified Stock Option Agreement between the Company and each optionee.

Director Compensation for 2015

The table below sets forth the compensation payable to our non-management directors for service during 2015 fiscal year.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (*)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

C. David Allen, Jr.	$25,000	$—	$6,852	$—	$—	$—	$31,852
Richard L. Baum, Jr.	$50,000	$—	$6,852	$—	$—	$—	$56,852
Douglas E. Hailey	$50,000	$—	$6,852	$—	$—	$—	$56,852
Paul A. Seid	$25,000	$—	$6,852	$—	$—	$—	$31,852

*
The amounts reflects the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 Share-based Compensation to the audited consolidated financial statements included in the Original Form-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 25, 2016 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 7,398,762 shares of common stock outstanding as of April 25, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of April 25, 2016 through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BG Staffing, Inc., 5850 Granite Parkway Drive, Suite 730, Plano, Texas 75024.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

Dan Hollenbach	13,000	(1)	*
L. Allen Baker, Jr.	472,192	(2)	6.1%
Douglas E. Hailey	108,519	(3)	1.5%
Richard L. Baum, Jr.	81,596	(4)	1.1%
C. David Allen, Jr.	5,250	(5)	*
Paul A. Seid	75,147	(6)	1.0%
All executive officers and directors as a group (6 total)	755,704		9.8%
Micheal A. Rutledge	20,050		*
Michael N. Taglich (9)	621,534	(7)	8.4%
Robert F. Taglich (9)	474,867	(8)	6.4%

*	Less than 1%.
(1)	Includes 13,000 shares of common stock issuable upon exercise of stock options.
(2)	Includes 289,673 shares of common stock issuable upon exercise of stock options and 182,519 shares of common stock held by a trust.
(3)	Includes 16,748 shares of common stock issuable upon exercise of stock options.
(4)
Includes 5,250 shares of common stock issuable upon exercise of stock options, 65,111 shares of common stock held by a private investment company controlled by Mr. Baum, and 5,388 shares of common stock held by a family trust.

(5)	Includes 5,250 shares of common stock issuable upon exercise of stock options.
(6)	Includes 5,250 shares of common stock issuable upon exercise of stock options.

(7)
Includes 41,870 shares of common stock held by a private investment company controlled by Mr. Taglich, 10,000 shares of common stock held by a partnership 50% controlled by Mr. Taglich, 63,433 shares of common stock registered in the name of an individual third party but over which Mr. Taglich has voting and investment control, 34,777 shares of common stock issuable upon exercise of warrants to purchase shares of common stock, and 12,204 shares of common stock held by Mr. Taglich as custodian for third parties.

(8)
Includes 220 shares of common stock registered in the name of an individual third party but over which Mr. Taglich has voting and investment control, 10,000 shares of common stock held by a partnership 50% controlled by Mr. Taglich, 31,257 shares of common stock issuable upon exercise of warrants to purchase shares of common stock, and 4,950 shares of common stock held by Mr. Taglich as custodian for third parties.

(9)	The address of Michael N. Taglich and Robert F. Taglich is c/o Taglich Brothers, Inc., 790 New York Avenue, Suite 209, Huntington, New York 11743.

Equity Compensation Plans
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plans in this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policy on Review and Approval of Transactions with Related Persons
Our board of directors is currently primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. Our Audit Committee is responsible for the review, approval and ratification of “related-person transactions” between us and any related person. Under SEC rules, a related person is a director, executive officer, nominee for director or beneficial holder of more than of 5% of any class of our voting securities or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the Audit Committee will consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•	any other matters the Audit Committee deems appropriate.
Any member of the Audit Committee who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

2015 Registered Offering
On May 6, 2015, the Company issued and sold 636,500 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price of $7,001,500 in cash. The purchase price was $11.00 per share, which constituted approximately 9.6% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Securities Purchase Agreement. In connection with the closing, we paid Taglich Brothers, Inc., as placement agent, commissions of approximately $420,090. Michael N. Taglich and Robert F. Taglich are co-founders of Taglich Brothers, Inc. and the beneficial owners of more than 5% of our common stock.

2014 Private Placement
In December 2014, we sold an aggregate of 963,750 shares of our common stock to various accredited investors in a private placement at a price of $9.75 per share. In connection with the private placement, we paid Taglich Brothers, Inc., as placement agent, commissions of approximately $751,725. We also issued to designees of Taglich Brothers warrants to purchase 96,375 shares of our common stock. The warrants are exercisable at any time commencing on the sixth month anniversary of the issuance date in whole or in part, at an initial exercise price per share of $9.75, and may be exercised in a cashless exercise. The exercise price and number of shares of common stock issuable under the warrants are subject to adjustments for stock dividends, splits, combinations and similar events. The warrants expire on the fifth anniversary of the date of issuance. The holders of the warrants are also entitled to certain registration rights. Michael N. Taglich and Robert F. Taglich are co-founders of Taglich Brothers, Inc. and the beneficial owners of more than 5% of our common stock.

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in 2015 and 2014 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during the fiscal year ended December 27, 2015 and during the fiscal year ended December 28, 2014 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for the fiscal years ended December 27, 2015 and December 28, 2014 are set forth below.

	2015	2014

Audit Fees (1)	$237,962	$177,236
Audit-Related Fees (2)	121,735	27,117
Tax Fees	—	—
All Other Fees	—	—
Total	$359,697	$204,353

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and services related to our acquisitions.
(2)	These fees consist principally of fees related to the preparation of SEC registration statements and U.S. Department of Labor filings.

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for the fiscal year ending December 25, 2016 and has served in this capacity since 2013. Our board of directors has further directed that we submit the selection of our independent registered public accounting firm for ratification by our stockholders at the 2016 annual meeting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2016.

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

2.6*	Second Amendment to Asset Purchase Agreement, dated as of March 9, 2016, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC
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

21.1***	List of Subsidiaries of the Registrant
23.1***	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
***	Previously filed.
†
Previously furnished. This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.