Form 10-Q
period 2016-03-27
BG Staffing, Inc.
filed 2016-04-28
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016
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

The number of shares outstanding of the registrant’s common stock as of April 28, 2016 was 7,398,762.

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

You can identify these and other forward-looking statements by the use of words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” "might," "aims," "scheduled," “will,” “should,” “would,” “could,” “potential,” “future,” “continue,” “ongoing,” “forecast,” “project,” “target” and similar expressions, and variations or negatives of these words.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the availability of workers’ compensation insurance coverage at commercially reasonable terms;

•	the availability of qualified temporary workers;

•	compliance with federal and state labor and employment laws and regulations and changes in such laws and regulations;

•	the ability to compete with new competitors and competitors with superior marketing and financial resources;

•	management team changes;

•	the favorable resolution of current or future litigation;

•	the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;

•	the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;

•	adverse changes in the economic conditions of the industries or markets that we serve;

•	disturbances in world financial, credit, and stock markets;

•	unanticipated changes in regulations affecting the company’s business;

•	a decline in consumer confidence and discretionary spending;

•	the general performance of the U.S. and global economies;

•	continued or escalated conflict in the Middle East; and

•
other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

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

PART I—FINANCIAL INFORMATION
Item  1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 27, 2016	December 27, 2015
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $449,823 and $446,548 at 2016 and 2015, respectively)	$30,128,744	$32,324,284
Prepaid expenses	863,231	861,146
Other current assets	203,491	134,170
Total current assets	31,195,466	33,319,600

Property and equipment, net	1,614,705	1,489,061

Other assets
Deposits	2,339,743	2,233,410
Deferred income taxes, net	8,699,932	8,411,792
Intangible assets, net	28,090,227	29,761,035
Goodwill	9,184,659	9,184,659
Total other assets	48,314,561	49,590,896
Total assets	$81,124,732	$84,399,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued interest	$601,839	$627,638
Accounts payable	1,014,270	1,572,195
Accrued payroll and expenses	12,231,374	11,554,868
Accrued workers’ compensation	953,453	788,878
Contingent consideration, current portion	5,546,208	6,856,121
Other current liabilities	513,101	1,459,838
Income taxes payable	881,671	444,165
Total current liabilities	21,741,916	23,303,703

Line of credit (net of deferred finance fees of $163,556 and $175,524 for 2016 and 2015, respectively)	14,902,444	16,041,476
Long-term debt (net of deferred finance fees of $420,304 and $443,800 for 2016 and 2015, respectively)	14,746,339	14,607,450
Contingent consideration, less current portion	4,426,842	4,191,160
Other long-term liabilities	321,717	327,344
Total liabilities	56,139,258	58,471,133

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 7,393,762 and 7,387,955 shares issued and outstanding for 2016 and 2015, respectively	73,938	73,880
Additional paid in capital	20,517,791	20,446,948
Retained earnings	4,393,745	5,407,596
Total stockholders’ equity	24,985,474	25,928,424
Total liabilities and stockholders’ equity	$81,124,732	$84,399,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen Week Periods Ended March 27, 2016 and March 29, 2015

	Thirteen Weeks Ended
	2016	2015
Revenues	$59,550,986	$40,884,144
Cost of services	46,204,356	32,543,122
Gross profit	13,346,630	8,341,022
Selling, general and administrative expenses	8,902,999	6,348,428
Depreciation and amortization	1,781,470	1,128,593
Operating income	2,662,161	864,001
Interest expense, net	(1,279,657)	(531,716)
Change in fair value of put option	—	(21,089)
Income before income taxes	1,382,504	311,196
Income tax expense	549,366	146,960
Net income	$833,138	$164,236

Net income per share:
Basic	$0.11	$0.02
Diluted	$0.11	$0.02

Weighted-average shares outstanding:
Basic	7,388,536	6,598,145
Diluted	7,646,726	6,935,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirteen Week Period Ended March 27, 2016

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 27, 2015	$—	7,387,955	$73,880	$20,446,948	$5,407,596	$25,928,424
Share-based compensation	—	—	—	70,901	—	70,901
Exercise of common stock options	—	5,807	58	(58)	—	—
Cash dividend declared ($0.25 per share)	—	—	—	—	(1,846,989)	(1,846,989)
Net income	—	—	—	—	833,138	833,138
Stockholders’ equity, March 27, 2016	$—	7,393,762	$73,938	$20,517,791	$4,393,745	$24,985,474

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Week Periods Ended March 27, 2016 and March 29, 2015

	2016	2015
Cash flows from operating activities
Net income	$833,138	$164,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,781,470	1,128,593
Gain on disposal of property and equipment	(7,576)	—
Amortization of deferred financing fees	35,463	42,786
Amortization of debt discounts	10,785	10,785
Interest expense on earn out payable	542,594	65,346
Paid-in-kind interest	115,014	121,667
Put option adjustment	—	21,089
Provision for doubtful accounts	—	69,756
Share-based compensation	70,901	59,935
Deferred income taxes	(288,140)	(151,165)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,195,540	533,186
Prepaid expenses	(2,085)	60,001
Other current assets	(69,321)	(30,706)
Deposits	(106,332)	(108,669)
Accrued interest	(25,420)	(113,393)
Accounts payable	(557,925)	(101,659)
Accrued payroll and expenses	618,890	443,595
Accrued workers’ compensation	164,575	(239,729)
Other current liabilities	(899,907)	(1,215)
Income taxes payable	437,506	244,525
Other long-term liabilities	(5,626)	—
Net cash provided by operating activities	4,843,544	2,218,964

Cash flows from investing activities
Business acquired, net of cash received	—	(8,500,000)
Capital expenditures	(236,305)	(198,586)
Proceeds from the sale of property and equipment	7,576	—
Net cash used in investing activities	(228,729)	(8,698,586)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Thirteen Week Periods ended March 27, 2016 and March 29, 2015

	2016	2015

Cash flows from financing activities
Net (payments) borrowings under line of credit	(1,151,000)	8,400,000
Principal payments on long-term debt	—	(562,500)
Payments of dividends	(1,846,989)	(989,722)
Net proceeds from issuance of common stock	—	(5,712)
Contingent consideration paid	(1,616,826)	(318,568)
Deferred financing costs	—	(43,876)
Net cash (used in) provided by financing activities	(4,614,815)	6,479,622
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$567,315	$375,427
Cash paid for taxes, net of refunds	$400,000	$53,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), primarily within the United States of America in three industry segments: Multifamily, Professional, and Commercial.

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

The Commercial segment provides temporary workers primarily to logistics costumers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 27, 2015, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 27, 2016 and December 27, 2015, and include the thirteen week periods ended March 27, 2016 and March 29, 2015.

Reclassifications

Certain reclassifications have been made to the 2015 financial statements to conform with the 2016 presentation.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of March 27, 2016 and December 27, 2015 or revenue for the thirteen week periods ended March 27, 2016 and March 29, 2015. Geographic revenue in excess of 10% of the Company consolidated revenue was generated in the following areas:

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
North Carolina	10%	13%
Maryland	14%	—%
Rhode Island	15%	19%
Texas	36%	38%

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

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Beginning balance	$446,548	$748,187
Provision for doubtful accounts	—	69,756
Amounts collected (written off)	3,275	(140,972)
Ending balance	$449,823	$676,971

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $961,323 and $859,274 at March 27, 2016 and December 27, 2015, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during 2016 and 2015.

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

Paid-in-kind Interest

The Company records paid-in-kind interest on a monthly basis to accrued interest. The first month following a quarter, the paid-in-kind accrued interest is reclassed to the related debt principal if not paid.

Deferred Financing Fees

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Put Option

The Company granted a put option to certain holders of equity in BG Staffing, Inc. which was carried at fair market value in other long-term liabilities on the consolidated balance sheet. Prior to second quarter 2015, the liability was revalued at each balance sheet date at the greater of an adjusted earnings before income taxes, depreciation and amortization method or the fair market value. During third quarter 2015, the liability calculation of fair market value was based on the closing price of the Company's stock. Changes in fair value are recorded as non-cash, non-operating income (expense) in the Company’s consolidated statements of operations.

Revenue Recognition

The Company derives its revenues from three segments: Multifamily, Professional, and Commercial. The Company provides temporary and consultant staffing and permanent placement services. Revenues as presented on the consolidated statements of operations represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities. In October 2015, the remaining shares were sold that contained the put right to third parties which caused the put rights on those shares to expire.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share at:

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Weighted-average number of common shares outstanding:	7,388,536	6,598,145
Effect of dilutive securities:
Stock options	228,987	237,699
Warrants	29,203	100,105
Weighted-average number of diluted common shares outstanding	7,646,726	6,935,949

There were no outstanding securities excluded from the calculation of earnings per share as the effect of the assumed exercise would be anti-dilutive.

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

Income tax expense attributable to income from operations for 2016 and differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes, and permanent differences related to share-based compensation.

Income tax expense attributable to income from operations for 2015 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes, and permanent differences related to share-based compensation and the fair value of the put option adjustment.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS

D&W Talent, LLC

On February 23, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC (“D&W”) for an initial cash consideration paid of $8.5 million and an undiscounted contingent consideration of up to $3.5 million based on the performance of the acquired business for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was $2.0 million. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date.

The 2015 consolidated statements of operations include the operating results of D&W operations for 4 weeks from the date of acquisition. D&W operations contributed approximately $4.9 million and $2.0 million of revenue for the thirteen weeks period ended March 27, 2016 and March 29, 2015, respectively.

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

The 2015 consolidated statements of operations does not include the operating results of VTS. VTS operations contributed approximately $8.5 million of revenue for the thirteen weeks period ended March 27, 2016.

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the D&W and VTS acquisitions had taken place on the first day of the Company's 2015 fiscal year would be as follows (dollars in thousands, except per share amounts):

Thirteen Weeks Ended
March 29, 2015
Revenues	$52,121
Gross profit	$11,326
Net income	$576
Income per share:
Basic	$0.09
Diluted	$0.08

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility at a rate of 3.75% and tax expense of the pro forma adjustments at an effective tax rate of approximately 38.6%.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $25,629,584 and $23,958,775 at March 27, 2016 and December 27, 2015, respectively. Total amortization expense for the thirteen week periods ended March 27, 2016 and March 29, 2015 was $1,670,809 and $1,059,231, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	March 27, 2016	December 27, 2015
Temporary worker payable	$4,968,433	$4,314,069
Accrued bonuses and commissions	897,227	1,050,495
Payroll and payroll related	4,180,834	3,611,507
Other	2,184,880	2,578,797
	$12,231,374	$11,554,868

The following is a schedule of future estimated earn out payments to various parties as of March 27, 2016:

	Estimated Cash Payment	Discount	Net
Fiscal year ending:
2016	$5,982,013	$(435,805)	$5,546,208
2017	4,250,000	(1,172,842)	3,077,158
2018	2,250,000	(900,316)	1,349,684
Contingent consideration	$12,482,013	$(2,508,963)	$9,973,050

NOTE 6 - DEBT

On August 21, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with Texas Capital Bank, National Association (“TCB”). The Credit Agreement provides for the Revolving Facility maturing August 21, 2019 permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $25.0 million. The Company's obligations are secured by a first priority security interest in all assets of the Company.

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

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility described below.

On January 29, 2014, the Company amended the senior credit facility, which provided for a revolving line of credit of $20.0 million, increased the original principal amount of the term loan facility from $7.1 million to $11.3 million and added $8.0 million of subordinated debt (“Term Loan B”).

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

Line of Credit

At March 27, 2016 and December 27, 2015, $15.1 million and $16.2 million, respectively, was outstanding on the Revolving Facility with TCB. Borrowings under the Revolving Facility bear interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. Additionally, the Company pays an unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Revolving Facility bore interest as follows:

	March 27, 2016		December 27, 2015
Base Rate	$5,066,000	4.00%	$6,217,000	4.00%
LIBOR	3,000,000	3.87%	3,000,000	3.57%
LIBOR	4,000,000	3.87%	4,000,000	3.61%
LIBOR	3,000,000	3.89%	3,000,000	3.77%
Total	$15,066,000		$16,217,000

The Credit Agreement and the Senior Subordinated Credit Agreement contain customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service coverage ratio, minimum current ratio and maximum leverage ratio. As of March 27, 2016, the Company was in compliance with these covenants.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	March 27, 2016	December 27, 2015
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$9,973,050	$11,047,281

In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC, a wholly owned subsidiary of InStaff Holding Corporation (collectively, “InStaff”), the Company granted a put option to certain holders of equity in BG Staffing, Inc. The liability was transferred from Level 3 to Level 2 during the third quarter 2015 due to an increased active market. In October 2015, the remaining shares were sold that contained the put right to third parties which caused the put rights on those shares to expire.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Company's bylaws, the Company’s directors and officers are indemnified against certain liabilities arising out of the performance of their duties to the Company. The Company also has an insurance policy for our directors and officers to insure them against liabilities arising from the performance of their positions with the Company or its subsidiaries. The Company has also entered into indemnification agreements with its directors and certain officers.

NOTE 9 – EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

NOTE 10 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended March 27, 2016 and March 29, 2015, the Company recognized $70,901 and $53,412 of compensation cost related to stock awards, respectively. Unamortized stock compensation expense as of March 27, 2016 amounted to $660,564 which is expected to be recognized over the next 2.8 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 27, 2015	775,666	$8.19	8.7	$5,246
Exercised	(14,000)	$7.61	8.2
Options outstanding at March 27, 2016	761,666	$8.20	8.4	$3,810

Options exercisable at December 27, 2015	377,666	$7.30	8.3	$2,889
Options exercisable at March 27, 2016	415,066	$7.16	8.0	$2,507

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2015	398,000	$2.34
Nonvested outstanding at March 27, 2016	346,600	$2.24

For the thirteen week periods ended March 27, 2016, the Company issued 5,807 shares of common stock in the form of a cashless exercise from the conversion of 14,000 shares of stock options.

Warrant Activity

For the thirteen week periods ended March 27, 2016 and March 29, 2015, the Company recognized $-0- and $6,523 of compensation cost related to warrants, respectively. There was no unamortized stock compensation expense to be recognized as of March 27, 2016. All warrants were vested at March 27, 2016 and December 27, 2015.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding and exercisable at December 27, 2015	133,833	$10.21	3.5	$634
Warrants outstanding and exercisable at March 27, 2016	133,833	$10.21	3.3	$610

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $178,638 and $61,474 to the 401(k) Plan in the thirteen week periods ended March 27, 2016 and March 29, 2015, respectively.

NOTE 12 - BUSINESS SEGMENTS

The Company operates within three industry segments: Multifamily, Professional, and Commercial. The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, via property management companies responsible for the apartment communities' day to day operations. The Professional segment provides temporary workers for IT customer projects and finance and accounting needs. The Commercial segment provides temporary workers primarily to logistics customers needing a flexible workforce.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Revenue:
Multifamily	$10,736,765	$7,827,046
Professional	27,642,629	14,457,590
Commercial	21,171,592	18,599,508
Total	$59,550,986	$40,884,144

Depreciation:
Multifamily	$9,744	$19,440
Professional	37,149	10,890
Commercial	21,939	22,361
Corporate	41,829	16,671
Total	$110,661	$69,362

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Amortization:
Multifamily	$37,708	$37,708
Professional	1,490,710	824,334
Commercial	142,391	197,189
Total	$1,670,809	$1,059,231

Operating income:
Multifamily	$1,464,992	$911,748
Professional	1,592,035	487,372
Commercial	1,280,086	905,404
Corporate	(1,674,952)	(1,440,523)
Total	$2,662,161	$864,001

Capital expenditures:
Multifamily	$18,949	$54,376
Professional	—	41,467
Commercial	33,321	56,541
Corporate	184,035	46,202
Total	$236,305	$198,586

	March 27, 2016	December 27, 2015
Total Assets:
Multifamily	$6,764,936	$7,394,459
Professional	$45,734,310	$46,750,518
Commercial	18,873,285	20,820,483
Corporate	9,752,201	9,434,097
Total	$81,124,732	$84,399,557

NOTE 13 - SUBSEQUENT EVENTS

On April 28, 2016, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on May 16, 2016 to all shareholders of record as of the close of business on May 9, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto. Comparative segment revenues and related financial information are discussed herein and are presented in Note 12 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, for a description of important factors that could cause actual results to differ from expected results.

Overview

We are a leading national provider of temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015 and VTS in October 2015. We operate within three industry segments: Multifamily, Professional, and Commercial. We provide services to customers primarily within the United States of America.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in Texas and other states, via property management companies responsible for the apartment communities' day to day operations.

The Professional segment provides skilled temporary workers on a nationwide basis for IT customer projects, and finance and accounting needs in Texas and Louisiana.

The Commercial segment provides temporary workers primarily to logistics customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
	(dollars in thousands)
Revenues	$59,551	$40,884
Cost of services	46,204	32,543
Gross profit	13,347	8,341
Selling, general and administrative expenses	8,904	6,348
Depreciation and amortization	1,781	1,129
Operating income	2,662	864
Interest expense, net	(1,280)	(532)
Change in fair value of put option	—	(21)
Income (loss) before income tax	1,382	311
Income tax expense	549	147
Net income (loss)	$833	$164

Revenues	100.0%	100.0%
Cost of services	77.6%	79.6%
Gross profit	22.4%	20.4%
Selling, general and administrative expenses	15.0%	15.5%
Depreciation and amortization	3.0%	2.8%
Operating income	4.5%	2.1%
Interest expense, net	(2.1)%	(1.3)%
Change in fair value of put option	—%	(0.1)%
Income (loss) before income tax	2.3%	0.8%
Income tax expense	0.9%	0.4%
Net income (loss)	1.4%	0.4%

Thirteen Week Fiscal Period Ended March 27, 2016 Compared with Thirteen Week Fiscal Period Ended March 29, 2015

Revenues:	Thirteen Weeks Ended
	March 27, 2016		March 29, 2015
	(dollars in thousands)
Revenues by segment:
Multifamily	$10,737	18.0%	$7,827	19.1%
Professional	27,643	46.4%	14,458	35.4%
Commercial	21,171	35.6%	18,599	45.5%
Total Revenues	$59,551	100.0%	$40,884	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $2.9 million (37.2%) due to our continued focus on expansion outside of the state of Texas. Revenue from branches outside of Texas accounted for approximately $2.6 million of the increase and revenue from branches in Texas increased approximately $0.3 million. The increase was due to a 31.2% increase in billed hours and a 4.7% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $13.2 million (91.2%) primarily from the D&W and VTS acquisitions, which contributed approximately $2.9 million and $8.5 million, respectively, of new revenues. The remaining increase was due to a 27.0% increase in billed hours offset by a 6.8% decrease in average bill rate.

Commercial Revenues: Commercial revenues increased approximately $2.6 million (13.8%) primarily from operations in Texas. Texas branches increased revenues $2.9 million, other branches outside of the mid-west area increased $0.8 million, and our Illinois and Wisconsin locations decrease $1.2 million. The overall revenue increase was due to a 8.6% increase in billed hours and a 5.1% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$3,952	$2,713
Professional	6,386	3,099
Commercial	3,009	2,529
Total Gross Profit	$13,347	$8,341

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Gross Profit Percentage by segment:
Multifamily	36.8%	34.7%
Professional	23.1%	21.4%
Commercial	14.2%	13.6%
Company Gross Profit Percentage	22.4%	20.4%

Overall, our gross profit has increased approximately $5.0 million (60.0%) due primarily to the D&W ($0.8 million) and VTS ($2.1 million) acquisitions and increased gross profit in our Multifamily and Commercial segments. As a percentage of revenue, gross profit has increased to 22.4% from 20.4% primarily due to higher revenues from our Multifamily and Professional segments.

Multifamily Gross Profit: Multifamily gross profit increased approximately $1.2 million (45.7%) mainly due to an increase in revenue. The increase in gross profit percentage of 2.1% was due primarily to 8.8% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $3.3 million (106.1%) due primarily to the D&W and VTS acquisitions. The increase in gross profit percentage of 1.7% was due primarily to the addition of D&W and VTS business, which have higher gross profit percentages.

Commercial Gross Profit: Commercial gross profit increased approximately $0.5 million (19.0%) due to increased revenue. The increase in gross profit percentage of 0.6% is primarily due to a 4.2% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.6 million (40.2%) primarily due to the D&W acquisition $0.4 million with and the VTS acquisition with $0.9 million, increased commissions and bonuses, and other costs associated with our growth, which were offset by a decrease in transaction costs of $0.2 million.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.7 million (62.0%). The increase in depreciation and amortization is primarily due to Professional segment intangible assets acquired in the D&W acquisition of $0.2 million and the VTS acquisition of $0.5 million.

Interest Expense, net: Interest expense, net increased approximately $0.7 million (131.7%) primarily due to the increase in the amortization of earn out discounts of $0.5 million from the D&W and VTS acquisitions and an increase in the interest of $0.2 million under our debt from a higher subordinated loan balance.

Income Taxes: Income tax expense increased approximately $0.4 million primarily due to an increase in taxable income, which was offset by a decrease in the effective rate.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, certain financial covenants in our credit agreements are based on this measure.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, and other non-cash expenses such as the put option adjustment and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
	(dollars in thousands)
Net income	$833	$164
Interest expense, net	1,280	532
Income tax expense	549	147
Change in fair value of put option	—	21
Operating income	2,662	864
Depreciation and amortization	1,781	1,129
Share-based compensation	71	60
Adjusted EBITDA	$4,514	$2,053

Liquidity and Capital Resources

Our working capital requirements are primarily driven by temporary worker payments and customer accounts receivable receipts. Since receipts from customers lag payments to temporary workers, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement (the “Credit Agreement”) with Texas Capital Bank, National Association (“TCB”) that provides for a revolving credit facility maturing August 21, 2019 (the “Revolving Facility”). Our primary uses of cash are payments to temporary workers, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

The Company has an effective Form S-3 shelf registration statement allowing for the offer and sale of up to approximately $29 million of common stock, in a twelve month period. There is no guarantee that we will be able to consummate any offering on terms we consider acceptable or at all.

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
	(dollars in thousands)
Net cash provided by operating activities	$4,844	$2,219
Net cash used in investing activities	(229)	(8,699)
Net cash (used in) provided by financing activities	(4,615)	6,480
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, put option adjustment, interest expense on earn out payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accounts payable, accrued expenses.

During the thirteen week period ended March 27, 2016, net cash provided by operating activities was $4.8 million compared with $2.2 million for the corresponding period in 2015. This increase is primarily attributable to higher operating earnings and the timing of payments on accounts receivables.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In the thirteen week period ended March 27, 2016, we made capital expenditures of $0.2 million mainly related to computer equipment purchased in the ordinary course of business. In the thirteen week period ended March 29, 2015, we paid $8.5 million in connection with the D&W acquisition and we made capital expenditures of approximately $0.2 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Revolving Facility, payment of other long-term obligations and contingent consideration paid.

For the thirteen weeks ended March 27, 2016, we decreased our borrowings on our revolving line of credit by $1.2 million; we paid $1.8 million in cash dividends on our common stock, and paid $1.6 million of contingent consideration related to the March 2015 acquisition of D&W.

For the thirteen weeks ended March 29, 2015, we increased our borrowings under our revolving line of credit by $8.4 million mainly to fund the D&W acquisition. We paid $1.0 million in cash dividends on our common stock, we decreased our long-term debt and other long-term liabilities by $0.6 million using excess cash flows from operations, and we paid $0.3 million of contingent consideration primarily related to the December 2012 acquisition of American Partners division.

Credit Agreement

On August 21, 2015, the Company entered into the Credit Agreement with TCB. The Credit Agreement provides the Revolving Facility permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts receivable, and TCB’s commitment of $25.0 million. The Company's obligations are secured by a first priority security interest in all assets of the Company.

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

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility.

Borrowings under the Revolving Facility bear interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. The PC Subordinated Debt bears interest of 10% paid quarterly plus a compounding deferred interest of 3%. Additionally, the Company pays an unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

The Credit Agreement and the Senior Subordinated Credit Agreement contain customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service ratio, minimum current ratio and maximum leverage ratio. As of March 27, 2016, the Company was in compliance with these covenants.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements”. Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 filed with the SEC on March 7, 2016 for a more detailed discussion of our critical accounting policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 27, 2015.

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

Changes in Internal Controls Over Financial Reporting

For the quarter ended March 27, 2016, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the year ended December 27, 2015.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 27, 2015 (our “2015 Form 10-K”), and filed with the SEC on March 7, 2016. There have been no material changes from the risk factors as previously disclosed in our 2015 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2015 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1
Executive Employment Agreement, entered into January 26, 2016 to be effective as of December 28, 2015, between B G Staff Services, Inc. and L. Allen Baker, Jr. (incorporated by reference from registrant’s Form 8-K filed February 1, 2016)

10.2
Second Amendment to Asset Purchase Agreement, dated as of March 9, 2016, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from Amendment No. 1 to the registrant's Annual Report on Form 10-K filed on April 25, 2016)

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

Date: April 28, 2016