Form 10-Q
period 2016-06-26
BG Staffing, Inc.
filed 2016-08-01
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016
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

The number of shares outstanding of the registrant’s common stock as of August 1, 2016 was 8,668,328.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 26, 2016	December 27, 2015
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $449,823 and $446,548 at 2016 and 2015, respectively)	$31,557,638	$32,324,284
Prepaid expenses	648,102	861,146
Other current assets	121,671	134,170
Total current assets	32,327,411	33,319,600

Property and equipment, net	1,688,564	1,489,061

Other assets
Deposits	2,450,763	2,233,410
Deferred income taxes, net	9,171,494	8,411,792
Intangible assets, net	26,484,327	29,761,035
Goodwill	9,184,659	9,184,659
Total other assets	47,291,243	49,590,896
Total assets	$81,307,218	$84,399,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued interest	$125,895	$627,638
Accounts payable	1,240,750	1,572,195
Accrued payroll and expenses	11,992,134	11,554,868
Accrued workers’ compensation	757,282	788,878
Contingent consideration, current portion	3,913,383	6,856,121
Other current liabilities	502,662	1,459,838
Income taxes payable	333,859	444,165
Total current liabilities	18,865,965	23,303,703

Line of credit (net of deferred finance fees of $151,589 and $175,524 for 2016 and 2015, respectively)	17,663,411	16,041,476
Long-term debt (net of deferred finance fees of $-0- and $443,800 for 2016 and 2015, respectively)	—	14,607,450
Contingent consideration, less current portion	4,667,940	4,191,160
Other long-term liabilities	299,351	327,344
Total liabilities	41,496,667	58,471,133

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 8,592,008 and 7,387,955 shares issued and outstanding for 2016 and 2015, respectively	85,920	73,880
Additional paid in capital	35,783,096	20,446,948
Retained earnings	3,941,535	5,407,596
Total stockholders’ equity	39,810,551	25,928,424
Total liabilities and stockholders’ equity	$81,307,218	$84,399,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen and Twenty-six Week Periods Ended June 26, 2016 and June 28, 2015

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2016	2015	2016	2015
Revenues	$62,615,014	$49,781,392	$122,166,000	$90,665,537
Cost of services	47,430,489	38,915,474	93,634,845	71,458,596
Gross profit	15,184,525	10,865,918	28,531,155	19,206,941
Selling, general and administrative expenses	9,473,723	6,877,524	18,376,722	13,225,951
Depreciation and amortization	1,726,438	1,311,683	3,507,908	2,440,277
Operating income	3,984,364	2,676,711	6,646,525	3,540,713
Loss on extinguishment of debt	(404,119)	—	(404,119)	—
Interest expense, net	(1,296,557)	(558,776)	(2,576,214)	(1,090,493)
Change in fair value of put option	—	190,470	—	169,381
Income before income taxes	2,283,688	2,308,405	3,666,192	2,619,601
Income tax expense	886,207	846,399	1,435,573	993,359
Net income	$1,397,481	$1,462,006	$2,230,619	$1,626,242

Net income per share:
Basic	$0.18	$0.21	$0.30	$0.24
Diluted	$0.17	$0.20	$0.28	$0.23

Weighted-average shares outstanding:
Basic	7,711,050	6,978,414	7,548,931	6,788,279
Diluted	8,052,996	7,270,157	7,851,860	7,098,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Period Ended June 26, 2016

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 27, 2015	$—	7,387,955	$73,880	$20,446,948	$5,407,596	$25,928,424
Share-based compensation	—	—	—	141,838	—	141,838
Issuance of shares, net of offering costs	—	1,191,246	11,912	15,141,188	—	15,153,100
Exercise of common stock options	—	12,807	128	53,122	—	53,250
Cash dividend declared ($0.25 per share)	—	—	—	—	(3,696,680)	(3,696,680)
Net income	—	—	—	—	2,230,619	2,230,619
Stockholders’ equity, June 26, 2016	$—	8,592,008	$85,920	$35,783,096	$3,941,535	$39,810,551

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-six Week Periods Ended June 26, 2016 and June 28, 2015

	2016	2015
Cash flows from operating activities
Net income	$2,230,619	$1,626,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231,200	135,798
Amortization	3,276,708	2,304,479
(Gain) Loss on disposal of property and equipment	(7,576)	230
Loss on extinguishment of debt, net	404,119	—
Contingent consideration adjustment	24,642	—
Amortization of deferred financing fees	63,914	86,700
Amortization of debt discounts	21,570	21,570
Interest expense on contingent consideration payable	1,003,867	146,812
Paid-in-kind interest	192,696	121,667
Put option adjustment	—	(169,381)
Provision for doubtful accounts	46,916	225,662
Share-based compensation	141,838	182,998
Deferred income taxes	(759,702)	(337,124)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	719,730	(2,375,923)
Prepaid expenses	213,044	232,172
Other current assets	12,499	(9,397)
Deposits	(217,352)	(221,423)
Accrued interest	(464,032)	(69,719)
Accounts payable	(331,445)	(482,228)
Accrued payroll and expenses	383,380	2,085,658
Accrued workers’ compensation	(31,596)	(441,474)
Other current liabilities	(921,131)	97,281
Income taxes payable	(110,306)	716,166
Other long-term liabilities	(28,291)	—
Net cash provided by operating activities	6,095,311	3,876,766

Cash flows from investing activities
Business acquired, net of cash received	—	(8,781,091)
Capital expenditures	(430,703)	(359,996)
Proceeds from the sale of property and equipment	7,576	560
Net cash used in investing activities	(423,127)	(9,140,527)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Twenty-six Week Periods ended June 26, 2016 and June 28, 2015

	2016	2015

Cash flows from financing activities
Net borrowings under line of credit	1,598,000	3,700,000
Principal payments on long-term debt	(15,281,657)	(1,125,000)
Payments of dividends	(3,696,680)	(2,800,883)
Net proceeds from issuance of common stock	15,206,350	6,397,396
Contingent consideration paid	(3,498,197)	(838,876)
Deferred financing costs	—	(68,876)
Net cash (used in) provided by financing activities	(5,672,184)	5,263,761
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,780,665	$705,929
Cash paid for taxes, net of refunds	$2,305,600	$610,018
Non-cash transactions:
Retirement of put options	$—	$1,466,326

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

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 18 states, via property management companies responsible for the apartment communities' day to day operations.

The Professional segment provides skilled temporary workers on a nationwide basis for information technology ("IT") customer projects, and finance and accounting needs in Texas and Louisiana.

The Commercial segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 26, 2016 and December 27, 2015, and include the thirteen and twenty-six week periods ended June 26, 2016 and June 28, 2015.

Reclassifications

Certain reclassifications have been made to the 2015 financial statements to conform with the 2016 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include goodwill and intangible assets and contingent consideration obligations related to acquisitions and put option valuation.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of June 26, 2016 and December 27, 2015 or revenue for the twenty-six week periods ended June 26, 2016 and June 28, 2015. Geographic revenue in excess of 10% of the Company consolidated revenue was generated in the following areas:

	Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015
North Carolina	10%	12%
Maryland	14%	—%
Rhode Island	15%	19%
Texas	31%	41%

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

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Beginning balance	$449,823	$676,971	$446,548	$748,187
Provision for doubtful accounts	35,986	155,906	46,916	225,662
Amounts written off, net	(35,986)	(19,913)	(43,641)	(160,885)
Ending balance	$449,823	$812,964	$449,823	$812,964

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $1,081,862 and $859,274 at June 26, 2016 and December 27, 2015, respectively.

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

Contingent Consideration

The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. The calculation of the fair value of the expected future payments uses a discount rate that approximates the Company's weighted average cost of capital.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Put Option

The Company granted a put option to certain holders of equity in BG Staffing, Inc. which was carried at fair market value in other long-term liabilities in the consolidated balance sheet. Prior to second quarter 2015, the liability was revalued at each balance sheet date at the greater of an adjusted earnings before income taxes, depreciation and amortization method or the fair market value. During third quarter 2015, the liability calculation of fair market value was based on the closing price of the Company's stock. Changes in fair value are recorded as non-cash, non-operating income (expense) in the Company’s consolidated statements of operations. In October 2015, the remaining shares were sold that contained the put right to third parties which caused the put rights on those shares to expire.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities. Antidilutive shares are excluded from the calculation of earnings per share.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share at:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Weighted-average number of common shares outstanding:	7,711,050	6,978,414	7,548,931	6,788,279
Effect of dilutive securities:
Stock options	298,784	205,647	267,872	220,467
Warrants	43,162	86,096	35,057	90,019
Weighted-average number of diluted common shares outstanding	8,052,996	7,270,157	7,851,860	7,098,765

Stock options	—	200,042	—	200,042
Warrants	32,250	77,970	32,250	77,970
Antidilutive shares	32,250	278,012	32,250	278,012

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

Income tax expense attributable to income from operations for 2016 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes and permanent differences related to share-based compensation.

Income tax expense attributable to income from operations for 2015 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes, permanent differences related to share-based compensation, and the fair value of the put option adjustment.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Updates ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with the adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements.

NOTE 3 - ACQUISITIONS

D&W Talent, LLC

On February 23, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC (“D&W”) for an initial cash consideration paid of $8.5 million and an undiscounted contingent consideration of up to $3.5 million based on the performance of the acquired business for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was estimated at $2.0 million and later adjusted to $3.5 million in November 2015. As of June 26, 2016, all contingent consideration has been paid. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date.

The 2015 consolidated statements of operations include the operating results of D&W operations for 4 weeks and 17 weeks from the date of acquisition for the thirteen and twenty-six week periods ended, respectively, from the date of acquisition. D&W operations contributed approximately $4.5 million and $5.7 million of revenue for the thirteen week periods ended June 26, 2016 and June 28, 2015, respectively, and approximately $9.4 million and $7.7 million of revenue for the twenty-six week periods ended June 26, 2016 and June 28, 2015, respectively.

Vision Technology Services

On September 28, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”) for an initial cash consideration paid of $10.0 million and an undiscounted contingent consideration of up to $10.75 million based on the performance of the acquired business for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was estimated at $7.3 million. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date.

The 2015 consolidated statements of operations does not include any operating results of VTS. VTS operations contributed approximately $8.7 million and $17.2 million of revenue for the thirteen and twenty-six week periods ended June 26, 2016, respectively.

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the D&W and VTS acquisitions had taken place on the first day of the Company's 2015 fiscal year would be as follows (dollars in thousands, except per share amounts):

	June 28, 2015
	Thirteen Weeks Ended	Twenty-six Weeks Ended
Revenues	$58,338	$110,459
Gross profit	$13,005	$24,331
Net income	$1,765	$2,345
Income per share:
Basic	$0.25	$0.35
Diluted	$0.24	$0.33

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility at a rate of 3.75% and tax expense of the pro forma adjustments at an effective tax rate of approximately 37.9%.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $27,235,483 and $23,958,775 at June 26, 2016 and December 27, 2015, respectively. Total amortization expense for the thirteen week periods ended June 26, 2016 and June 28, 2015 was $1,605,899 and $1,245,248, respectively. Total amortization expense for the twenty-six week periods ended June 26, 2016 and June 28, 2015 was $3,276,708 and $2,304,479, respectively.

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	June 26, 2016	December 27, 2015
Temporary worker payroll	$6,133,800	$5,667,704
Temporary worker payroll related	2,038,007	1,965,931
Accrued bonuses and commissions	1,236,449	1,050,495
Other	2,583,878	2,870,738
	$11,992,134	$11,554,868

The following is a schedule of future estimated contingent consideration payments to various parties as of June 26, 2016:

	Estimated Cash Payment	Discount	Net
Fiscal year ending:
2016	$4,250,000	$(336,617)	$3,913,383
2017	4,250,000	(1,009,262)	3,240,738
2018	2,250,000	(822,798)	1,427,202
Contingent consideration	$10,750,000	$(2,168,677)	$8,581,323

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

The Company also entered into a senior subordinated credit agreement (the “Senior Subordinated Credit Agreement”) with Patriot Capital III SBIC, L.P. and Patriot Capital III, L.P. (together, “PC Subordinated Debt”), pursuant to which the foregoing lenders made term loans of $14,250,000 and $750,000, respectively, with a maturity date of February 21, 2020. Interest accrued at a rate of 13% per annum (with at least 10% paid in cash quarterly and the remainder in cash or PIK interest added to the principal amount of the term loans). Prepayment of the loans prior to maturity was subject to an early repayment fee. The Company's obligations were secured by a security interest in all assets of the Company.

Proceeds from the June 2016 common stock issuance (See Note 9) were used to pay off the Senior Subordinated Credit Agreement and $404,119 was recorded as a loss on extinguishment of debt and a 2% repayment fee was recorded in interest expense in the second quarter 2016.

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility described below.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Line of Credit

At June 26, 2016 and December 27, 2015, $17.8 million and $16.2 million, respectively, was outstanding on the Revolving Facility with TCB. Borrowings under the Revolving Facility bear interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. Additionally, the Company pays an unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

Borrowings under the Revolving Facility bore interest as follows:

	June 26, 2016		December 27, 2015
Base Rate	$5,815,000	4.00%	$6,217,000	4.00%
LIBOR	3,000,000	3.88%	3,000,000	3.57%
LIBOR	6,000,000	3.70%	4,000,000	3.61%
LIBOR	3,000,000	3.69%	3,000,000	3.77%
Total	$17,815,000		$16,217,000

The Credit Agreement and the Senior Subordinated Credit Agreement contain customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service coverage ratio, minimum current ratio and maximum leverage ratio. As of June 26, 2016, the Company was in compliance with these covenants.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	June 26, 2016	December 27, 2015
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$8,581,323	$11,047,281

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

In June 2016, the Company issued and sold 1,191,246 shares of common stock, $0.01 par value per share, to various investors in a registered underwritten offering for aggregate gross proceeds of $16,677,444 in cash. The purchase price to the public was $14.00 per share. The newly issued shares constituted approximately 16.1% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $1,524,344 in offering costs. Proceeds were used to pay off existing indebtedness of the Company under the Senior Subordinated Credit Agreement.

NOTE 10 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended June 26, 2016 and June 28, 2015, the Company recognized $70,937 and $123,062 of compensation cost related to stock awards, respectively. For the twenty-six week periods ended June 26, 2016 and June 28, 2015, the Company recognized $141,838 and $182,998 of compensation cost related to stock awards, respectively. Unamortized stock compensation expense as of June 26, 2016 amounted to $569,164 which is expected to be recognized over the next 2.6 years.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 27, 2015	775,666	$8.19	8.7	$5,246
Exercised	(21,000)	$7.61	8.0	$(126)
Forfeited / Canceled	(12,000)	$11.00	0.0	$(51)
Options outstanding at June 26, 2016	742,666	$8.16	8.2	$5,995

Options exercisable at December 27, 2015	377,666	$7.30	8.3	$2,889
Options exercisable at June 26, 2016	439,066	$7.42	7.9	$3,867

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2015	398,000	$2.34
Nonvested outstanding at June 26, 2016	303,600	$2.30

For the twenty-six week periods ended June 26, 2016, the Company issued 5,807 shares of common stock in the form of a cashless exercise from the conversion of 14,000 shares of stock options.

Warrant Activity

For the thirteen and twenty-six week periods ended June 26, 2016 and June 28, 2015, the Company did not recognize any compensation cost related to warrants, respectively. There was no unamortized stock compensation expense to be recognized as of June 26, 2016.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)

Warrants outstanding at December 27, 2015	133,833	$10.21	3.5	$634
Granted	32,250	$16.80	4.9	$—
Warrants outstanding at June 26, 2016	166,083	$11.49	3.4	$806

Warrants exercisable at December 27, 2015	133,833	$10.21	3.5	$634
Warrants exercisable at June 26, 2016	133,833	$10.21	3.0	$806

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2015	—	$—
Nonvested outstanding at June 26, 2016	32,250	$—

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $227,031 and $56,978 to the 401(k) Plan for the thirteen week periods ended June 26, 2016 and June 28, 2015, respectively. The Company contributed $405,669 and $118,452 to the 401(k) Plan for the twenty-six week periods ended June 26, 2016 and June 28, 2015, respectively.

NOTE 12 - BUSINESS SEGMENTS

The Company operates within three industry segments: Multifamily, Professional, and Commercial. The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 18 states, via property management companies responsible for the apartment communities' day to day operations. The Professional segment provides skilled temporary workers on a nationwide basis for IT customer projects, and finance and accounting needs in Texas and Louisiana. The Commercial segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue:
Multifamily	$13,930,268	$9,842,953	$24,667,032	$17,669,999
Professional	27,364,482	20,110,552	55,007,111	34,568,143
Commercial	21,320,264	19,827,887	42,491,857	38,427,395
Total	$62,615,014	$49,781,392	$122,166,000	$90,665,537

Depreciation:
Multifamily	$13,711	$8,963	$23,455	$28,403
Professional	37,263	13,318	74,411	24,209
Commercial	23,489	22,787	45,429	45,148
Corporate	46,076	21,367	87,905	38,038
Total	$120,539	$66,435	$231,200	$135,798

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Amortization:
Multifamily	$25,139	$37,708	$62,848	$75,417
Professional	1,454,293	1,023,067	2,945,002	1,847,400
Commercial	126,467	184,473	268,858	381,662
Total	$1,605,899	$1,245,248	$3,276,708	$2,304,479

Operating income:
Multifamily	$2,062,347	$1,414,707	$3,527,337	$2,326,454
Professional	1,981,898	1,389,952	3,573,936	1,877,324
Commercial	1,425,598	1,160,180	2,705,684	2,065,584
Corporate	(1,485,479)	(1,288,128)	(3,160,432)	(2,728,649)
Total	$3,984,364	$2,676,711	$6,646,525	$3,540,713

Capital expenditures:
Multifamily	$77,458	$4,184	$96,407	$58,560
Professional	9,168	12,551	9,168	54,018
Commercial	7,000	49,590	40,321	106,131
Corporate	100,772	95,085	284,807	141,287
Total	$194,398	$161,410	$430,703	$359,996

	June 26, 2016	December 27, 2015
Total Assets:
Multifamily	$8,690,090	$7,394,459
Professional	$43,441,267	$46,750,518
Commercial	19,066,588	20,820,483
Corporate	10,109,273	9,434,097
Total	$81,307,218	$84,399,557

NOTE 13 - SUBSEQUENT EVENTS

On July 26, 2016, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on August 15, 2016 to all shareholders of record as of the close of business on August 8, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto. Comparative segment revenues and related financial information are discussed herein and are presented in Note 12 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, for a description of important factors that could cause actual results to differ from expected results.

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

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 18 states, via property management companies responsible for the apartment communities' day to day operations.

The Professional segment provides skilled temporary workers on a nationwide basis for information technology ("IT") customer projects, and finance and accounting needs in Texas and Louisiana.

The Commercial segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(dollars in thousands)
Revenues	$62,615	$49,781	$122,166	$90,666
Cost of services	47,430	38,915	93,635	71,459
Gross profit	15,185	10,866	28,531	19,207
Selling, general and administrative expenses	9,475	6,877	18,376	13,227
Depreciation and amortization	1,726	1,312	3,508	2,440
Operating income	3,984	2,677	6,647	3,540
Loss on extinguishment of debt	(404)	—	(404)	—
Interest expense, net	(1,297)	(559)	(2,576)	(1,090)
Change in fair value of put option	—	190	—	169
Income before income tax	2,283	2,308	3,667	2,619
Income tax expense	886	846	1,436	993
Net income	$1,397	$1,462	$2,231	$1,626

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	75.7%	78.2%	76.6%	78.8%
Gross profit	24.3%	21.8%	23.4%	21.2%
Selling, general and administrative expenses	15.1%	13.8%	15.0%	14.6%
Depreciation and amortization	2.8%	2.6%	2.9%	2.7%
Operating income	6.4%	5.4%	5.4%	3.9%
Loss on extinguishment of debt	(0.6)%	—%	(0.3)%	—%
Interest expense, net	(2.1)%	(1.1)%	(2.1)%	(1.2)%
Change in fair value of put option	—%	0.4%	—%	0.2%
Income before income tax	3.6%	4.6%	3.0%	2.9%
Income tax expense	1.4%	1.7%	1.2%	1.1%
Net income	2.2%	2.9%	1.8%	1.8%

Thirteen Week Fiscal Period Ended June 26, 2016 (Fiscal Quarter 2016) Compared with Thirteen Week Fiscal Period Ended June 28, 2015 (Fiscal Quarter 2015)

Revenues:	Thirteen Weeks Ended
	June 26, 2016		June 28, 2015
	(dollars in thousands)
Revenues by segment:
Multifamily	$13,930	22.3%	$9,843	19.8%
Professional	27,365	43.7%	20,110	40.4%
Commercial	21,320	34.0%	19,828	39.8%
Total Revenues	$62,615	100.0%	$49,781	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $4.0 million (41.5%), due to our continued focus on expansion outside of the state of Texas. Revenue from branches outside of Texas accounted for approximately $3.7 million of the increase and revenue from branches in Texas increased approximately $0.3 million. The increase was due to a 35.0% increase in billed hours and a 4.8% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $7.3 million (36.1%), primarily from the VTS acquisition, which contributed approximately $8.7 million of new revenues, which was offset by a decrease of $1.4 million in the remaining segment primarily in our finance and accounting division. The overall decrease was due to a 18.3% decrease in billed hours and an 8.2% decrease in average bill rate.

Commercial Revenues: Commercial revenues increased approximately $1.5 million (7.5%), primarily from branches in Texas. Texas branches increased revenues $1.8 million, other branches outside of the mid-west area increased $1.0 million, and our Illinois and Wisconsin locations decreased $1.3 million. The overall revenue increase was due to a 2.0% increase in billed hours, primarily overtime, and a 5.5% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	June 26, 2016	June 28, 2015
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$5,212	$3,512
Professional	6,866	4,497
Commercial	3,107	2,857
Total Gross Profit	$15,185	$10,866

	Thirteen Weeks Ended
	June 26, 2016	June 28, 2015
Gross Profit Percentage by segment:
Multifamily	37.4%	35.7%
Professional	25.1%	22.4%
Commercial	14.6%	14.4%
Company Gross Profit Percentage	24.3%	21.8%

Overall, our gross profit has increased approximately $4.3 million (39.7%) due primarily to the VTS ($2.2 million) acquisition and increased revenues in our Multifamily and Commercial segments. As a percentage of revenue, gross profit has increased to 24.3% from 21.8% primarily due to higher revenues in our Multifamily and Professional segments.

Multifamily Gross Profit: Multifamily gross profit increased approximately $1.7 million (48.4%) mainly due to an increase in revenue. The increase in gross profit percentage of 1.7% was due primarily to 8.0% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $2.4 million (52.7%) due primarily to the VTS acquisition. The increase in gross profit percentage of 2.7% was due primarily to the addition of VTS plus a 7.2% gross profit increase in the remaining IT group, which were offset by a decrease of 1.7% gross profit in the finance and accounting division.

Commercial Gross Profit: Commercial gross profit increased approximately $0.2 million (8.8%) due to increased revenue. The increase in gross profit percentage of 0.2% is primarily due to a 4.3% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.6 million (37.7%) primarily due to the VTS acquisition of $1.0 million, increased commissions and bonuses, and other cost associated with our growth.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.4 million (31.6%). The increase in depreciation and amortization is primarily due to Professional segment intangible assets acquired in the VTS acquisition in October 2015.

 Interest Expense, net: Interest expense, net increased approximately $0.7 million (132.0%) primarily due to an increase in the interest of $0.4 million under our debt from the payoff of the subordinated loan balance which included a 2% repayment fee and the increase in the amortization of contingent consideration discounts of $0.4 million from the VTS acquisition.

Income Taxes: Income tax expense increased approximately 4.7% primarily due to an increase in the effective rate offset by a small decrease in taxable income.

Twenty-six Week Fiscal Period Ended June 26, 2016 Compared with Twenty-six Week Fiscal Period Ended June 28, 2015

Revenues:	Twenty-six Weeks Ended
	June 26, 2016		June 28, 2015
	(dollars in thousands)
Revenues by segment:
Multifamily	$24,667	20.2%	$17,670	19.5%
Professional	55,007	45.0%	34,568	38.1%
Commercial	42,492	34.8%	38,428	42.4%
Total Revenues	$122,166	100.0%	$90,666	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $7.0 million (39.6%) due to our continued focus on expansion outside of the state of Texas. Revenue from branches outside of Texas accounted for approximately $6.3 million of the increase and revenue from branches in Texas increased approximately $0.7 million. The increase was due to a 33.3% increase in billed hours and a 4.8% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $20.4 million (59.1%) primarily from the D&W and VTS acquisitions, which contributed approximately $1.7 million and $17.2 million, respectively, of new revenues. The remaining increase was due to the IT group with a 14.6% increase in billed hours and an offset of a 6.6% decrease in average bill rate.

Commercial Revenues: Commercial revenues increased approximately $4.1 million (10.6%) primarily from operations in Texas. Texas branches increased revenues $4.7 million, other branches outside of the mid-west area increased $1.8 million, and our Illinois and Wisconsin locations decreased $2.5 million. The overall revenue increase was due to a 5.2% increase in billed hours and a 5.2% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$9,164	$6,225
Professional	13,251	7,596
Commercial	6,116	5,386
Total Gross Profit	$28,531	$19,207

	Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015
Gross Profit Percentage by segment:
Multifamily	37.2%	35.2%
Professional	24.1%	22.0%
Commercial	14.4%	14.0%
Company Gross Profit Percentage	23.4%	21.2%

Overall, our gross profit has increased approximately $9.3 million (48.5%) due primarily to the D&W ($0.4 million) and VTS ($4.3 million) acquisitions and increased revenues in our Multifamily and Commercial segments. As a percentage of revenue, gross profit has increased to 23.4% from 21.2% primarily due to a higher percentage of our revenues from our Multifamily and Professional segments.

Multifamily Gross Profit: Multifamily gross profit increased approximately $3.0 million (47.2%) mainly due to an increase in revenue. The increase in gross profit percentage of 2.0% was due primarily to 8.3% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $5.6 million (74.4%) due primarily to the D&W and VTS acquisitions. The increase in gross profit percentage of 2.1% was due primarily to VTS business of 25.0% and the remaining IT group providing a 3.8% increase in gross profit. The increase was offset by a decrease in gross profit of 0.6% in the finance and accounting division.

Commercial Gross Profit: Commercial gross profit increased approximately $0.7 million (13.6%) due to the corresponding increased revenue. The increase in gross profit percentage of 0.4% is primarily due to a 4.2% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $5.2 million (38.9%) primarily due to the D&W acquisition with $0.3 million and the VTS acquisition with $1.9 million, increased commissions and bonuses, and other costs associated with our growth.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $1.1 million (43.8%). The increase in depreciation and amortization is primarily due to Professional segment intangible assets acquired in the D&W and VTS acquisitions.

Interest Expense, net: Interest expense, net increased approximately $1.5 million (136.3%) primarily due to the increase in the amortization of contingent consideration discounts of $0.9 million from the D&W and VTS acquisitions and an increase in the interest of $0.7 million under our debt from the payoff of the subordinated loan balance which included a 2% repayment fee.

Income Taxes: Income tax expense increased approximately $0.4 million primarily due to an increase in taxable income and an increase in the effective rate.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, certain financial covenants in our Credit Agreement (as defined below) are based on this measure.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, and other non-cash expenses such as the put option adjustment, loss on disposal of debt, and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(dollars in thousands)
Net income	$1,397	$1,462	$2,231	$1,626
Interest expense, net	1,297	559	2,576	1,090
Income tax expense	886	846	1,436	993
Loss on extinguishment of debt	404	—	404	—
Change in fair value of put option	—	(190)	—	(169)
Operating income	3,984	2,677	6,647	3,540
Depreciation and amortization	1,726	1,312	3,508	2,440
Share-based compensation	71	123	142	183
Adjusted EBITDA	$5,781	$4,112	$10,297	$6,163

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

The Company has an effective Form S-3 shelf registration statement allowing for the offer and sale of up to approximately $34 million of common stock. There is no guarantee that we will be able to consummate any offering on terms we consider acceptable or at all.

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
	June 26, 2016	June 28, 2015
	(dollars in thousands)
Net cash provided by operating activities	$6,095	$3,877
Net cash used in investing activities	(423)	(9,141)
Net cash (used in) provided by financing activities	(5,672)	5,264
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, put option adjustment, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During the twenty-six week period ended June 26, 2016, net cash provided by operating activities was $6.1 million compared with $3.9 million for the corresponding period in 2015. This increase is primarily attributable to higher operating earnings and the timing of payments on accounts receivables.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In the twenty-six week period ended June 26, 2016, we made capital expenditures of $0.4 million mainly related to computer equipment purchased in the ordinary course of business. In the twenty-six week period ended June 28, 2015, we paid $8.8 million in connection with the D&W acquisition and we made capital expenditures of approximately $0.4 million mainly related to computer equipment purchased in the ordinary course of business and furniture and fixtures related to the new corporate offices.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Revolving Facility, payment of other long-term obligations, stock sales and contingent consideration paid.

For the twenty-six weeks ended June 26, 2016, we increased our borrowings on our revolving line of credit by $1.6 million; and received net proceeds from issuance of common stock of $15.2 million mainly to pay off the Senior Subordinated Credit Agreement of $15.3 million. We also paid $3.7 million in cash dividends on our common stock and we paid $3.5 million of contingent consideration related to the March 2015 acquisition of D&W.

For the twenty-six weeks ended June 28, 2015, we increased our borrowings under our revolving line of credit by $3.7 million and received proceeds from issuance of common stock of $6.4 million mainly to fund the D&W acquisition. We paid $2.8 million in cash dividends on our common stock, we decreased our long-term debt and other long-term liabilities by $1.1 million using excess cash flows from operations, and we paid $0.8 million of contingent consideration primarily related to the June 2013 acquisition of InStaff and the December 2012 acquisition of American Partners division.

Credit Agreements

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

The Company also entered into a senior subordinated credit agreement (the “Senior Subordinated Credit Agreement”) with Patriot Capital III SBIC, L.P. and Patriot Capital III, L.P. (together, “PC Subordinated Debt”), pursuant to which the forgoing lender made term loans of $14,250,000 and $750,000, respectively, with a maturity date of February 21, 2020. The Company's obligations were secured by a security interest in all assets of the Company.

Proceeds from the June 2016 common stock issuance were used to pay off the Senior Subordinated Credit Agreement.

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility.

Borrowings under the Revolving Facility bear interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. The PC Subordinated Debt bore interest of 10% paid quarterly plus a compounding deferred interest of 3%. Additionally, the Company pays an unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

The Credit Agreement and the Senior Subordinated Credit Agreement contain customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service ratio, minimum current ratio and maximum leverage ratio. As of June 26, 2016, the Company was in compliance with these covenants.

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

Changes in Internal Controls Over Financial Reporting

For the quarter ended June 26, 2016, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Underwriting Agreement, dated May 27, 2016 (incorporated by reference from the registrant's Form 8-K filed on May 27, 2016)
10.2	Form of the Representatives’ Warrant (included in Exhibit 1.1) (incorporated by reference from the registrant's Form 8-K filed on May 27, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: August 1, 2016