Form 10-Q
period 2016-09-25
BG Staffing, Inc.
filed 2016-10-31
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016
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

The number of shares outstanding of the registrant’s common stock as of October 31, 2016 was 8,668,485.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 25, 2016	December 27, 2015
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $449,823 and $446,548 at 2016 and 2015, respectively)	$35,476,843	$32,324,284
Prepaid expenses	575,842	861,146
Other current assets	103,623	134,170
Total current assets	36,156,308	33,319,600

Property and equipment, net	1,720,923	1,489,061

Other assets
Deposits	2,555,334	2,233,410
Deferred income taxes, net	9,513,494	8,411,792
Intangible assets, net	24,935,413	29,761,035
Goodwill	9,184,659	9,184,659
Total other assets	46,188,900	49,590,896
Total assets	$84,066,131	$84,399,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued interest	$105,277	$627,638
Accounts payable	1,247,823	1,572,195
Accrued payroll and expenses	12,619,372	11,554,868
Accrued workers’ compensation	732,777	788,878
Contingent consideration, current portion	4,112,194	6,856,121
Other current liabilities	489,195	1,459,838
Income taxes payable	298,250	444,165
Total current liabilities	19,604,888	23,303,703

Line of credit (net of deferred finance fees of $288,818 and $175,524 for 2016 and 2015, respectively)	18,969,794	16,041,476
Long-term debt (net of deferred finance fees of $-0- and $443,800 for 2016 and 2015, respectively)	—	14,607,450
Contingent consideration, less current portion	4,914,578	4,191,160
Other long-term liabilities	286,245	327,344
Total liabilities	43,775,505	58,471,133

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 8,668,485 and 7,387,955 shares issued and outstanding for 2016 and 2015, respectively	86,685	73,880
Additional paid in capital	36,081,672	20,446,948
Retained earnings	4,122,269	5,407,596
Total stockholders’ equity	40,290,626	25,928,424
Total liabilities and stockholders’ equity	$84,066,131	$84,399,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen and Thirty-nine Week Periods Ended September 25, 2016 and September 27, 2015

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2016	2015	2016	2015
Revenues	$67,407,350	$60,170,823	$189,573,350	$150,836,360
Cost of services	50,975,462	46,315,310	144,610,307	117,773,906
Gross profit	16,431,888	13,855,513	44,963,043	33,062,454
Selling, general and administrative expenses	10,291,746	7,703,447	28,668,466	20,929,397
Depreciation and amortization	1,673,546	1,294,137	5,181,456	3,734,414
Operating income	4,466,596	4,857,929	11,113,121	8,398,643
Loss on extinguishment of debt	—	(438,507)	(404,119)	(438,507)
Interest expense, net	(701,968)	(660,590)	(3,278,182)	(1,751,083)
Change in fair value of put option	—	(102,821)	—	66,560
Income before income taxes	3,764,628	3,656,011	7,430,820	6,275,613
Income tax expense	1,416,773	1,441,333	2,852,346	2,434,692
Net income	$2,347,855	$2,214,678	$4,578,474	$3,840,921

Net income per share:
Basic	$0.27	$0.30	$0.58	$0.55
Diluted	$0.26	$0.29	$0.56	$0.53

Weighted-average shares outstanding:
Basic	8,658,061	7,359,632	7,920,000	6,978,309
Diluted	9,028,398	7,573,530	8,219,876	7,181,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Period Ended September 25, 2016

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 27, 2015	$—	7,387,955	$73,880	$20,446,948	$5,407,596	$25,928,424
Share-based compensation	—	—	—	252,972	—	252,972
Issuance of shares, net of offering costs	—	1,191,246	11,912	15,096,844	—	15,108,756
Exercise of common stock options and warrants	—	89,284	893	284,908	—	285,801
Cash dividend declared ($0.25 per share)	—	—	—	—	(5,863,801)	(5,863,801)
Net income	—	—	—	—	4,578,474	4,578,474
Stockholders’ equity, September 25, 2016	$—	8,668,485	$86,685	$36,081,672	$4,122,269	$40,290,626

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Week Periods Ended September 25, 2016 and September 27, 2015

	2016	2015
Cash flows from operating activities
Net income	$4,578,474	$3,840,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	355,833	232,486
Amortization	4,825,623	3,501,928
Loss on disposal of property and equipment	10,192	1,380
Loss on extinguishment of debt, net	404,119	438,507
Contingent consideration adjustment	24,642	(8,688)
Amortization of deferred financing fees	80,049	129,141
Amortization of debt discounts	32,355	32,355
Interest expense on contingent consideration payable	1,449,316	208,263
Put option adjustment	—	(66,560)
Provision for doubtful accounts	209,528	371,953
Share-based compensation	252,972	231,563
Deferred income taxes	(1,101,702)	18,376
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,362,087)	(5,706,619)
Prepaid expenses	285,304	251,541
Other current assets	30,547	(343,703)
Deposits	(321,925)	(331,375)
Accrued interest	(291,954)	11,002
Accounts payable	(324,372)	125,348
Accrued payroll and expenses	1,024,696	2,560,233
Accrued workers’ compensation	(56,101)	(295,451)
Other current liabilities	(945,382)	(176,998)
Income taxes payable	(7,159)	858,955
Other long-term liabilities	(41,398)	10,188
Net cash provided by operating activities	7,111,570	5,894,746

Cash flows from investing activities
Business acquired, net of cash received	—	(8,781,091)
Capital expenditures	(618,157)	(510,403)
Proceeds from the sale of property and equipment	7,587	1,259
Net cash used in investing activities	(610,570)	(9,290,235)

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Thirty-nine Week Periods ended September 25, 2016 and September 27, 2015

	2016	2015

Cash flows from financing activities
Net borrowings under line of credit	3,041,612	4,850,000
Proceeds from issuance of long-term debt	—	15,000,000
Principal payments on long-term debt	(15,281,657)	(17,187,500)
Payments of dividends	(5,863,801)	(4,645,751)
Net proceeds from issuance of common stock	15,254,406	7,025,382
Contingent consideration paid	(3,498,197)	(854,454)
Deferred financing costs	(153,363)	(727,356)
Net cash (used in) provided by financing activities	(6,501,000)	3,460,321
Net change in cash and cash equivalents	—	64,832
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$64,832

Supplemental cash flow information:
Cash paid for interest	$2,221,430	$1,144,221
Cash paid for taxes, net of refunds	$3,961,226	$1,947,636
Non-cash transactions:
Retirement of put options	$—	$1,466,326
Leasehold improvements funded by landlord incentives	$—	$321,450

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

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 27, 2015, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 25, 2016 and December 27, 2015, and include the thirteen and thirty-nine week periods ended September 25, 2016 and September 27, 2015.

Reclassifications

Certain reclassifications have been made to the 2015 financial statements to conform with the 2016 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include goodwill, intangible assets and contingent consideration obligations related to acquisitions and put option valuation.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of September 25, 2016 and December 27, 2015 or revenue for the thirty-nine week periods ended September 25, 2016 and September 27, 2015. Geographic revenue in excess of 10% of the Company's consolidated revenue was generated in the following areas:

	Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015
North Carolina	10%	12%
Maryland	13%	—%
Rhode Island	14%	19%
Texas	32%	43%

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

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Beginning balance	$449,823	$812,964	$446,548	$748,187
Provision for doubtful accounts	162,612	146,291	209,528	371,953
Amounts written off, net	(162,612)	(219,395)	(206,253)	(380,280)
Ending balance	$449,823	$739,860	$449,823	$739,860

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $1,170,445 and $859,274 at September 25, 2016 and December 27, 2015, respectively.

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

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Put Option

The Company granted a put option to certain holders of equity in BG Staffing, Inc., which was carried at fair market value in other long-term liabilities in the consolidated balance sheet. Prior to second quarter 2015, the liability was revalued at each balance sheet date at the greater of an adjusted earnings before income taxes, depreciation and amortization method or the fair market value. During third quarter 2015, the liability calculation of fair market value was based on the closing price of the Company's stock. Changes in fair value are recorded as non-cash, non-operating income (expense) in the Company’s consolidated statements of operations. In October 2015, the remaining shares were sold that contained the put right to third parties, which caused the put rights on those shares to expire.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Weighted-average number of common shares outstanding:	8,658,061	7,359,632	7,920,000	6,978,309
Effect of dilutive securities:
Stock options	323,313	189,074	263,915	181,810
Warrants	47,024	24,824	35,961	21,399
Weighted-average number of diluted common shares outstanding	9,028,398	7,573,530	8,219,876	7,181,518

Stock options	50,000	21,042	50,000	21,042
Warrants	—	—	—	77,970
Antidilutive shares	50,000	21,042	50,000	99,012

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2016-02 Leases, which applies to lease transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

period presented in the financial statements. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, Intangibles - Goodwill and Other, Business Combinations, Consolidation, Derivatives and Hedging, which amends prior guidance by removing their effective dates. The new standard was effective immediately. The Company adopted this ASUs in the first quarter of 2016 on a prospective basis for intangibles and business combinations and retrospective basis for consolidation and derivatives. The adoption of ASU had no impact of the on the consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with the adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions are classified in the statement of cash flows. The standard will become effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements.

NOTE 3 - ACQUISITIONS

D&W Talent, LLC

On February 23, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC (“D&W”) for an initial cash consideration paid of $8.5 million and an undiscounted contingent consideration of up to $3.5 million based on the performance of the acquired business for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was estimated at $2.0 million and later adjusted to $3.5 million in November 2015. All contingent consideration was paid by April 24, 2016. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date.

The 2015 consolidated statements of operations include the operating results of D&W operations for 13 weeks and 31 weeks from the date of acquisition for the thirteen and thirty-nine week periods ended, respectively, from the date of acquisition. D&W operations contributed approximately $4.6 million and $6.0 million of revenue for the thirteen week periods ended September 25, 2016 and September 27, 2015, respectively, and approximately $14.0 million and $13.8 million of revenue for the thirty-nine week periods ended September 25, 2016 and September 27, 2015, respectively.

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

The 2015 consolidated statement of operations does not include any operating results of VTS. VTS operations contributed approximately $8.1 million and $25.3 million of revenue for the thirteen and thirty-nine week periods ended September 25, 2016, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the D&W and VTS acquisitions had taken place on the first day of the Company's 2015 fiscal year would be as follows (dollars in thousands, except per share amounts):

	September 27, 2015
	Thirteen Weeks Ended	Thirty-nine Weeks Ended
Revenues	$68,657	$179,116
Gross profit	$15,802	$40,133
Net income	$2,338	$4,683
Income per share:
Basic	$0.32	$0.67
Diluted	$0.31	$0.65

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility at a rate of 3.75% and tax expense of the pro forma adjustments at an effective tax rate of approximately 37.9%.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $28,784,398 and $23,958,775 at September 25, 2016 and December 27, 2015, respectively. Total amortization expense for the thirteen week periods ended September 25, 2016 and September 27, 2015 was $1,548,914 and $1,197,449, respectively. Total amortization expense for the thirty-nine week periods ended September 25, 2016 and September 27, 2015 was $4,825,623 and $3,501,928, respectively.

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	September 25, 2016	December 27, 2015
Temporary worker payroll	$6,567,263	$5,667,704
Temporary worker payroll related	2,404,292	1,965,931
Accrued bonuses and commissions	1,513,317	1,050,495
Other	2,134,500	2,870,738
	$12,619,372	$11,554,868

The following is a schedule of future estimated contingent consideration payments to various parties as of September 25, 2016:

	Estimated Cash Payment	Discount	Net
Due date:
December 2016	$4,250,000	$(137,806)	$4,112,194
December 2017	4,250,000	(841,496)	3,408,504
December 2018	2,250,000	(743,926)	1,506,074
Contingent consideration	$10,750,000	$(1,723,228)	$9,026,772

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective September 21, 2016, pursuant to the terms of the Credit Agreement, the Company obtained an additional $10.0 million in credit commitments from TCB pursuant to a Commitment Increase Agreement, raising TCB's total commitment under the Credit Agreement to $35.0 million. All other terms and conditions of the Credit Agreement remain the same as those in effect prior to the increase.

On August 21, 2015, the Company also entered into a senior subordinated credit agreement (the “Senior Subordinated Credit Agreement”) with Patriot Capital III SBIC, L.P. and Patriot Capital III, L.P. (together, “PC Subordinated Debt”), pursuant to which the foregoing lenders made term loans of $14,250,000 and $750,000, respectively, with a maturity date of February 21, 2020. Interest accrued at a rate of 13% per annum (with at least 10% paid in cash quarterly and the remainder in cash or PIK interest added to the principal amount of the term loans). Prepayment of the loans prior to maturity was subject to an early repayment fee. The Company's obligations were secured by a security interest in all assets of the Company.

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility described below.

Proceeds from the June 2016 common stock issuance (See Note 9) were used to pay off outstanding amounts under the Senior Subordinated Credit Agreement, $404,119 was recorded as a loss on extinguishment of debt, and a 2% repayment fee was recorded in interest expense in the second quarter 2016.

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

Line of Credit

At September 25, 2016 and December 27, 2015, $19.3 million and $16.2 million, respectively, was outstanding on the Revolving Facility with TCB. Borrowings under the Revolving Facility bear interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. Additionally, the Company pays an unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

Borrowings under the Revolving Facility bore interest as follows:

	September 25, 2016		December 27, 2015
Base Rate	$5,258,612	4.00%	$6,217,000	4.00%
LIBOR	14,000,000	3.79%	3,000,000	3.57%
LIBOR	—	—%	4,000,000	3.61%
LIBOR	—	—%	3,000,000	3.77%
Total	$19,258,612		$16,217,000

The Credit Agreement contains, and the Senior Subordinated Credit Agreement contained, customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii)

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service coverage ratio, minimum current ratio and maximum leverage ratio. As of September 25, 2016, the Company was in compliance with these covenants.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	September 25, 2016	December 27, 2015
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$9,026,772	$11,047,281

In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC, a wholly owned subsidiary of InStaff Holding Corporation (collectively, “InStaff”), the Company granted a put option to certain holders of equity in BG Staffing, Inc. The liability was transferred from Level 3 to Level 2 during the third quarter 2015 due to an increased active market. In October 2015, the remaining shares were sold that contained the put right to third parties, which caused the put rights on those shares to expire.

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

The Company is not currently a party to any material litigation; however, in the ordinary course of our business the Company is periodically threatened with or named as a defendant in various lawsuits or actions. The principal risks that the Company insures against, subject to and upon the terms and conditions of various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employment practices, fiduciary liability, fidelity losses and director and officer liability.

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

In June 2016, the Company issued and sold 1,191,246 shares of common stock, $0.01 par value per share, to various investors in a registered underwritten offering for aggregate gross proceeds of $16,677,444 in cash. The purchase price to the public was $14.00 per share. The newly issued shares constituted approximately 16.1% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $1,568,688 in offering costs. Proceeds were used to pay off existing indebtedness of the Company under the Senior Subordinated Credit Agreement.

NOTE 10 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended September 25, 2016 and September 27, 2015, the Company recognized $111,134 and $48,564 of compensation cost related to stock option awards, respectively. For the thirty-nine week periods ended September 25, 2016 and September 27, 2015, the Company recognized $252,972 and $225,039 of compensation cost related to stock option awards, respectively. Unamortized stock compensation expense as of September 25, 2016 amounted to $621,379, which is expected to be recognized over the next 2.6 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 27, 2015	775,666	$8.19	8.7	$5,246
Granted	50,000	$17.46	9.9
Exercised	(103,055)	$6.91	7.6
Forfeited / Canceled	(37,000)	$9.72	0.0
Options outstanding at September 25, 2016	685,611	$8.97	8.1	$5,699

Options exercisable at December 27, 2015	377,666	$7.30	8.3	$2,889
Options exercisable at September 25, 2016	374,511	$7.84	7.7	$3,535

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2015	398,000	$2.34
Nonvested outstanding at September 25, 2016	311,100	$2.27

For the thirty-nine week periods ended September 25, 2016, the Company issued 71,374 shares of common stock upon the cashless exercise of 87,655 stock options.

Warrant Activity

For the thirteen week periods ended September 25, 2016 and September 27, 2015, the Company did not recognize any compensation cost related to warrants. For the thirty-nine week periods ended September 25, 2016 and September 27, 2015, the Company recognized $-0- and $6,524 of compensation cost related to warrants, respectively. There was no unamortized stock compensation expense to be recognized as of September 25, 2016.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 27, 2015	133,833	$10.21	3.5	$634
Granted	32,250	$16.80	4.7
Exercised	(42,099)	$11.42	3.3
Warrants outstanding at September 25, 2016	123,984	$11.51	3.1	$714

Warrants exercisable at December 27, 2015	133,833	$10.21	3.5	$634
Warrants exercisable at September 25, 2016	91,734	$9.65	2.5	$699

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2015	—	$—
Nonvested outstanding at September 25, 2016	32,250	$—

For the thirty-nine week periods ended September 25, 2016, the Company issued 17,910 shares of common stock upon the cashless exercise of 42,099 warrants.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $217,103 and $69,405 to the 401(k) Plan for the thirteen week periods ended September 25, 2016 and September 27, 2015, respectively. The Company contributed $622,772 and $187,856 to the 401(k) Plan for the thirty-nine week periods ended September 25, 2016 and September 27, 2015, respectively.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue:
Multifamily	$18,889,265	$14,073,077	$43,556,297	$31,743,075
Professional	25,821,676	22,170,557	80,828,787	56,738,701
Commercial	22,696,409	23,927,189	65,188,266	62,354,584
Total	$67,407,350	$60,170,823	$189,573,350	$150,836,360

Depreciation:
Multifamily	$17,122	$8,342	$40,577	$36,745
Professional	39,071	19,100	113,482	43,309
Commercial	23,018	23,460	68,447	68,608
Corporate	45,421	45,786	133,327	83,824
Total	$124,632	$96,688	$355,833	$232,486

Amortization:
Multifamily	$—	$37,708	$62,848	$113,125
Professional	1,454,293	1,000,700	4,399,296	2,848,100
Commercial	94,621	159,041	363,479	540,703
Total	$1,548,914	$1,197,449	$4,825,623	$3,501,928

Operating income:
Multifamily	$3,331,981	$2,405,266	$6,859,318	$4,731,719
Professional	1,163,674	2,041,230	4,737,610	3,918,553
Commercial	1,364,353	1,592,570	4,070,037	3,658,154
Corporate	(1,393,412)	(1,181,137)	(4,553,844)	(3,909,783)
Total	$4,466,596	$4,857,929	$11,113,121	$8,398,643

Capital expenditures:
Multifamily	$23,185	$15,219	$119,592	$73,779
Professional	73,168	88,572	82,336	142,590
Commercial	19,908	30,541	60,229	136,672
Corporate	71,194	16,075	356,000	157,362
Total	$187,455	$150,407	$618,157	$510,403

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 25, 2016	December 27, 2015
Total Assets:
Multifamily	$11,683,042	$7,394,459
Professional	41,726,601	46,750,518
Commercial	20,361,313	20,820,483
Corporate	10,295,175	9,434,097
Total	$84,066,131	$84,399,557

NOTE 13 - SUBSEQUENT EVENTS

On October 19, 2016, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on November 7, 2016 to all shareholders of record as of the close of business on October 31, 2016.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(dollars in thousands)
Revenues	$67,407	$60,171	$189,573	$150,836
Cost of services	50,975	46,315	144,610	117,774
Gross profit	16,432	13,856	44,963	33,062
Selling, general and administrative expenses	10,291	7,703	28,670	20,929
Depreciation and amortization	1,674	1,294	5,181	3,734
Operating income	4,467	4,859	11,112	8,399
Loss on extinguishment of debt	—	(439)	(404)	(439)
Interest expense, net	(702)	(661)	(3,278)	(1,751)
Change in fair value of put option	—	(103)	—	67
Income before income tax	3,765	3,656	7,430	6,276
Income tax expense	1,417	1,441	2,852	2,435
Net income	$2,348	$2,215	$4,578	$3,841

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	75.6%	77.0%	76.3%	78.1%
Gross profit	24.4%	23.0%	23.7%	21.9%
Selling, general and administrative expenses	15.3%	12.8%	15.1%	13.9%
Depreciation and amortization	2.5%	2.2%	2.7%	2.5%
Operating income	6.6%	8.1%	5.9%	5.6%
Loss on extinguishment of debt	—%	(0.7)%	(0.2)%	(0.3)%
Interest expense, net	(1.0)%	(1.1)%	(1.7)%	(1.2)%
Change in fair value of put option	—%	(0.2)%	—%	—%
Income before income tax	5.6%	6.1%	3.9%	4.2%
Income tax expense	2.1%	2.4%	1.5%	1.6%
Net income	3.5%	3.7%	2.4%	2.5%

Thirteen Week Fiscal Period Ended September 25, 2016 (Fiscal Quarter 2016) Compared with Thirteen Week Fiscal Period Ended September 27, 2015 (Fiscal Quarter 2015)

Revenues:	Thirteen Weeks Ended
	September 25, 2016		September 27, 2015
	(dollars in thousands)
Revenues by segment:
Multifamily	$18,889	28.0%	$14,073	23.4%
Professional	25,822	38.3%	22,171	36.8%
Commercial	22,696	33.7%	23,927	39.8%
Total Revenues	$67,407	100.0%	$60,171	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $4.8 million (34.2%), due to our continued focus on expansion outside of Texas. Revenue from branches outside of Texas accounted for approximately $4.2 million of the increase and revenue from branches in Texas increased approximately $0.6 million. The increase was due to a 28.8% increase in billed hours and a 4.0% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $3.6 million (16.5%), primarily from the VTS acquisition, which contributed approximately $8.0 million of new revenues. The increase was offset by a decrease of $4.4 million in the remaining segment due to an 18.6% decrease in billed hours and a 1.1% decrease in average bill rate.

Commercial Revenues: Commercial revenues decreased approximately $1.2 million (5.1%), primarily from branches in Illinois, Wisconsin and Texas. Illinois and Wisconsin locations decreased $0.7 million, Texas branches decreased revenues $0.6 million, and other branches outside of the Midwest increased $0.1 million. The overall revenue decrease was due to a 9.7% decrease in billed hours, offset by a 4.6% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 25, 2016	September 27, 2015
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$7,009	$4,988
Professional	6,198	5,428
Commercial	3,225	3,440
Total Gross Profit	$16,432	$13,856

	Thirteen Weeks Ended
	September 25, 2016	September 27, 2015
Gross Profit Percentage by segment:
Multifamily	37.1%	35.4%
Professional	24.0%	24.5%
Commercial	14.2%	14.4%
Company Gross Profit Percentage	24.4%	23.0%

Overall, our gross profit has increased approximately $2.5 million (18.6%) due primarily to the VTS ($2.1 million) acquisition and increased revenues in our Multifamily segment. As a percentage of revenue, gross profit has increased to 24.4% from 23.0% primarily due to higher revenues in our Multifamily and Professional segments.

Multifamily Gross Profit: Multifamily gross profit increased approximately $2.0 million (40.5%) mainly due to an increase in revenue. The increase in gross profit percentage of 1.7% was due primarily to 6.2% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $0.8 million (14.2%) due primarily to the VTS acquisition of $2.1 million with a gross profit of 25.5%. This increase was offset by a decrease in gross profit of $0.8 million with a gross profit percentage decrease of 6.1% in the finance and accounting group due to an 11% decrease in average spread. The IT group decreased gross profit $0.5 million with a gross profit percentage increase of 0.8% due to a 1.2% increase in average spread.

Commercial Gross Profit: Commercial gross profit decreased approximately $0.2 million (6.3%) due to decreased revenue. The decrease in gross profit percentage of 0.2% is primarily due to a 9.7% decrease in billed hours, offset by a 1.7% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.6 million (33.6%) primarily due to the VTS acquisition of $1.1 million, increased headcount, commissions and bonuses, and other cost associated with our growth.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.4 million (29.4%). The increase in depreciation and amortization is primarily due to Professional segment intangible assets acquired in the VTS acquisition in October 2015.

 Interest Expense, net: Interest expense, net was relatively consistent due to a decrease in the interest of $0.4 million under our debt from the payoff of the subordinated loan balance, which included a 2% repayment fee and the increase in the amortization of contingent consideration discounts of $0.4 million from the VTS acquisition.

Income Taxes: Income tax expense decreased approximately 1.7% primarily due to higher taxable income offset by a decrease in the effective rate.

Thirty-nine Week Fiscal Period Ended September 25, 2016 Compared with Thirty-nine Week Fiscal Period Ended September 27, 2015

Revenues:	Thirty-nine Weeks Ended
	September 25, 2016		September 27, 2015
	(dollars in thousands)
Revenues by segment:
Multifamily	$43,556	23.0%	$31,743	21.0%
Professional	80,829	42.6%	56,739	37.6%
Commercial	65,188	34.4%	62,354	41.4%
Total Revenues	$189,573	100.0%	$150,836	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $11.8 million (37.2%) due to our continued focus on expansion outside of Texas. Revenue from branches outside of Texas accounted for approximately $10.5 million of the increase and revenue from branches in Texas increased approximately $1.3 million. The increase was due to a 31.3% increase in billed hours and a 4.4% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $24.1 million (42.5%) primarily from the VTS acquisition, which contributed approximately $25.3 million of new revenues. The finance and accounting group increased $0.2 million due to 4.0% increase in billed hours offset by a decrease of 2.0% in average bill rate. These revenue increases were offset by a decrease in the IT group of $1.4 million due to a decrease of 4.1% in average bill rate offset by a 1.4% increase in billed hours.

Commercial Revenues: Commercial revenues increased approximately $2.8 million (4.5%) primarily from operations in Texas. Texas branches increased revenues $4.1 million, other branches outside of the Midwest increased $1.9 million, and our Illinois and Wisconsin locations decreased $3.2 million. The overall revenue increase was due to a 0.4% decrease in billed hours and a 4.9% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$16,172	$11,213
Professional	19,450	13,023
Commercial	9,341	8,826
Total Gross Profit	$44,963	$33,062

	Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015
Gross Profit Percentage by segment:
Multifamily	37.1%	35.3%
Professional	24.1%	23.0%
Commercial	14.3%	14.2%
Company Gross Profit Percentage	23.7%	21.9%

Overall, our gross profit has increased approximately $11.9 million (36.0%) due primarily to the VTS ($6.4 million) acquisition and increased revenues in our Multifamily and Commercial segments. As a percentage of revenue, gross profit has increased to 23.7% from 21.9% primarily due to a higher percentage of our revenues from our Multifamily and Professional segments.

Multifamily Gross Profit: Multifamily gross profit increased approximately $5.0 million (44.2%) mainly due to an increase in revenue. The increase in gross profit percentage of 1.8% was due primarily to 7.4% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $6.4 million (49.4%) due primarily to the VTS acquisitions of $6.4 million with a gross profit of 25.2% and the IT group of $0.4 million. These increases were offset by a gross profit decrease of $0.4 million with a gross profit percentage decrease of 3.1% in the finance and accounting group due to a 7.5% decrease in average spread.

Commercial Gross Profit: Commercial gross profit increased approximately $0.5 million (5.8%) due to the corresponding increased revenue. The increase in gross profit percentage of 0.1% is primarily due to a 3.2% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $7.7 million (37.0%) primarily due to the D&W acquisition with $0.1 million and the VTS acquisition with $3.0 million, increased headcount, commissions and bonuses, and other costs associated with our growth.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $1.4 million (38.8%). The increase in depreciation and amortization is primarily due to Professional segment intangible assets acquired in the D&W and VTS acquisitions.

Interest Expense, net: Interest expense, net increased approximately $1.5 million (87.2%) primarily due to the increase in the amortization of contingent consideration discounts of $1.2 million from the D&W and VTS acquisitions and an increase in the interest of $0.3 million from the payoff of the subordinated loan balance, which included a 2% repayment fee.

Income Taxes: Income tax expense increased approximately $0.4 million primarily due to higher taxable income and a decrease in the effective rate.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, and other non-cash expenses such as the put option adjustment, loss on extinguishment of debt, and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(dollars in thousands)
Net income	$2,348	$2,215	$4,578	$3,841
Interest expense, net	702	661	3,278	1,751
Income tax expense	1,417	1,441	2,852	2,435
Loss on extinguishment of debt	—	439	404	439
Change in fair value of put option	—	103	—	(67)
Operating income	4,467	4,859	11,112	8,399
Depreciation and amortization	1,674	1,294	5,181	3,734
Share-based compensation	111	49	253	232
Adjusted EBITDA	$6,252	$6,202	$16,546	$12,365

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
	September 25, 2016	September 27, 2015
	(dollars in thousands)
Net cash provided by operating activities	$7,112	$5,895
Net cash used in investing activities	(611)	(9,290)
Net cash (used in) provided by financing activities	(6,501)	3,460
Net change in cash and cash equivalents	$—	$65

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

During the thirty-nine week period ended September 25, 2016, net cash provided by operating activities was $7.1 million an increase of $1.2 million compared with $5.9 million for the corresponding period in 2015. This increase is primarily attributable to the timing of payments on accounts receivables and accrued payroll and expenses.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In the thirty-nine week period ended September 25, 2016, we made capital expenditures of $0.6 million mainly related to computer equipment purchased in the ordinary course of business. In the thirty-nine week period ended September 27, 2015, we paid $8.8 million in connection with the D&W acquisition and we made capital expenditures of approximately $0.5 million mainly related to computer equipment purchased in the ordinary course of business and furniture and fixtures related to the new corporate offices.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Revolving Facility, payment of other long-term obligations, stock sales and contingent consideration paid.

For the thirty-nine weeks ended September 25, 2016, we increased our borrowings on our revolving line of credit by $3.0 million and received net proceeds from issuance of common stock of $15.3 million mainly to pay off amounts owing under the Senior Subordinated Credit Agreement of $15.3 million. We also paid $5.9 million in cash dividends on our common stock and $3.5 million of contingent consideration related to the fiscal March 2015 D&W acquisition.

For the thirty-nine weeks ended September 27, 2015, we increased our borrowings under our revolving line of credit by $4.9 million and received proceeds from issuance of common stock of $7.0 million mainly to fund the D&W acquisition. We paid $4.6 million in cash dividends on our common stock, we decreased our net debt by $2.2 million using excess cash flows from operations, and we paid $0.9 million of contingent consideration primarily related to the June 2013 InStaff acquisition and the December 2012 acquisition of the American Partners division.

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

Effective September 21, 2016, pursuant to the terms of the Credit Agreement, the Company obtained an additional $10.0 million in credit commitments from TCB pursuant to a Commitment Increase Agreement, raising TCB's total commitment under the Credit Agreement to $35.0 million. All other terms and conditions of the Credit Agreement remain the same as those in effect prior to the increase.

On August 21, 2015, the Company also entered into a senior subordinated credit agreement (the “Senior Subordinated Credit Agreement”) with Patriot Capital III SBIC, L.P. and Patriot Capital III, L.P. (together, “PC Subordinated Debt”), pursuant to which the forgoing lender made term loans of $14,250,000 and $750,000, respectively, with a maturity date of February 21, 2020. The Company's obligations were secured by a security interest in all assets of the Company.

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility.

Proceeds from the June 2016 common stock issuance were used to pay off outstanding indebtedness under the Senior Subordinated Credit Agreement.

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

The Credit Agreement contains customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service ratio, minimum current ratio and maximum leverage ratio. As of September 25, 2016, the Company was in compliance with these covenants.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements”. Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 for a more detailed discussion of our critical accounting policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended September 25, 2016, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and our CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Date of Sale	Number of Shares	Exercise Price
July 5, 2016	2,900	$11.85
July 6, 2016	8,900	$11.85
July 7, 2016	25,525	$11.85
July 12, 2016	200	$4.51
July 13, 2016	2,949	$6.25
July 13, 2016	1,625	$11.85
	42,099
All issuances were cashless and made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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
10.1
Employment Agreement, entered into August 5, 2016 to be effective as of August 1, 2016, between B G Staff Services, Inc. and Beth Garvey (incorporated by reference from the registrant's Form 8-K filed on August 10, 2016)

10.2	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.3
Commitment Increase Agreement, effective as of September 21, 2016, by and among BG Staffing, Inc., BG Personnel, LP, BG Staffing, LLC, B G Staff Services, Inc., and BG Finance and Accounting, Inc.
(incorporated by reference from the registrant's Form 8-K filed on September 23, 2016)

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

Date: October 31, 2016