Form 10-K
period 2016-12-25
BG Staffing, Inc.
filed 2017-03-06
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2016

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 26, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $94,777,292 (based on the closing sale price of the Registrant's common stock on such date as reported on the NYSE MKT).

As of March 6, 2017, there were 8,669,308 shares of the Registrant’s common stock outstanding.

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

Part I
ITEM 1. BUSINESS.

Overview and History
BG Staffing, Inc. (“BG Staffing”, “we”, or the “Company”) is a leading national provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services, Inc., BG Personnel, LP, and BG Finance and Accounting, Inc., within the U.S. in three industry segments: Multifamily, Professional, and Commercial. We provide temporary workers to a variety of customers that are seeking to match their workforce requirements to their business needs. Our customers operate across a diverse set of industries.
We employ a diverse operating model, both from a skill set and a geographic standpoint, which we believe mitigates downside revenue risk.
Our temporary staffing services consist of on-demand or short-term staffing assignments, contract staffing, and on-site management administration. Short-term staffing services assist employers in dealing with employee demands caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent employees. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term staffing services allows companies to utilize a contingent staffing approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.
Our contract staffing services place temporary employees with customers for time-periods of more than three months or for an indefinite time period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the workforce for a large project.
In an on-site management arrangement, we place an experienced manager on-site at a customer’s place of business. The manager is responsible for conducting all recruiting, employee screening, interviewing, drug testing, hiring and employee placement for temporary workers at the customer’s facility for a long-term or indefinite period.
Management believes that the staffing industry and the employees performing these temporary staffing functions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.
BG Staffing, Inc. is the successor by conversion to LTN Staffing, LLC, a Delaware limited liability company that was formed on August 27, 2007. In 2011, we began doing business as BG Staffing. LTN Staffing, LLC converted into a Delaware corporation, BG Staffing, Inc., following the merger of LTN Acquisition, LLC (the former parent of LTN Staffing, LLC) with and into LTN Staffing, LLC. The conversion was completed on November 3, 2013.
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

•
In December 2010, we purchased substantially all of the assets and assumed certain liabilities of JNA Staffing Inc., which specialized in providing temporary staffing services within the state of Wisconsin. These operations were rolled into our existing operations in Milwaukee, Wisconsin.

•
In December 2011, we purchased substantially all of the assets and assumed certain liabilities of Extrinsic, LLC, which specialized in providing information technology staffing services to customers within the U.S. We continue to operate under the Extrinsic trade name.

•
In December 2012, we acquired substantially all of the assets and assumed certain liabilities of American Partners, Inc., which specialized in providing information technology staffing services to customers within the U.S. We continue to operate under the American Partners trade name.

•
In June 2013, we acquired substantially all of the assets and assumed certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC, a wholly owned subsidiary of InStaff Holding Corporation (collectively, “InStaff”). This acquisition has allowed us to strengthen and expand our operations in our Commercial segment. We continue to operate under the InStaff trade name.

•
In March 2015, we acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC ("D&W"), which specialized in providing temporary and full-time staffing services of accounting and finance personnel and secretarial and administrative personnel to customers in Texas and Louisiana. We continue to operate under the Donovan & Watkins trade name.

•
In October 2015, we acquired substantially all of the assets and assumed certain liabilities of Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”), which provided information technology ("IT") temporary staffing talent and project management services. We continue to operate under the Vision Technology Services trade name.

We have 52 branch offices and 17 on-site locations in 22 states within the U.S. We do not currently have any foreign operations.
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
The temporary staffing industry is large and highly fragmented with many competing companies. In September 2016, Staffing Industry Analysts estimated the U.S. temporary staffing market to be $139 billion. Staffing companies compete both to recruit and retain a supply of temporary workers and to attract and retain customers to use these workers. Customer demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.
Our Operations
We have diversified our operations to provide temporary workers within distinct segments of the industry. We refer to these segments as Multifamily, Professional, and Commercial.
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

Our Segments
Our operations are organized into three business segments: Multifamily, Professional, and Commercial.
Multifamily Segment
Our Multifamily segment is a leading provider of front office and maintenance personnel to the multifamily housing industry. We currently have 32 branch offices in 19 states. The Multifamily division utilizes a centralized recruiting model from recruiting centers in Dallas, Houston, and Austin, Texas, in the Charlotte, North Carolina area, and the Tampa, Florida area. All open positions nationally are recruited from one of these regional recruiting centers. The workers we assign to our multifamily customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.
Professional Segment
Our Professional segment provides highly skilled IT professionals with expertise in SAP, Workday, Olik View, Hyperion, Oracle, project management and other IT staffing skills to customers on a national basis. Our customers include large Fortune 500 companies and consulting firms engaged in systems integration projects. We operate our national coverage of the IT market from our offices in North Carolina, Rhode Island, and Maryland. Additionally, we provide finance, accounting and related support personnel in Texas and Louisiana through our Texas based Donovan & Watkins group.
Commercial Segment
Our Commercial segment provides temporary workers to manufacturing, distribution, and logistics customers needing a flexible workforce. We currently have 15 branch offices and 17 on-site locations in 4 states. Our Commercial segment temporary workers perform services in a variety of skilled and unskilled positions. The workers we assign to our Commercial customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.
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
Our Customers

We currently service small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. No customer accounted for more than 10% of our revenues in 2016, 2015, or 2014.

Growth Strategy
We are committed to growing our operations. Revenues have grown from $35 million in 2009 to $253.9 million in 2016, by using a growth strategy reliant upon both acquisitions and organic growth.
We will continue to evaluate acquisition opportunities utilizing our proven approach to the assessment, valuation, and integration of acquisitions. Additionally, we are committed to continue to grow our operations in our current markets, as well as expand into new markets within the segments and industries that we currently serve.
We are organized to handle many of the administrative functions at our corporate location so that our branches can focus on business development and the effective recruiting and assignment of temporary workers.
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
Seasonality
Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our customers’ business. Demand for our Multifamily staffing services increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Commercial staffing services increases during the third quarter of the year and peaks in the fourth quarter. Demand for our Commercial staffing services is lower during the first quarter, in part due to customer shutdowns and adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
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
Employees and Temporary Workers

As of February 3, 2017, we had 291 staff employees at our corporate and branch offices. During the fiscal year ended 2016, we assigned approximately 29,000 temporary workers and had working, on average, approximately 4,800 temporary workers during the fourth quarter of 2016.

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
ITEM 1A. RISK FACTORS.

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition, and results of operations, could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, the financial condition and the results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

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

Several of our existing or potential competitors have substantially greater financial, technical and marketing resources than we do, which may enable them to:

•	Develop and expand their infrastructure and service offerings more quickly and achieve greater cost savings;

•	Invest in new technologies;

•	Expand operations into new markets more rapidly;

•	Devote greater resources to marketing;

•	Compete for acquisitions more effectively and complete acquisitions more easily; and

•	Aggressively price products and services and increase benefits in ways that we may not be able to match.

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

Geographic revenue in excess of 10% of the Company's consolidated revenue in fiscal year 2016 and the related percentage for fiscal years 2015 and 2014 was generated in the following areas:

	2016	2015	2014
Maryland	13%	4%	—%
North Carolina	10%	11%	13%
Rhode Island	13%	17%	21%
Texas	32%	41%	33%

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

Because demand for workforce solutions and services, particularly staffing services, is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for staffing services typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our customers become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer.

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

We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our revolving credit facility, we may not be able to meet payroll requirements.

We require significant amounts of working capital to operate our business. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. In particular, we use working capital to pay expenses relating to our employees and temporary workers and to satisfy our workers’ compensation liabilities. Generally, we pay our temporary workers on a weekly basis while we receive payments from our customers 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay employees and temporary workers and fund related payroll liabilities prior to receiving payment from customers.

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

Our future failure to comply with our covenants which may occur under our revolving credit facility could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurances that any future lender will waive defaults that may occur in the future. If we are forced to refinance our revolving credit facility, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.

We could be required to write-off goodwill or intangible assets in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $9.2 million and $23.5 million, respectively, at the end of 2016. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our financial condition and results of operations.

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

We provide workers’ compensation insurance for our employees and temporary workers. Our workers’ compensation insurance policies are renewed annually. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on commercially reasonable terms. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies. The loss of workers' compensation insurance could have a material adverse effect on the Company’s financial position and results of future operations.

Because we assume the obligation to make wage, tax and regulatory payments in respect of some employees, we are exposed to customer credit risks.

We generally assume responsibility for and manage the risks associated with our employee payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the customer makes payments required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by generally invoicing our customers weekly and having a high number of customers who are geographically and industry diverse. We also carefully monitor the timeliness of our customers’ payments and impose strict credit standards on our customers. If we fail to successfully manage our credit risk, we may suffer losses which would decrease our profitability.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions that took effect during 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties were assessed on employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, if we are required to provide additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not adequate, may increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

In addition, certain of our clients may require that we indemnify them against losses in the event that the client is determined to be non-compliant with the Health Care Reform Laws with respect to one or more of our temporary workers assigned to such client. We have not received notice from any client that acts or omissions by us may have resulted in losses to the client relating to non-compliance with the Health Care Reform Laws, any future liabilities that may be incurred by us pursuant to any such indemnification provisions could affect our results of operations.

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

We may incur fines and other losses or negative publicity with respect to these claims. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on commercially reasonable terms or be sufficient in amount or scope of coverage.

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

We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, or if our security measures are breached, our customer and temporary worker relationships and our ability to attract new customers may be adversely affected.

Our business could be interrupted by damage to or disruption of our computer, telecommunications equipment, or software systems, and we may lose data. Our customers’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. In addition, our business involves the storage and transmission of temporary workers or customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation may be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our services could be harmed.

Acquisitions and new business initiatives may not be successful.

We expect to continue making acquisitions and entering into new business initiatives as part of our long-term business strategy. These acquisitions and new business initiatives involve significant challenges and risks, including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or diversion of management’s attention from our other business. We may be unable to identify suitable acquisition candidates in the future. Moreover, acquisitions may require substantial capital needs and the incurrence of additional indebtedness which may change significantly our capitalization and results of operations. Further, these acquisitions could result in post-closing discovery of material undisclosed liabilities of the acquired business or assets, title or other defects with respect to acquired assets, discrepancies or errors in furnished financial statements or other information or breaches of representations made by the sellers, or the unexpected loss of key employees or customers from acquired businesses. These events could cause harm to our operating results or financial condition.

We have debt that could adversely affect our financial health and prevent us from fulfilling our obligations or put us at a competitive disadvantage.

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

Risks Related to the Ownership of Our Securities

An investment in our common stock should be considered high risk.

An investment in our common stock requires a long-term commitment, with no certainty of return. Investment banks may not agree to underwrite primary or secondary offerings on behalf of our company or its stockholders in the future. If all or any of the foregoing risks occur, it would have a material adverse effect on our company.

Our common stock has been traded on the NYSE MKT since October 27, 2014, and, until recently, has traded in low volumes. We cannot predict whether an active trading market for our common stock will continue. Even if an active trading market continues, the market price of our common stock may remain volatile.
In the absence of an active trading market:

•	you may have difficulty buying and selling our common stock at all or at the price you consider reasonable;

•
market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

Even if an active market for our common stock continues, of which no assurances can be given, the market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

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

Proper systems of internal controls over financial reporting and disclosure are critical to the operation of a public company. Should such systems fail to detect or prevent error or fraud, it would leave us without the ability to reliably compile financial information about our company and significantly impair our ability to prevent or detect errors and fraud, all of which would have a negative impact on our company from many perspectives.

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

In the future, our auditors will be required to attest to the effectiveness of our internal control over financial reporting, and at such time our auditors may issue a report that is adverse in the event our auditors are not satisfied with the level at which our internal controls are documented, designed or operating, which could have an adverse impact on our stock price.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until, at the earliest, the date we are no longer an “emerging growth company” as defined in the recently enacted JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year.

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

Prior to December 19, 2014, we had not paid cash dividends on our common stock. While we have declared and paid dividends for the prior nine quarterly periods, we are limited in our ability to pay dividends by our credit agreements, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive office is located at 5850 Granite Parkway, Suite 730, Plano, Texas 75024, and our telephone number is 972-692-2400. We lease our corporate headquarters, which is approximately 6,200 square feet of space. We have 52 branch offices and 17 on-site locations in 22 states within the U.S. We lease all of our branch offices, which are located throughout the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock commenced listing on the NYSE MKT on October 27, 2014 under the symbol “BGSF.” Our common stock was quoted on the OTC Bulletin Board, or OTCBB, under the symbol “BGSF” from April 30, 2014 to October 27, 2014. Prior to the quotation of our common stock on the OTCBB, there was no public market for our common stock. The table below sets forth information on the range of high and low sales prices for our common stock.

Quarter Ended	High	Low
December 25, 2016	$17.03	$11.77
September 25, 2016	$21.09	$15.38
June 26, 2016	$16.72	$12.55
March 27, 2016	$14.95	$12.07
December 27, 2015	$14.51	$10.53
September 27, 2015	$12.73	$11.21
June 28, 2015	$13.00	$9.79
March 29, 2015	$13.00	$10.41

As of February 3, 2017, the last reported sales price for our common stock was $13.52 per share.
As of February 3, 2017, there were approximately 2,334 holders of record of our common stock.

Dividends

The board of directors has declared or paid the following cash dividends during the fiscal years ended 2016 and 2015:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
December 19, 2014	December 31, 2014	January 30, 2015	$0.15	$989,722
May 1, 2015	May 11, 2015	May 25, 2015	$0.25	1,811,161
June 18, 2015	July 20, 2015	July 31, 2015	$0.25	1,844,868
October 27, 2015	November 9, 2015	November 20, 2015	$0.25	1,846,655
Total				$6,492,406

January 26, 2016	February 8, 2016	February 19, 2016	$0.25	$1,846,989
April 28, 2016	May 9, 2016	May 16, 2016	$0.25	1,849,691
July 26, 2016	August 8, 2016	August 15, 2016	$0.25	2,167,121
October 19, 2016	October 31, 2016	November 7, 2016	$0.25	2,167,121
Total				$8,030,922

On January 26, 2017, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on February 20, 2017 to all shareholders of record as of the close of business on February 13, 2017.

Prior to December 19, 2014, we had not paid cash dividends on our common stock. Our ability to pay dividends is restricted under the terms of our credit agreements and may be restricted under other agreements governing our outstanding indebtedness from time to time. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Credit Agreements” for a description of the restrictions in our credit agreements on our ability to pay dividends.

Equity Compensation Plans

The following equity compensation plan information is provided as of December 25, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (2013 Long-Term Incentive Plan)	678,411	$8.95	82,324
Total	678,411	$8.95	82,324

A description of the equity compensation plan is incorporated by reference to Note 13 in the Notes to Consolidated Financial Statements included in Item 15 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In November 2015, we issued 6,482 shares of common stock in a cashless exercise of outstanding warrants. The warrants had an original exercise price of $6.25.

In July 2016, we issued 157, 2,046, and 15,707 shares of common stock in cashless exercises of outstanding warrants. The warrants had an original exercise prices of $4.51, $6.25, and $11.85, respectively.

The foregoing issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

There were no share repurchases during the fiscal years ended 2016, 2015 or 2014.

Item 6.  Selected Financial Data.

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2016, 2015, and 2014 and the balance sheet data as of December 25, 2016 and December 27, 2015 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2014, 2013 and 2012 and the balance sheet data as of December 28, 2014, December 29, 2013, and December 30, 2012 set forth below were derived from our audited financial statements not included in this Annual Report.

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$253,852	$217,534	$172,811	$151,678	$76,759
Gross profit	$60,073	$47,907	$34,527	$29,063	$15,552
Selling, general and administrative expenses	$37,804	$30,390	$24,084	$19,041	$10,606
Depreciation and amortization	$6,733	$5,544	$4,642	$4,894	$4,469
Operating income	$15,536	$11,973	$5,801	$5,128	$477
Loss on extinguishment of debt	$404	$439	$—	$—	$—
Loss on extinguishment of related party debt	$—	$—	$987	$—	$—
Interest expense, net	$3,962	$2,996	$2,472	$4,057	$2,195
Interest expense-related party	$—	$—	$213	$—	$—
Change in fair value of put option	$—	$(177)	$1,184	$236	$—
Income before income taxes	$11,170	$8,715	$945	$835	$(1,718)
Income tax expense	$4,288	$3,368	$1,374	$(7,463)	$32
Net income (loss)	$6,882	$5,347	$(429)	$8,298	$(1,750)

Net Income (Loss) Per Share:
Net income (loss) per share – basic	$0.85	$0.76	$(0.08)	$1.53	$—
Net income (loss) per share – diluted	$0.82	$0.73	$(0.08)	$1.47	$—
Weighted average shares outstanding – basic	8,108	7,079	5,649	5,425	—
Weighted average shares outstanding – diluted	8,400	7,289	5,649	5,646	—

Pro Forma C Corporation Data (1):
Historical income (loss) before taxes	$—	$—	$—	$835	$(1,718)
Pro forma income tax expense (benefit)	$—	$—	$—	$536	$(588)
Pro forma income (loss)	$—	$—	$—	$299	$(1,130)
Pro forma income (loss) per share – basic	$—	$—	$—	$0.06	$(0.27)
Pro forma income (loss) per share – diluted	$—	$—	$—	$0.05	$(0.27)
Pro forma weighted average shares outstanding – basic	—	—	—	5,425	4,120
Pro forma weighted average shares outstanding – diluted	—	—	—	5,646	4,120

Other Financial Data:
Adjusted EBITDA (2)	$22,583	$17,870	$11,636	$10,022	$4,946

Balance Sheet Data:
Working capital	$19,185	$10,016	$8,304	$8,126	$1,548
Total assets	$81,214	$84,400	$53,276	$58,260	$36,847
Total outstanding borrowings, net	$23,618	$30,649	$21,591	$32,022	$22,240
Total other long-term liabilities	$1,858	$4,519	$2,922	$33,343	$23,339
Stockholders’ equity	$40,488	$25,928	$16,363	$8,103	$1,683

(1)
For comparative purposes, information related to pro forma tax expense (benefit), pro forma income (loss) and pro forma income (loss) per share has been included assuming the Company had been taxed as a C corporation for the periods presented in the audited historical consolidated financial statements (Fiscal year 2013 and Fiscal year 2012).

(2)
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

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
	(dollars in thousands)
Net income (loss)	$6,882	$5,347	$(429)	$8,298	$(1,750)
Interest expense and related party interest, net	3,962	2,996	2,685	4,057	2,195
Income tax expense	4,288	3,368	1,374	(7,463)	32
Loss on extinguishment of debt and related party debt	404	439	987	—	—
Change in fair value of put option	—	(177)	1,184	236	—
Operating income	15,536	11,973	5,801	5,128	477
Depreciation and amortization	6,733	5,544	4,642	4,894	4,469
Share-based compensation	314	353	1,193	—	—
Adjusted EBITDA	$22,583	$17,870	$11,636	$10,022	$4,946

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

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 19 states, via property management companies responsible for the apartment communities' day to day operations.

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

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
	(dollars in thousands)

Revenues	$253,852	$217,534	$172,811
Cost of services	193,779	169,627	138,284
Gross Profit	60,073	47,907	34,527
Selling, general and administrative expenses	37,804	30,390	24,084
Depreciation and amortization	6,733	5,544	4,642
Operating income	15,536	11,973	5,801
Loss on extinguishment of debt	(404)	(439)	—
Loss on extinguishment of related party debt	—	—	(987)
Interest expense, net	(3,962)	(2,996)	(2,472)
Interest expense-related party	—	—	(213)
Change in fair value of put option	—	177	(1,184)
Income before income tax	11,170	8,715	945
Income tax expense	4,288	3,368	1,374
Net income (loss)	$6,882	$5,347	$(429)

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014

Revenues	100.0%	100.0%	100.0%
Cost of services	76.3	78.0	80.0
Gross Profit	23.7	22.0	20.0
Selling, general and administrative expenses	14.9	14.0	13.9
Depreciation and amortization	2.7	2.5	2.7
Operating income	6.1	5.5	3.4
Loss on extinguishment of debt	(0.2)	(0.2)	—
Loss on extinguishment of related party debt	—	—	(0.6)
Interest expense, net	(1.6)	(1.4)	(1.4)
Interest expense-related party	—	—	(0.1)
Change in fair value of put option	—	0.1	(0.7)
Income before income tax	4.4	4.0	0.5
Income tax expense	1.7	1.5	0.8
Net income (loss)	2.7%	2.5%	(0.2)%

Fifty-two Week Fiscal Year Ended December 25, 2016 (Fiscal 2016) Compared with Fifty-two Week Fiscal Year Ended December 27, 2015 (Fiscal 2015)

Revenues:

	Fiscal Year Ended
	December 25, 2016		December 27, 2015
	(dollars in thousands)
Revenues by Segment:
Multifamily	$57,995	22.8%	$43,197	19.9%
Professional	107,037	42.2%	86,712	39.9%
Commercial	88,820	35.0%	87,625	40.2%
Total Revenues	$253,852	100.0%	$217,534	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $14.8 million (34.3%) due to our continued focus on expansion outside of Texas. Revenue from branches outside of Texas accounted for approximately $13.5 million of the increase and revenue from branches in Texas increased approximately $1.3 million. The increase was due to a 28.8% increase in billed hours and a 4.3% increase in average bill rate. Revenue from existing offices accounted for approximately $12.2 million of the increase and revenue from new offices provided approximately $2.6 million.

Professional Revenues: Professional revenues increased approximately $20.3 million (23.4%). The VTS acquisition contributed approximately $24.3 million of new revenues for 12 months in 2016 verses 3 months in 2015. This revenue increase was offset by a decrease in the other IT divisions of $3.5 million due to a decrease of 3.5% in billed hours and a 2.7% decrease in average bill rate. The finance and accounting division decreased $0.5 million due to 0.9% decrease in billed hours and a 2.8% decrease in average bill rate for 12 months in 2016 verses 10 months in 2015.

Commercial Revenues: Commercial revenues increased approximately $1.2 million (1.4%) primarily from operations in Texas. Texas branches increased revenues $2.4 million, other branches outside of the Midwest increased $2.2 million, and our Illinois and Wisconsin locations decreased $3.4 million. The overall revenue increase was due to a 5.2% increase in average bill rate offset by a 3.7% decrease in billed hours.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Fiscal Year Ended
	December 25, 2016	December 27, 2015
	(dollars in thousands)
Gross Profit by Segment:
Multifamily	$21,547	$15,333
Professional	25,728	20,020
Commercial	12,798	12,554
Total Gross Profit	$60,073	$47,907

	Fiscal Year Ended
	December 25, 2016	December 27, 2015
Gross Profit Percentage by Segment:
Multifamily	37.2%	35.5%
Professional	24.0%	23.1%
Commercial	14.4%	14.3%
Company Gross Profit Percentage	23.7%	22.0%

Overall, our gross profit increased approximately $12.2 million (25.4%) due primarily to the VTS ($6.3 million) acquisition (for 12 months in 2016 verses 3 months in 2015) and increased revenues in our Multifamily and Commercial segments. As a percentage of revenue, gross profit has increased to 23.7% from 22.0%, primarily due to higher percentage of our revenues from our Multifamily and Professional segments.

 Multifamily Gross Profit: Multifamily gross profit increased approximately $6.3 million (40.5%) mainly due to an increase in revenue and gross profit percentage. The increase in gross profit percentage of 1.7% was due primarily to 7.1% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $5.7 million (28.5%) due primarily to the VTS acquisition with a gross profit of 25.3% and the other IT divisions of $0.2 million. These increases were offset by a gross profit decrease of $0.7 million with a gross profit percentage decrease of 3.0% in the finance and accounting group due to a 6.9% decrease in average spread.

Commercial Gross Profit: Commercial gross profit increased approximately $0.2 million (1.9%) due to the corresponding increased revenue. The increase in gross profit percentage of 0.1% is primarily due to a 3.7% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $7.4 million (24.4%) primarily due to the D&W acquisition of $0.3 million and the VTS acquisition of $3.0 million, new multifamily offices of $0.7 million, existing multifamily offices of $2.9 million from increased revenues, and other increased headcount, commissions and bonuses, and other costs associated with our growth, offset by decrease in loss on contingent consideration of $1.2 million.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $1.2 million (21.4%). The increase in depreciation and amortization is primarily due to Professional segment intangible assets acquired in the VTS acquisitions.

Interest Expense, net: Interest expense, net increased approximately $1.0 million (32.2%) primarily due to the increase in the amortization of contingent consideration discounts from the D&W and VTS acquisitions.

Income Taxes: Income tax expense, net increased approximately $0.9 million primarily due to higher taxable income offset by a decrease in the effective rate.

Fifty-two Week Fiscal Year Ended December 27, 2015 (Fiscal 2015) Compared with Fifty-two Week Fiscal Year Ended December 28, 2014 (Fiscal 2014)

Revenues:

	Fiscal Year Ended
	December 27, 2015		December 28, 2014
	(dollars in thousands)
Revenues by Segment:
Multifamily	$43,197	19.9%	$34,349	19.9%
Professional	86,712	39.9%	56,579	32.7%
Commercial	87,625	40.2%	81,883	47.4%
Total Revenues	$217,534	100.0%	$172,811	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $8.8 million (25.8%) due to our continued focus on expansion outside of the state of Texas. Revenue from branches outside of Texas accounted for approximately $5.6 million of the increase and revenue from branches in Texas increased approximately $3.2 million. The increase was due to a 20.2% increase in billed hours and a 4.3% increase in average bill rate. Revenue from existing offices accounted for approximately $6.5 million of the increase and revenue from new offices provided approximately $2.3 million.

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

	Fiscal Year Ended
	December 27, 2015	December 28, 2014
	(dollars in thousands)
Gross Profit by Segment:
Multifamily	$15,333	$11,496
Professional	20,020	12,181
Commercial	12,554	10,850
Total Gross Profit	$47,907	$34,527

	Fiscal Year Ended
	December 27, 2015	December 28, 2014
Gross Profit Percentage by Segment:
Multifamily	35.5%	33.5%
Professional	23.1%	21.5%
Commercial	14.3%	13.3%
Company Gross Profit Percentage	22.0%	20.0%

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

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $6.3 million (26.2%) primarily due to the D&W acquisition with $1.9 million and the VTS acquisition with $1.0 million, loss on contingent consideration of $1.7 million, transaction fees of $0.5 million, increased payroll, commissions and bonuses, and other costs associated with our growth.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.9 million (19.4%). The increase in depreciation and amortization is primarily due to Professional segment intangible assets acquired in the D&W acquisition of $0.8 million and VTS acquisition of $0.5 million.

Interest Expense, net: Interest expense, net increased approximately $0.3 million (11.6%) due primarily to the increase in the amortization of contingent consideration discounts from the D&W and VTS acquisitions, offset by an decrease in the interest under our Revolving Facility (as defined below) from a lower revolver balance during the second and third quarters of 2015 than during the same time period in 2014. The Revolving Facility balance was increased in the fourth quarter 2015 for the purchase of VTS.

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

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement with Texas Capital Bank, National Association (“TCB”) that provides for a revolving credit facility maturing August 21, 2019 (the “Revolving Facility”). Our primary uses of cash are payments to temporary workers, employees, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
	(dollars in thousands)
Net cash provided by operating activities	$9,534	$11,792	$5,681
Net cash used in investing activities	(931)	(19,343)	(323)
Net cash (used in) provided by financing activities	(8,603)	7,551	(5,358)
Net change in cash and cash equivalents	$—	$—	$—

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, loss on extinguishment of debt and related party debt, share-based compensation expense, put option adjustment, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, and accrued payroll and expenses.

During Fiscal 2016, net cash provided by operating activities was $9.5 million, a decrease of $2.3 million compared with $11.8 million for Fiscal 2015. This decrease is primarily attributable to the timing of payments on accounts receivables and accrued payroll and expenses offset by higher net income.

During Fiscal 2015, net cash provided by operating activities was $11.8 million, an increase of $6.1 million compared with $5.7 million for Fiscal 2014. This increase is primarily attributable to higher operating earnings and timing of certain contractor payables, offset by the timing of payments on accounts receivables.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2016, we made capital expenditures of $0.9 million mainly related to computer equipment purchased in the ordinary course of business. In Fiscal 2015, we paid $8.8 million in connection with the D&W acquisition in March 2015, $10.0 million in connection with the VTS acquisition in October 2015 and made capital expenditures of $0.6 million mainly related to computer equipment purchased in the ordinary course of business and furniture and fixtures related to the new corporate offices. In Fiscal 2014, we made capital expenditures of approximately $0.3 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Revolving Facility, payment of other current obligations and contingent consideration paid.

For Fiscal 2016, we increased borrowings on our revolving credit facility by $7.7 million and received net proceeds from issuance of common stock of $15.3 million to pay off amounts owing under the Senior Subordinated Credit Agreement of $15.3 million. We also paid $8.0 million in cash dividends on our common stock and $7.6 million of contingent consideration related to the fiscal March 2015 D&W acquisition & fiscal October 2015 VTS acquisition.

 In Fiscal 2015, we increased borrowings under our revolving credit facility by $11.3 million and received net proceeds from issuance of common stock of $7.0 million. We paid $6.5 million in cash dividends on our common stock, decreased our debt and other long-term liabilities by $2.7 million using excess cash flows from operations, and paid $0.9 million of contingent consideration primarily related to the fiscal June 2013 InStaff and the fiscal December 2012 American Partners acquisitions.

 In Fiscal 2014, we decreased our borrowing on the previous revolving credit facility by $9.5 million primarily using the proceeds from issuance of common stock of $8.5 million. We decreased our long-term debt and other current liabilities by $3.3 million using excess cash flows from operations and we paid $1.0 million of contingent consideration primarily related to the fiscal June 2013 InStaff and the fiscal December 2012 American Partners acquisitions.

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

Effective September 21, 2016, pursuant to the terms of the Credit Agreement, the Company obtained an additional $10.0 million in credit commitments from TCB, as administrative and syndication agent, and certain other lender parties, pursuant to a Commitment Increase Agreement, raising the total commitment under the Credit Agreement to $35.0 million. All other terms and conditions of the Credit Agreement remain the same as those in effect prior to the increase. The Company's obligations are secured by a first priority security interest in all assets of the Company.

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

The Credit Agreement contains customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for Permitted Distributions); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service ratio, minimum current ratio and maximum leverage ratio. As of December 25, 2016, the Company was in compliance with these covenants.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 25, 2016.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$23,883	$—	$23,883	$—	$—
Contingent consideration	6,500	4,250	2,250	—	—
Operating lease obligations	3,150	1,196	1,383	564	7
Contractual cash obligations	$33,533	$5,446	$27,516	$564	$7

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the business acquisitions. Intangible assets consist of the value of contract-related intangible assets, trade names and non-compete agreements acquired in acquisitions. We amortize on a straight-line basis intangible assets over their estimated useful lives unless their useful lives are determined to be indefinite. We review goodwill and other intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

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

We have audited the accompanying consolidated balance sheets of BG Staffing, Inc. (the “Company”), as of December 25, 2016 and December 27, 2015 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 25, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 25, 2016 and December 27, 2015 and the results of their operations and their cash flows for each of the years in the three year period ended December 25, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
March 6, 2017

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 25, 2016	December 27, 2015
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $473,573 and $446,548 at 2016 and 2015, respectively)	$33,328,900	$32,324,284
Prepaid expenses	950,696	861,146
Other current assets	154,673	134,170
Total current assets	34,434,269	33,319,600

Property and equipment, net	1,910,858	1,489,061

Other assets
Deposits	2,657,517	2,233,410
Deferred income taxes, net	9,512,455	8,411,792
Intangible assets, net	23,514,376	29,761,035
Goodwill	9,184,659	9,184,659
Total other assets	44,869,007	49,590,896
Total assets	$81,214,134	$84,399,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued interest	$100,868	$627,638
Accounts payable	951,672	1,572,195
Accrued payroll and expenses	9,668,475	11,554,868
Accrued workers’ compensation	754,556	788,878
Contingent consideration, current portion	3,580,561	6,856,121
Other current liabilities	—	1,459,838
Income taxes payable	193,264	444,165
Total current liabilities	15,249,396	23,303,703

Line of credit (net of deferred finance fees of $264,520 and $175,524 for 2016 and 2015, respectively)	23,618,194	16,041,476
Long-term debt, less current portion (net of deferred finance fees of $-0- and $443,800 for 2016 and 2015, respectively)	—	14,607,450
Contingent consideration, less current portion	1,586,324	4,191,160
Other long-term liabilities	271,766	327,344
Total liabilities	40,725,680	58,471,133

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 8,668,485 and 7,387,955 shares issued and outstanding for 2016 and 2015, respectively	86,685	73,880
Additional paid in capital	36,142,688	20,446,948
Retained earnings	4,259,081	5,407,596
Total stockholders’ equity	40,488,454	25,928,424
Total liabilities and stockholders’ equity	$81,214,134	$84,399,557

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 25, 2016, December 27, 2015 and December 28, 2014

	2016	2015	2014
Revenues	$253,852,214	$217,533,856	$172,810,551
Cost of services	193,778,848	169,627,150	138,283,333
Gross profit	60,073,366	47,906,706	34,527,218
Selling, general and administrative expenses	37,804,208	30,390,277	24,084,360
Depreciation and amortization	6,733,341	5,543,740	4,641,548
Operating income	15,535,817	11,972,689	5,801,310
Loss on extinguishment of debt	(404,119)	(438,507)	—
Loss on extinguishment of related party debt	—	—	(986,835)
Interest expense, net	(3,961,617)	(2,995,645)	(2,472,047)
Interest expense-related party	—	—	(213,322)
Change in fair value of put option	—	176,871	(1,184,408)
Income before income taxes	11,170,081	8,715,408	944,698
Income tax expense	4,287,674	3,368,000	1,373,562
Net income (loss)	$6,882,407	$5,347,408	$(428,864)

Net income (loss) per share:
Basic	$0.85	$0.76	$(0.08)
Diluted	$0.82	$0.73	$(0.08)

Weighted average shares outstanding:
Basic	8,107,637	7,079,459	5,648,605
Diluted	8,399,883	7,288,705	5,648,605

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 25, 2016, December 27, 2015 and December 28, 2014

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 29, 2013	—	5,598,847	$55,988	$1,065,228	$6,981,458	$8,102,674
Share-based compensation	—	8,800	88	1,193,120	—	1,193,208
Issuance of shares, net of offering costs	—	963,750	9,639	8,359,105	—	8,368,744
Exercise of common stock options and warrants	—	26,748	267	123,731	—	123,998
Cash dividends declared ($0.15 per share)	—	—	—	—	(989,722)	(989,722)
Other	—	—	—	(6,746)	—	(6,746)
Net loss	—	—	—	—	(428,864)	(428,864)
Stockholders’ equity, December 28, 2014	—	6,598,145	65,982	10,734,438	5,562,872	16,363,292
Share-based compensation	—	—	—	352,881	—	352,881
Issuance of shares, net of offering costs	—	636,500	6,365	6,328,245	—	6,334,610
Retirement of put options	—	—	—	2,320,145	—	2,320,145
Exercise of common stock options and warrants	—	153,310	1,533	711,239	—	712,772
Cash dividends declared ($0.25 per share)	—	—	—	—	(5,502,684)	(5,502,684)
Net income	—	—	—	—	5,347,408	5,347,408
Stockholders’ equity, December 27, 2015	—	7,387,955	73,880	20,446,948	5,407,596	25,928,424
Share-based compensation	—	—	—	313,988	—	313,988
Issuance of shares, net of offering costs	—	1,191,246	11,912	15,096,844	—	15,108,756
Exercise of common stock options and warrants	—	89,284	893	284,908	—	285,801
Cash dividends declared ($0.25 per share)	—	—	—	—	(8,030,922)	(8,030,922)
Net income	—	—	—	—	6,882,407	6,882,407
Stockholders’ equity, December 25, 2016	—	8,668,485	$86,685	$36,142,688	$4,259,081	$40,488,454

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 25, 2016, December 27, 2015 and December 28, 2014

	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$6,882,407	$5,347,408	$(428,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	486,682	338,707	181,809
Amortization	6,246,659	5,205,033	4,459,739
Loss (gain) on disposal of property and equipment	10,192	1,380	(3,112)
Loss on extinguishment of debt, net	404,119	438,507	—
Loss on extinguishment of related party debt	—	—	986,835
Contingent consideration adjustment	(167,393)	1,001,346	(666,217)
Amortization of deferred financing fees	104,847	166,133	173,303
Amortization of debt discounts	43,159	43,140	88,015
Interest expense on contingent consideration payable	1,839,429	697,660	212,844
Paid-in-kind interest	—	166,643	—
Put option adjustment	—	(176,871)	1,184,408
Provision for doubtful accounts	389,319	371,953	444,872
Share-based compensation	313,988	352,881	1,193,208
Deferred income taxes	(1,100,663)	(717,373)	(129,448)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,393,935)	(4,191,615)	266,289
Prepaid expenses	(89,550)	(113,166)	127,793
Other current assets	(20,503)	112,993	(156,174)
Deposits	(424,107)	(345,276)	(653,421)
Accrued interest	(296,363)	246,112	(110,121)
Accounts payable	(620,523)	185,334	(818,620)
Accrued payroll and expenses	(1,927,592)	2,981,758	(919,333)
Accrued workers’ compensation	(34,322)	(564,838)	211,053
Other current liabilities	(945,382)	(191,988)	185,072
Income taxes payable	(110,750)	444,165	(148,759)
Other long-term liabilities	(55,878)	(8,112)	—
Net cash provided by operating activities	9,533,840	11,791,914	5,681,171

Cash flows from investing activities
Businesses acquired, net of cash received	—	(18,781,091)	—
Capital expenditures	(938,943)	(563,169)	(327,934)
Proceeds from sale of property and equipment	7,587	1,259	5,000
Net cash used in investing activities	(931,356)	(19,343,001)	(322,934)

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 25, 2016, December 27, 2015 and December 28, 2014

	2016	2015	2014
Cash flows from financing activities
Net borrowings (payments) under line of credit	7,665,714	11,317,000	(9,521,471)
Proceeds from issuance of long-term debt	—	15,000,000	—
Principal payments on long-term debt	(15,281,657)	(17,187,500)	(2,260,694)
Payments on other current liabilities	(500,000)	(536,488)	(1,000,000)
Payments of dividends	(8,030,922)	(6,492,406)	—
Net proceeds from issuance of common stock	15,254,406	7,047,382	8,492,742
Contingent consideration paid	(7,556,162)	(869,545)	(1,017,276)
Other	—	—	(6,746)
Deferred financing costs	(153,863)	(727,356)	(44,792)
Net cash (used in) provided by financing activities	(8,602,484)	7,551,087	(5,358,237)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

Supplemental cash flow information:
Cash paid for interest	$2,440,757	$1,463,241	$2,337,925
Cash paid for taxes, net of refunds	$5,500,076	$3,639,253	$1,647,576
Non-cash transactions:
Prepaid offering costs	$—	$—	$227,009
Contingent consideration paid through relief of accounts receivable	$—	$—	$596,079
Dividend declared	$—	$—	$989,722
Goodwill adjustment	$—	$—	$550,751
Retirement of put options	$—	$2,320,145	$—
Leasehold improvements funded by landlord incentives	$—	$321,450	$—

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. ("BGFA") (collectively, the "Company"), primarily within the United States of America in three industry segments: Multifamily, Professional, and Commercial .

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 19 states, via property management companies responsible for the apartment communities' day to day operations.

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

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 25, 2016, December 27, 2015 and December 28, 2014, referred to herein as Fiscal years 2016, 2015 and 2014, respectively.

Reclassifications

Certain reclassifications have been made to the 2014 and 2015 financial statements to conform with the 2016 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include goodwill, intangible assets and contingent consideration obligations related to acquisitions and put option valuation. Additionally, the valuation of share based compensation option expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets, contingent consideration and put option liability. The carrying values of accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of the bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with Texas Capital Bank, National Association (“TCB”) that provides for a revolving credit facility (“Revolving Facility”) and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of December 25, 2016 and December 27, 2015 or revenue for the years ended December 25, 2016, December 27, 2015 and December 28, 2014. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal year 2016 and the related percentage for Fiscal years 2015 and 2014 was generated in the following areas:

	2016	2015	2014
Maryland	13%	4%	—%
North Carolina	10%	11%	13%
Rhode Island	13%	17%	21%
Texas	32%	41%	33%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Accounts receivable represents unpaid balances due from customers. The Company maintains an allowance for doubtful accounts for expected losses resulting from customers’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual customers and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received.

Changes in the allowance for doubtful accounts for the fiscal years are as follows:

	2016	2015
Beginning balance	$446,548	$748,187
Provision for doubtful accounts	389,319	371,953
Amounts written off, net	(362,294)	(673,592)
Ending balance	$473,573	$446,548

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

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in the states in which it operates, with minimal loss retention for employees in the commercial segment. Under these policies, the Company is required to maintain refundable deposits of $2,476,201 and $2,062,858, which are included in Deposits the accompanying consolidated balance sheets as of December 25, 2016 and December 27, 2015, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during Fiscal years 2016, 2015 and 2014.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in Fiscal years 2016, 2015 and 2014.

The Company annually evaluates the remaining useful lives of the above intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including the identifiable intangible asset values. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal years 2016, 2015 or 2014.

The Company first evaluates qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount, including goodwill. If after qualitatively assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then further testing is unnecessary. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then estimates the fair value of the reporting unit and compares the fair value of the reporting unit with its carrying amount, including goodwill, as discussed below.

In assessing whether it is more likely than not that an indefinite-lived intangible asset is impaired, the Company assesses relevant events and circumstances that could affect the significant inputs used to determine the fair value.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Fees

Deferred financing fees are amortized on a straight-line basis, which approximates the effective interest method, over the term of the respective loans. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

Contingent Consideration

The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. The calculation of the fair value of the expected future payments uses a discount rate that approximates the Company's weighted average cost of capital. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.

Put Option

The Company granted a put option to certain holders of equity in BG Staffing, Inc., which was carried at fair market value in other long-term liabilities in the consolidated balance sheet. Prior to second quarter 2015, the liability was revalued at each balance sheet date at the greater of an adjusted earnings before income taxes, depreciation and amortization method or the fair market value. During third quarter 2015, the liability calculation of fair market value was based on the closing price of the Company's stock. Changes in fair value were recorded as non-cash, non-operating income (expense) in the Company’s consolidated statements of operations. In October 2015, the remaining shares were sold that contained the put right to third parties, which caused the put rights on those shares to expire.

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

Permanent placement staffing revenues - Permanent placement staffing revenues are recognized when employment candidates start their permanent employment. The Company estimates the effect of permanent placement candidates who do not remain with its customers through the guarantee period (generally 90 days) based on historical experience. Allowances are established to estimate these losses. Fees to customers are generally calculated as a percentage of the new worker’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense for the Fiscal years 2016, 2015 and 2014 was $1,255,482, $841,054 and $623,289, respectively.

Share-Based Compensation

The Company recognizes compensation expense in selling, general and administrative expenses over the service period for options that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	December 25, 2016	December 27, 2015	December 28, 2014
Weighted-average number of common shares outstanding:	8,107,637	7,079,459	5,648,605
Effect of dilutive securities:
Stock options	258,617	199,596	—
Warrants	33,629	9,650	—
Weighted-average number of diluted common shares outstanding	8,399,883	7,288,705	5,648,605

Stock options	50,000	21,042	103,860
Warrants	32,250	—	255,652
Anti-dilutive shares	82,250	21,042	359,512

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. The Company recognizes any penalties when necessary as part of selling, general and administrative expenses.

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

Income tax expense attributable to income from operations for 2015 and 2014 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes, permanent differences related to share-based compensation, and the fair value of the put option adjustment.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") ASU 2014-09, Revenue from Contracts with Customers. Since May 2014, the FASB has issued additional and amended authoritative guidance regarding revenue from contracts with customers in order to clarify and improve the understanding of the implementation guidance. As amended, the new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017. Based on our preliminary analysis, the Company does not believe the adoption of this accounting guidance will have a material impact on the Company's financial condition or results of operations. The Company will continue to evaluate the impact of this guidance on the consolidated financial statements and the preliminary assessments are subject to change.

In February 2016, the FASB issued ASU 2016-02 Leases, which applies to lease transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, Intangibles - Goodwill and Other, Business Combinations, Consolidation, Derivatives and Hedging, which amends prior guidance by removing their effective dates. The new standard was effective immediately. The Company adopted this ASUs in the first quarter of 2016 on a prospective basis for intangibles and business combinations and retrospective basis for consolidation and derivatives. The adoption of ASU had no impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective for the Company beginning with the first quarter of 2017, with early adoption permitted. The Company does not anticipate the adoption of ASU 2016-09 will have a material impact on the Company's financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13 , which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The new standard will become effective for the Company for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements. Since the Company currently uses an expected losses from customers method, the Company does not anticipate the adoption of ASU 2016-13 will have a material impact on the Company's financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain transactions are classified in the statement of cash flows. The standard will become effective for annual and interim periods beginning after December 15, 2017. The Company does anticipate the adoption of ASU 2016-15 will have a material impact on the Company's consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not anticipate the adoption of ASU 2017-01 will have a material impact on the Company's financial condition or results of operations.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS

D&W Talent, LLC

On February 23, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC ("D&W") for an initial cash consideration paid of $8.5 million and an undiscounted contingent consideration of up to $3.5 million based on the performance of the acquired business for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was estimated at $2.0 million and later adjusted to $3.5 million in November 2015. All contingent consideration was paid by April 24, 2016. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. On June 26, 2015, the Company paid an additional $281,091 for the working capital "true-up". The Company incurred costs of $295,639 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

The 2015 consolidated statements of operations include the operating results of D&W operations for 44 weeks from the date of acquisition. D&W operations contributed approximately $18.5 million and $19.1 million of revenue for the years ended December 25, 2016 and December 27, 2015, respectively. The net assets acquired from D&W were assigned to the Professional segment. The acquisition of D&W allows the Company to strengthen and expand its professional operations through finance and accounting personnel.

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. The allocation is as follows:

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

Vision Technology Services

On September 28, 2015, the Company acquired substantially all of the assets and assumed certain liabilities of Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”) for an initial cash consideration paid of $10.0 million and an undiscounted contingent consideration of up to $10.75 million based on the performance of the acquired business for the three years following the date of acquisition. The fair value of the contingent consideration at the acquisition date was estimated at $7.3 million. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. On February 4, 2016, VTS paid the Company an additional $277,928 for the working capital “true up”. The Company incurred costs of $236,172 related to the acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2015 consolidated statements of operations include the operating results of VTS operations for 13 weeks from the date of acquisition. VTS operations contributed approximately $33.5 million and $9.2 million of revenue for the years ended December 25, 2016 and December 27, 2015, respectively. The assets acquired from VTS were assigned to the Professional segment. The VTS acquisition allows the Company to strengthen and expand its professional operations through additional IT skill sets and geography.

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. The allocation is as follows:

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

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the D&W and VTS acquisitions had taken place on the first day of the Company's 2014 fiscal year would be as follows (dollars in thousands, except per share amounts):

	2015	2014
Revenues	$245,813	$223,745
Gross profit	$54,977	$47,949
Net income	$6,059	$556
Income per share:
Basic	$0.86	$0.10
Diluted	$0.83	$0.10

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility at a rate of 3.75% and tax expense of the pro forma adjustments at an effective tax rate of approximately 38.6%.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 25, 2016 and December 27, 2015 consist of the following:

	2016	2015
Leasehold improvements	$532,207	$501,205
Furniture and fixtures	761,471	745,420
Computer systems	1,820,848	1,020,797
Vehicles	97,627	80,913
	3,212,153	2,348,335
Accumulated depreciation	(1,301,295)	(859,274)
Property and equipment, net	$1,910,858	$1,489,061

Total depreciation expense for the Fiscal years 2016, 2015 and 2014 was $486,682, $338,707 and $181,809, respectively.

NOTE 5 - INTANGIBLE ASSETS

In May 2014, due to a remarketing launch, the Company noticed significant remaining name recognition and distinctiveness in the Extrinsic and American Partners trade names within the Professional segment and decided to continue their use in operations indefinitely. The trade name assets’ useful lives were changed to indefinite lived intangible assets and were no longer amortized. At December 25, 2016, these trade names have a remaining unamortized value of $2,537,566. For the Fiscal years 2016, 2015 and 2014, the decrease in amortization expense associated with this change was $768,366, $794,000 and $529,333, respectively. The decrease in basic and diluted net income per share associated with this change would have been approximately $0.06 and $0.07 per share in in 2016 and 2015, respectively, and an increase in basic and diluted net loss per share would have been approximately $0.04 per share in 2014.

Finite and indefinite lived intangible assets consist of the following at:

	December 25, 2016
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$38,389,810	$27,755,016	$10,634,794
Covenant not to compete	1,423,000	1,017,984	405,016
	39,812,810	28,773,000	11,039,810
Indefinite lives:
Trade names	13,907,000	1,432,434	12,474,566
Total	$53,719,810	$30,205,434	$23,514,376

	December 27, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$38,389,810	$21,786,291	$16,603,519
Covenant not to compete	1,423,000	740,050	682,950
	39,812,810	22,526,341	17,286,469
Indefinite lives:
Trade names	13,907,000	1,432,434	12,474,566
Total	$53,719,810	$23,958,775	$29,761,035

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense for the next five years is as follows:

Fiscal Years Ending:
2017	$4,780,629
2018	2,647,377
2019	2,279,126
2020	1,332,678
Total	$11,039,810

Total amortization expense for the Fiscal years 2016, 2015 and 2014 was $6,246,659, $5,205,033 and $4,459,739, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill as of and during the years ended were as follows at:

	Multifamily	Professional	Commercial	Total
Goodwill, December 28, 2014	$1,073,755	$305,791	$5,024,821	$6,404,367
Goodwill from acquisitions	—	2,780,292	—	2,780,292
Goodwill, December 27, 2015 and December 25, 2016	$1,073,755	$3,086,083	$5,024,821	$9,184,659

NOTE 7 - ACCRUED PAYROLL AND EXPENSES, CONTINGENT CONSIDERATION, AND OTHER LONG-TERM LIABILITIES

Accrued payroll and expenses consist of the following at:

	December 25, 2016	December 27, 2015
Temporary worker payroll	$5,547,161	$5,667,704
Temporary worker payroll related	2,033,602	1,959,368
Accrued bonuses and commissions	892,742	1,050,495
Other	1,194,970	2,877,301
Accrued payroll and expenses	$9,668,475	$11,554,868

The following is a schedule of future estimated contingent consideration payments to various parties as of December 25, 2016 related to the VTS acqusition:

	Estimated Cash Payment	Discount	Net
Due date:
December 2017	$4,250,000	$(669,439)	$3,580,561
December 2018	2,250,000	(663,676)	1,586,324
Contingent consideration	$6,500,000	$(1,333,115)	$5,166,885

Other long-term liabilities consisted primarily of deferred rent at December 25, 2016 and December 27, 2015.

NOTE 8 - INCOME TAXES

The Company's income tax expense for the fiscal years are comprised of the following:

	2016	2015	2014
Current federal income taxes	$3,570,814	$2,874,296	$1,401,505
Current state income taxes	1,817,523	1,211,077	101,505
Deferred income taxes	(1,100,663)	(717,373)	(129,448)
Income tax expense	$4,287,674	$3,368,000	$1,373,562

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income taxes are as follows at:

	December 25, 2016	December 27, 2015
Deferred tax assets:
Allowance for doubtful accounts	$155,037	$145,156
Goodwill and intangible assets	7,532,321	4,176,365
Workers’ compensation	20,992	143,291
Contingent consideration	1,889,013	4,097,880
Share-based compensation	326,300	300,218
Deferred tax liabilities:
Prepaid expenses	(348,515)	(290,576)
Fixed assets	(50,920)	(148,769)
Accrued interest	(11,773)	(11,773)
Deferred income taxes, net	$9,512,455	$8,411,792

The Company utilized all of its net operating loss carry forwards in 2014. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 25, 2016 or December 27, 2015.

The income tax provision, reconciled to the tax computed at the statutory Federal rate, is as follows:

	2016		2015		2014
Tax expense at federal statutory rate of 34%	$3,797,828	34.0%	$2,963,239	34.0%	$321,197	34.0%
State income taxes, net of federal benefit	488,498	4.4%	335,785	3.9%	133,516	14.1%
Permanent differences and other	26,951	0.2%	45,175	0.4%	85,779	9.1%
Extinguishment of debt	—	—%	—	—%	191,314	20.2%
Equity related items	(25,603)	(0.2)%	23,801	0.3%	531,587	56.3%
Change in initial deferred assets	—	—%	—	—%	110,169	11.7%
Income tax expense	$4,287,674	38.4%	$3,368,000	38.6%	$1,373,562	145.4%

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

Effective September 21, 2016, pursuant to the terms of the Credit Agreement, the Company obtained an additional $10.0 million in credit commitments from TCB, as administrative and syndication agent, and certain other lender parties, pursuant to a Commitment Increase Agreement, raising the total commitment under the Credit Agreement to $35.0 million. All other terms and conditions of the Credit Agreement remain the same as those in effect prior to the increase. The Company's obligations are secured by a first priority security interest in all assets of the Company.

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

Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company under the Fifth Third Bank senior credit facility described below, as amended, and $438,507 was recorded as a loss on extinguishment of debt in Fiscal year 2015.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from the June 2016 common stock issuance (See Note 12) were used to pay off outstanding amounts under the Senior Subordinated Credit Agreement, $404,119 was recorded as a loss on extinguishment of debt, and a 2% repayment fee was recorded in interest expense in the second quarter of Fiscal year 2016.

On January 29, 2014, the Company amended the senior credit facility with Fifth Third Bank, which provided for a revolving credit facility ("Revolver") of $20.0 million, increased the original principal amount of the term loan facility ("Term Loan A") from $7.1 million to $11.3 million and added $8.0 million of subordinated debt ("Term Loan B"). Borrowings under the Revolver and Term Loan A were partially used to repay the senior subordinated loans with two private lenders and $986,835 was recorded as a loss on the extinguishment of related party debt in the first quarter of Fiscal year 2014.

In connection with the acquisition of the assets of D&W (see Note 3) on February 23, 2015, the Company entered into an amendment with its lenders under senior credit facility to add BGFA as an additional borrower under the agreement and increased the borrowing base amount from 80% to 85% of eligible receivables.

Line of Credit

At December 25, 2016 and December 27, 2015, $23.9 million and $16.2 million, respectively, was outstanding on the Revolving Facility with TCB. Borrowings under the Revolving Facility bear interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. Additionally, the Company pays an unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

Borrowings under the Revolving Facility bore interest as follows:

	December 25, 2016		December 27, 2015
Base Rate	$8,882,714	4.25%	$6,217,000	4.00%
LIBOR	5,000,000	3.95%	3,000,000	3.57%
LIBOR	5,000,000	3.99%	4,000,000	3.61%
LIBOR	5,000,000	4.16%	3,000,000	3.77%
Total	$23,882,714		$16,217,000

Long Term Debt

Long-term debt consists of the following at:

	December 25, 2016	December 27, 2015
PC Subordinated Debt, principal and compounding deferred interest of 3% per annum due February 21, 2020. Interest is paid quarterly at an annual rate of 10%.	$—	$15,051,250
Less deferred finance fees	—	(443,800)
Long-term debt non-current portion	$—	$14,607,450

The Credit Agreement contains, and the Senior Subordinated Credit Agreement contained, customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service coverage ratio, minimum current ratio and maximum leverage ratio. As of December 25, 2016, the Company was in compliance with these covenants.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities on the Revolving Facility as of December 25, 2016, are as follows:

Fiscal Years Ending:
2017	$—
2018	—
2019	23,882,714
Less deferred finance fees:	(264,520)
Total	$23,618,194

NOTE 10 - FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value and establishes a market-based framework or hierarchy for measuring fair value. The standard is applicable whenever assets and liabilities are measured at fair value. The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 25, 2016	December 27, 2015
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$5,166,885	$11,047,281

The changes in the Level 3 fair value measurements from December 27, 2015 to December 25, 2016 relate to$1.8 million in accretion, $7.6 million in payments on contingent consideration, and the remaining in total gains included in earnings. The changes in the Level 3 fair value measurements from December 28, 2014 to December 27, 2015 relate to $0.7 million in accretion, $0.9 million in payments on contingent consideration, and $1.0 million in total losses included in earnings. The key inputs in determining the fair value of the contingent consideration as of December 25, 2016 and December 27, 2015 included discount rates ranging from 16% to 22% and management's estimates of future sales volumes and EBITDA.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employment Agreements

The CEO’s employment agreement was effective as of December 28, 2015 and continues until December 31, 2018 with successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to an amount equal to twelve months of base salary, bonus, and the amount of monthly COBRA premiums for he and his dependents, grossed-up for federal income taxes, for eighteen months. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to an amount equal to eighteen months of base salary, bonus, and the amount of monthly COBRA premiums for he and his dependents, grossed-up for federal income taxes, for eighteen months. Additionally, he will become 100% vested in any awards outstanding under the 2013 Long-Term Incentive Plan (the "2013 Plan") or similar plan.

The COO’s employment agreement was effective as of August 1, 2016 and continues until July 31, 2017 with successive one-year extensions unless terminated pursuant to its terms. In the event that her employment is terminated by the Company without cause or by her for good reason, she will be entitled to an amount equal to six months of base salary and bonus. Should there be a sale of the Company that results in the termination of her employment or a material adverse change in her duties and responsibilities, she will be entitled to an amount equal to twelve months of base salary, bonus, and the amount of monthly COBRA premiums for she and her dependents, grossed-up for federal income taxes, for twelve months. Additionally, she will become 100% vested in any awards outstanding under the 2013 Plan or similar plan.

The CFO’s employment agreement was effective as of August 24, 2015 for one year, and remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to an amount equal to six months of base salary and bonus. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to an amount equal to twelve months of base salary, bonus, and the amount of monthly COBRA premiums for he and his dependents, grossed-up for federal income taxes, for twelve months. Additionally, he will become 100% vested in any awards outstanding under the 2013 Plan or similar plan.

NOTE 12 - EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

In June 2016, the Company issued and sold 1,191,246 shares of common stock, $0.01 par value per share, to various investors in a registered underwritten offering for an aggregate gross proceeds of $16,677,444 in cash. The purchase price to the public was $14.00 per share. The newly issued shares constituted approximately 16.1% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $1,568,688 in offering costs, which included a commission of $625,404 paid to Taglich Brothers, Inc. ("Taglich Brothers") the placement co-agent. In connection with the sale, the Company issued to Roth Capital Partners, LLC and Taglich Brothers (and/or their designees), warrants (the “2016 Warrant”) for the purchase of an aggregate of 32,250 shares of common stock. The 2016 Warrant is exercisable, in whole or in part, commencing on a date which is one year after the closing of the offering and expire on the five-year anniversary of the closing, and have an initial exercise price per share of $16.80. Proceeds were used to pay off existing indebtedness of the Company under the Senior Subordinated Credit Agreement.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 6, 2015, the Company issued and sold 636,500 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate gross proceeds of $7,001,500 in cash. The purchase price to the public was $11.00 per share. The newly issued shares constituted approximately 9.6% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $667,256 in offering costs, which included a commission of $420,090 paid to Taglich Brothers the placement agent.

In December 2014, in a series of transactions, various investors (collectively the “Investors”) joined a Securities Purchase Agreement (the “Purchase Agreement”) with the Company pursuant to which the Company issued and sold 963,750 (the “Shares”) of common stock, $0.01 par value per share (the “Common Stock”), to the Investors in a private placement for an aggregate purchase price of approximately $9,396,562 in cash. The purchase price for the Shares under the Purchase Agreement was $9.75 per Share. The Shares constituted approximately 17.2% of the total of issued and outstanding shares of Common Stock immediately before the initial execution of the Purchase Agreement and the subsequent closing of the purchase and sale of the Shares thereunder. In connection with the closing of the purchase and sale of the shares, the Company paid to Taglich Brothers, the placement agent, commissions of approximately $751,725. In connection with the sale, the Company issued to designees of Taglich Brothers, warrants (the “2014 Warrant”) to purchase 96,375 shares of Common Stock. The 2014 Warrant is exercisable at any time commencing on the sixth month anniversary of the issuance date in whole or in part, at an initial exercise price per share of $9.75, and may be exercised in a cashless exercise. The exercise price and number of shares of Common Stock issuable under the 2014 Warrants are subject to adjustments for stock dividends, splits, combinations and similar events. The 2014 Warrants expire on the fifth anniversary of the date of issuance. The holder of the 2014 Warrant is entitled to the same registration rights provided to the Investors. The proceeds of the sale were used to pay indebtedness under the revolving credit facility.

The board of directors has declared or paid the following cash dividends during 2016 and 2015:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
December 19, 2014	December 31, 2014	January 30, 2015	$0.15	$989,722
May 1, 2015	May 11, 2015	May 25, 2015	$0.25	1,811,161
June 18, 2015	July 20, 2015	July 31, 2015	$0.25	1,844,868
October 27, 2015	November 9, 2015	November 20, 2015	$0.25	1,846,655
Total				$6,492,406

January 26, 2016	February 8, 2016	February 19, 2016	$0.25	$1,846,989
April 28, 2016	May 9, 2016	May 16, 2016	$0.25	1,849,691
July 26, 2016	August 8, 2016	August 15, 2016	$0.25	2,167,121
October 19, 2016	October 31, 2016	November 7, 2016	$0.25	2,167,121
Total				$8,030,922

NOTE 13 - SHARE-BASED COMPENSATION

Stock Issued

On June 24, 2014, under the 2013 Plan, the board of directors authorized and the Company issued a total of 8,800 shares of stock to all the current Company’s employees. For the year ended 2014, the Company recognized $65,120 of compensation expense related to the stock issuance.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended 2016, 2015 and 2014, the Company recognized $313,988, $346,358 and $1,017,675 of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of December 25, 2016 amounted to $534,877 which is expected to be recognized over the next 2.4 years.

The following assumptions were used to estimate the fair value of share options for the years ended:

	2016		2015		2014
Weighted-average fair value of options	$4.05		$1.83		$2.84
Weighted-average risk-free interest rate	1.1%		1.5%		1.3%
Weighted-average dividend yield	$1.00		$1.00		$—
Weighted-average volatility factor	43.2%		43.2%		49.0%
Weighted-average expected life	6.0	yrs	6.0	yrs	5.6	yrs

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 29, 2013	—	$—	0.0	$—
Granted	596,363	$6.51
Exercised	(8,290)	$6.25
Forfeited / Canceled	(2,607)	$6.25
Options outstanding at December 28, 2014	585,466	$6.52	9.1	$3,204
Granted	286,000	$11.03
Exercised	(50,800)	$6.66
Forfeited / Canceled	(45,000)	$6.25
Options outstanding at December 27, 2015	775,666	$8.19	8.7	$5,246
Granted	50,000	$17.46
Exercised	(103,055)	$6.91
Forfeited / Canceled	(44,200)	$9.94
Options outstanding at December 25, 2016	678,411	$8.95	7.8	$4,511

Options exercisable at December 27, 2015	377,666	$7.30	8.3	$2,889
Options exercisable at December 25, 2016	395,911	$8.01	7.6	$2,965

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2015	398,000	$2.34
Nonvested outstanding at December 25, 2016	282,500	$2.57

For the years ended 2016, 2015 and 2014, the Company issued 55,974, -0- and 8,290 shares of common stock upon the cashless exercise of 87,655, -0- and 8,290 stock options, respectively.

As of March 6, 2017, a total of 759,912 shares remain available for issuance under the 2013 Plan.

Warrant Activity

For the years ended 2016, 2015 and 2014, the Company recognized $-0-, $6,523 and $110,413 of compensation cost related to warrants, respectively. There is no unamortized stock compensation expense as of December 25, 2016.

The following assumptions were used to estimate the fair value of warrants for the years ended:

	2016		2015		2014
Weighted-average fair value of warrants	$2.48		$2.43		$3.05
Weighted-average risk-free interest rate	0.6%		0.9%		0.6%
Weighted-average dividend yield	$1.00		$1.00		$0.35
Weighted-average volatility factor	43.2%		49.0%		49.0%
Weighted-average expected life	3.0	yrs	5.0	yrs	4.1	yrs

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants (in thousands)
Warrants outstanding at December 29, 2013	224,205	$7.08	2.6	$—
Granted	121,375	$9.80
Exercised	(18,458)	$4.51
Expired	(300)	$4.51
Warrants exercisable at December 28, 2014	326,822	$8.24	2.9	$1,226
Granted	77,970	$11.85
Exercised	(102,510)	$4.68
Expired	(168,449)	$10.85
Warrants outstanding at December 27, 2015	133,833	$10.21	3.5	$634
Granted	32,250	$16.80
Exercised	(42,099)	$11.42
Expired	—	$—
Warrants outstanding at December 25, 2016	123,984	$11.51	2.8	$532

Warrants exercisable at December 27, 2015	133,833	$10.21	3.5	$634
Warrants exercisable at December 25, 2016	91,734	$9.65	2.2	$532

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2015	—	$—
Nonvested outstanding at December 25, 2016	32,250	$—

For the years ended 2016, 2015 and 2014, the Company issued 17,910, 102,510 and 18,458 shares of common stock upon the cashless exercise of 42,099, 102,510 and 18,458 warrants, respectively.

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 14 - OPERATING LEASES

The Company is a party to leases for its facilities, expiring at various dates through fiscal year 2022. Total rental expense charged to operations amounted to $1,283,142, $1,008,987 and $905,333 for Fiscal years 2016, 2015 and 2014, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 25, 2016:

Fiscal Years Ending:
2017	$1,195,652
2018	741,289
2019	641,560
2020	424,356
2021	139,804
Thereafter	7,059
Total	$3,149,720

NOTE 15 - RELATED PARTY TRANSACTIONS

Through equity ownership in BG Staffing, Inc., the Company is affiliated with multiple investors. Two of these investors were private lenders that also held the senior subordinated loans (see Note 9), which were repaid on January 29, 2014. The Company recorded $986,835 as a loss on extinguishment of related party debt and related party interest expense of $213,322 for the year ended December 28, 2014. Some of our investors are also principals of Taglich Brothers. The Company paid fees to Taglich Brothers related to three equity transactions in 2014, 2015, and 2016 (see Note 12).

NOTE 16 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the "401(k) Plan") for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $819,186, $257,314 and $200,562 to the 401(k) Plan for Fiscal years 2016, 2015 and 2014, respectively.

NOTE 17 - BUSINESS SEGMENTS

The Company operates within three industry segments: Multifamily, Professional, and Commercial. The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 19 states, via property management companies responsible for the apartment communities' day to day operations. The Professional segment provides skilled temporary workers on a nationwide basis for IT customer projects, and finance and accounting needs in Texas and Louisiana. The Commercial segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi. The Company provides services through 52 branch offices and 17 on-site locations in 22 states to customers primarily within the United States of America.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	2016	2015	2014
Revenue:
Multifamily	$57,995,271	$43,196,739	$34,348,562
Professional	107,037,382	86,711,561	56,578,977
Commercial	88,819,561	87,625,556	81,883,012
Total	$253,852,214	$217,533,856	$172,810,551

Depreciation:
Multifamily	$60,818	$45,717	$25,039
Professional	154,447	80,674	24,224
Commercial	92,701	92,750	75,199
Corporate	178,716	119,566	57,347
Total	$486,682	$338,707	$181,809

Amortization:
Multifamily	$62,847	$150,833	$150,833
Professional	5,725,711	4,357,018	3,343,468
Commercial	458,101	697,182	965,438
Corporate	—	—	—
Total	$6,246,659	$5,205,033	$4,459,739

Operating income:
Multifamily	$8,781,822	$6,021,124	$4,017,625
Professional	6,385,934	5,997,646	2,069,507
Commercial	5,717,240	5,386,764	4,251,962
Corporate - selling	(99,242)	—	—
Corporate - general and administrative	(5,249,937)	(5,432,845)	(4,537,784)
Total	$15,535,817	$11,972,689	$5,801,310

Capital Expenditures:
Multifamily	$228,153	$88,053	$28,270
Professional	103,864	151,753	86,927
Commercial	98,077	148,913	78,309
Corporate	508,849	174,450	134,428
Total	$938,943	$563,169	$327,934

Total Assets:
Multifamily	$9,320,335	$7,394,459
Professional	39,548,308	46,750,518
Commercial	21,574,855	20,820,483
Corporate	10,770,636	9,434,097
Total	$81,214,134	$84,399,557

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$59,550,986	$62,615,014	$67,407,350	$64,278,864	$253,852,214
Gross Profit	$13,346,630	$15,184,525	$16,431,888	$15,110,323	$60,073,366
Loss on extinguishment of debt	$—	$(404,119)	$—	$—	$(404,119)
Income before income taxes	$1,382,504	$2,283,688	$3,764,628	$3,739,261	$11,170,081
Net income	$833,138	$1,397,481	$2,347,855	$2,303,933	$6,882,407

Net income per share:
Basic	$0.11	$0.18	$0.27	$0.27	$0.85
Diluted	$0.11	$0.17	$0.26	$0.26	$0.82

Weighted-average shares outstanding:
Basic	7,388,536	7,711,050	8,658,061	8,668,485	8,107,637
Diluted	7,646,726	8,052,996	9,028,398	8,930,542	8,399,883

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$40,884,144	$49,781,392	$60,170,823	$66,697,497	$217,533,856
Gross Profit	$8,341,022	$10,865,918	$13,855,513	$14,844,253	$47,906,706
Loss on extinguishment of debt	$—	$—	$(438,507)	$—	$(438,507)
Change in fair value of put option	$(21,089)	$190,470	$(102,821)	$110,311	$176,871
Income (loss) before income taxes	$311,196	$2,308,405	$3,656,011	$2,439,796	$8,715,408
Net income (loss)	$164,236	$1,462,006	$2,214,678	$1,506,488	$5,347,408

Net income (loss) per share:
Basic	$0.02	$0.21	$0.30	$0.20	$0.76
Diluted	$0.02	$0.20	$0.29	$0.20	$0.73

Weighted-average shares outstanding:
Basic	6,598,145	6,978,414	7,359,632	7,383,346	7,079,459
Diluted	6,935,949	7,270,157	7,573,530	7,645,844	7,288,705

NOTE 19 - SUBSEQUENT EVENTS

On January 24, 2017, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on February 20, 2017 to all shareholders of record as of the close of business on February 13, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2016, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 25, 2016.

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

 Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of the fiscal year ended 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our board of directors consists of five directors. Our board of directors has determined that the following directors are “independent” as defined under the rules of the NYSE MKT: Richard L. Baum, Jr., Paul A. Seid, C. David Allen, Jr., and Douglas E. Hailey. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:

•	Our Class I director is L. Allen Baker, Jr., and the term of such director will expire at the 2018 annual meeting of stockholders;

•	Our Class II directors are Richard L. Baum, Jr. and Paul A. Seid, and the term of each director will expire at the 2019 annual meeting of stockholders; and

•	Our Class III directors are C. David Allen, Jr. and Douglas E. Hailey, and the term of each director will expire at the 2017 annual meeting of stockholders.
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

Our board of directors oversees the risk management activities designed and implemented by our management and executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our board of directors receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

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

Our Audit Committee consists of C. David Allen, Jr., Richard L. Baum, Jr. and Douglas E. Hailey. We believe that each qualifies as independent directors according to the rules and regulations of the SEC and NYSE MKT with respect to audit committee membership. We also believe that Mr. Hailey qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available on our corporate website under the investor relations tab at www.bgstaffing.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, president and chief executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to the fiscal year ended 2016.

 Our Compensation Committee consists of C. David Allen, Jr., Richard L. Baum, Jr. and Paul A. Seid. Our board of directors has adopted a written charter for the Compensation Committee, which is available on our corporate website under the investor relations tab at www.bgstaffing.com. The information on our website is not part of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee
We have a Nominating and Corporate Governance Committee, which identifies, evaluates and recommends qualified nominees to serve on our board of directors, develops and oversees our internal corporate governance processes and maintains a management succession plan. Our Nominating and Corporate Governance Committee charter defines the committee’s primary duties. The Nominating and Corporate Governance Committee will evaluate nominees for director, including nominees recommended by stockholders, using all relevant criteria, including diversity of experience and background. The Nominating and Corporate Governance Committee will consider any director candidates recommended by the Company’s stockholders provided that the notice and information requirements specified by Section 2.06(b)–(c) of the Bylaws (relating to direct stockholder nominations) are complied with. Our Nominating and Corporate Governance Committee consists of Richard L. Baum, Jr., Douglas E. Hailey, and Paul A. Seid. A copy of the Nominating and Corporate Governance Committee’s charter is posted on our website at www.bgstaffing.com. The information on our website is not part of this Annual Report on Form 10-K.

Other Committees
Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Family Relationships
There are no family relationships among any of our executive officers or any of our directors.

Directors

C. David Allen, Jr.

Independent Director
Age: 53
Director Since: 2014
Committees Served: Audit Committee, Compensation Committee

Since 2016, Mr. Allen has served as Chief Financial Officer of Smart Start, LLC, a provider of automotive technology products.  Prior to Smart Start, from 2015 to 2016, Mr. Allen has served as Chief Financial Officer of Graebel Vanlines Holdings, LLC, a provider of commercial and residential logistics, moving and storage services. Prior to Graebel, from 2009 to 2015, Mr. Allen served as an officer of Snelling Services, LLC, a workforce solutions, contract and temporary staffing services provider. From 2010 to 2015, Mr. Allen served as President and Chief Executive Officer. From 2009 to 2010 he served as Chief Financial Officer. Prior to Snelling, Mr. Allen served for three years as Chief Operating Officer and six years as Chief Financial Officer for Telvista Inc., a business process outsourcer providing customer relationship management solutions. He earned a Master of Business Administration degree from the Tuck School at Dartmouth College in 1993 and received a Bachelor of Business Administration from Stephen F. Austin State University with honors in 1986. Our board of directors benefits from Mr. Allen extensive experience in the temporary staffing industry as well as his financial expertise.

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
Age: 56
Director Since: 2013
Committees Served: Audit Committee, Compensation Committee (Chair), Nominating and Corporate Governance Committee (Chair)

Richard L. Baum, Jr. served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) since its inception and was appointed to serve on our board of directors in November 2013. Since March 2013, Mr. Baum has been Chairman of the Board of Unique Fabricating, Inc. (NYSE MKT: UFAB). Mr. Baum joined Taglich Private Equity LLC in 2005 and currently is an active director with a number of private companies where Taglich has an investment. Prior to joining Taglich, Mr. Baum led a group that purchased a private equity portfolio from Transamerica Business Credit. From 1998 to 2003, Mr. Baum was a Managing Director in the small business merger and acquisition practices of Wachovia Securities and its predecessor, First Union Securities. From 1988 through 1998, Mr. Baum was a Principal with the Mid-Atlantic Companies, Ltd., a financial services firm acquired by First Union in 1998. Mr. Baum received a Bachelor of Science from Drexel University and a Master of Business Administration from the Wharton School of the University of Pennsylvania. Our board of directors benefits from Mr. Baum perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

 Douglas E. Hailey

Independent Director
Age: 54
Director Since: 2013
Committees Served: Audit Committee (Chair), Nominating and Corporate Governance Committee

Douglas E. Hailey served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) since its inception and was appointed to our board of directors in November 2013. Mr. Hailey is the managing director of Taglich Private Equity LLC. Mr. Hailey joined Taglich Brothers, Inc. in 1994 as Head of Investment Banking and is an employee, not a partner, director, shareholder or executive officer. Taglich Brothers, Inc. is not an affiliate of Taglich Private Equity LLC. He co-led the private equity initiative in 2001 and currently participates in evaluating and executing new investments. Prior to joining Taglich Brothers, Inc., Mr. Hailey spent five years with Weatherly Financial Group, assisting in sponsoring leveraged buyouts and five years in structured finance lending at Heller Financial and the Bank of New York. He received a Bachelor of Business Administration from Eastern New Mexico University and a Master of Business Administration in Finance from the University of Texas. Our board of directors benefits from Mr. Hailey perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

Paul A. Seid

Independent Director
Age: 68
Director Since: 2014
Committees Served: Compensation Committee, Nominating and Corporate Governance Committee

Since 2010, Mr. Seid has served on the board of directors of BioVentrix, a medical device company. Starting in 2013, he has served as Chief Executive Officer of RST Automation, a hospital instrumentation automation developer which was established 2004. For the past sixteen years he has been President of Strategic Data Marketing, a research and data collection company. He has also founded, bought and/ or sold over twenty companies in Asia, Europe, North, and South America. Mr. Seid graduated from Queen’s College, a division of the City University of New York, in 1968 with a Bachelor’s degree in Political Science. Mr. Seid has held numerous other board of directors and consulting positions. Our board of directors benefits from Mr. Seid extensive experience growing diverse businesses.

Executive Officers
Our board of directors appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our board of directors and until their successors are appointed, or until the earlier of their death, resignation or removal.

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

L. Allen Baker, Jr.	66	President and Chief Executive Officer
Beth Garvey	51	Chief Operating Officer
Dan Hollenbach	61	Chief Financial Officer and Secretary

L. Allen Baker, Jr. joined the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) in 2008 while serving as the Executive Vice President/Chief Financial Officer ("CFO") of Impact Confections, Inc., a confections manufacturing company in Colorado, a position Mr. Baker held from 2002 through 2009 and was appointed to our board of directors in November 2013. He began serving as President and Chief Executive Officer of the Company in 2009. From 1985 to 2002, Mr. Baker served as Executive Vice President and Chief Financial Officer of Piping Design Services, Inc. d/b/a PDS Technical Services, a national, privately held staffing company headquartered in the Dallas/Fort Worth area, with operations in 43 states. Prior to this position, he worked at Core Laboratories, Inc. as the Corporate Controller from 1980 to 1985 and as Data Processing Manager from 1976 to 1980. Mr. Baker held several computer programmer positions prior to joining Core Laboratories, Inc. He has a Bachelor of Science in Mathematics with a minor in Computer Information Systems from West Texas State University and a Master of Business Administration from the University of Dallas.

Beth Garvey began serving as Chief Operating Officer of the Company in August 2016 and joined the Company through the Company's acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC ("InStaff") in 2013. Ms. Garvey started at InStaff in 1998 as Director of Human Resources, subsequently serving as Director of Operations, VP of Operations, Senior VP of Operations, COO and ultimately CEO prior to our acquisition. Beth currently serves on the Advisory Board for and the Dallas Regional Chamber and the Board of Directors for the Texas Association of Business. She is also currently serving on the Executive Committee for the Dallas Executive Women’s Roundtable.

Dan Hollenbach joined as CFO and Secretary on August 24, 2015. Prior to joining the Company, Mr. Hollenbach was the CFO of Cybergy Holdings, Inc. (OTC: CYBG), an advisory service and products company for the federal and state governments, and commercial clients, from May 2014 to August 2015. Prior to this position, he led the consulting practice for Robert Half Management Resources in Colorado from June 2010 to May 2014. From August 2004 to July 2009, Dan was the CFO for Global Employment Holdings (OTC: GEYH), a national staffing, consulting and professional employer organization company. Mr. Hollenbach began his career in the Audit and Assurance Services practice of EY before entering the corporate world. He has over three decades of experience in corporate accounting and finance, including expertise in initial public offerings, SEC reporting, mergers and acquisitions, SarbanesOxley, treasury management, process improvement, and all phases of audit, tax, and reporting. Additionally, he has served on audit committees and led negotiations of multiple senior debt restructurings. He is a CPA in the State of Texas, holds a Chartered Global Management Accountant certification, and received his B.B.A. in accounting from Texas Tech University.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer and our chief financial officer (who is our principal accounting officer). Our Code of Ethics is available on our website at www.bgstaffing.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to the fiscal year ended 2016 were timely made.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for the fiscal year ended 2016 and the positions they held with the company as of December 25, 2016 are:

•	L. Allen Baker, Jr., our President and Chief Executive Officer;

•	Beth Garvey, our Chief Operating Officer; and

•	Dan Hollenbach, our Chief Financial Officer and Secretary; and

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During the fiscal year ended 2016, we had only three executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to the fiscal years ended 2016, 2015 and 2014.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

L. Allen Baker, Jr.(1) President and Chief Executive Officer	2016	$375,000		$—		$—	$—	$—	$—	$23,217	(2)	$398,217
	2015	$325,000		$278,750	(3)	$—	$54,814	$—	$—	$19,733	(4)	$678,297
	2014	$325,000		$32,500	(5)	$509	$929,683	$—	$—	$20,925	(6)	$1,308,617

Beth Garvey (8) Chief Operating Officer	2016	$111,056	(7)	$—		$—	$202,623	$—	$—	$4,053	(7)	$317,732
	2015	$—		$—		$—	$—	$—	$—	$—		$—
	2014	$—		$—		$—	$—	$—	$—	$—		$—

Dan Hollenbach Chief Financial Officer and Secretary	2016	$210,000		$—		$—	$—	$—	$—	$—		$210,000
	2015	$76,729		$17,500		$—	$119,921	$—	$—	$19,863	(9)	$234,013
	2014	$—		$—		$—	$—	$—	$—	$—		$—

(*)
The amounts reflects the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 Share-based Compensation to the audited consolidated financial statements included in the Original Form 10-K.

(1)	Mr. Baker also serves on our board of directors, but does not receive additional compensation to do so.

(2)	Includes $12,000 representing matching 401(k) contributions made by us and $11,217 in medical benefits.

(3)	Includes $178,750 of 2015 bonus was earned in 2015 and $100,000 discretionary bonus paid in 2015.

(4)	Includes $11,750 representing matching 401(k) contributions made by us and $7,983 in medical benefits.

(5)	2014 bonus was earned in 2014 and paid in 2015.

(6)	Includes $11,750 representing matching 401(k) contributions made by us and $9,175 in medical benefits.

(7)	Includes compensation since the executed employment agreement effective August 1, 2016.

(8)	Beth Garvey was not named executive officer in 2015 or 2014 and therefore no amounts have been included for those respective years in the table above.

(9)	Includes $4,053 representing matching 401(k) contributions made by us

Agreements with Executive Officers

President and Chief Executive Officer

On February 1, 2016, we executed an employment agreement effective December 28, 2015 with L. Allen Baker, Jr., pursuant to which Mr. Baker serves as our President and Chief Executive Officer. The contract is effective through December 31, 2018 and automatically renews for successive one-year periods until terminated in accordance with its terms. We refer to each of these one-year periods as employment periods. Mr. Baker’s annual compensation is evaluated annually, but may not be less than $375,000 per year. Mr. Baker received an annual base salary of $375,000 for the fiscal year ended December 25, 2016.

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

In the event that Mr. Baker’s employment is terminated by us without cause or by Mr. Baker for good reason, Mr. Baker will receive as severance installments equal to twelve months of base salary plus COBRA premiums for eighteen months. In the event that Mr. Baker’s employment is terminated without cause or for good reason within one year of a change in control (as defined in the employment agreement), Mr. Baker will receive as severance installments his base salary plus COBRA premiums for Mr. Baker and his dependents for eighteen months. Mr. Baker will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Mr. Baker’s execution of a separation agreement including a general release. In the event that Mr. Baker’s employment is terminated by us for cause, or by Mr. Baker other than for good reason, we will pay to Mr. Baker any monthly salary, bonus payable but unpaid, unused vacation, and expense reimbursements, earned or due to Mr. Baker but unpaid.

We and Mr. Baker have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement. Pursuant to the agreement, Mr. Baker generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of eighteen months following his termination, not to solicit our customers, interfere with our customer and supplier relationships, or solicit our employees. Mr. Baker also agrees not to compete with us for a period of twelve months or for the period during which he is entitled to severance payments (if longer).

Mr. Baker was granted stock options in 2015 and 2014 as further described under “Outstanding Equity Awards” below.

Chief Operating Officer

On August 5, 2016, we executed an employment agreement effective August 1, 2016 with Beth Garvey pursuant to which Ms. Garvey serves as our Chief Operating Officer. The contract is effective through July 31, 2017 and automatically renews for successive one-year periods until terminated in accordance with its terms. Ms. Garvey's annual compensation is evaluated annually, but may not be less than $275,000 per year. Ms. Garvey received an annual base salary of $275,000 pro rated for the fiscal year ended December 25, 2016.

Ms. Garvey is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation committee) and certain fiscal year objectives as determined by us and provided that Ms. Garvey is in our employment on the date such bonus amount is paid.

In the event that Ms. Garvey’s employment is terminated by us without cause or by Ms. Garvey for good reason, Ms. Garvey will receive as severance installments equal to six months of base salary. In the event that Ms. Garvey’s employment is terminated without cause or for good reason within one year of a change in control, Ms. Garvey will receive as severance installments her base salary plus COBRA premiums for Ms. Garvey and her dependents for twelve months. Ms. Garvey will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Ms. Garvey’s execution of a separation agreement including a general release. In the event that Ms. Garvey’s employment is terminated by us for cause, or by Ms. Garvey other than for good reason, we will pay to Ms. Garvey any monthly salary, bonus payable but unpaid, unused vacation, and expense reimbursements, earned or due to Ms. Garvey but unpaid.

We and Ms. Garvey have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement. Pursuant to the agreement, Ms. Garvey generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of eighteen months following her termination, not to solicit our customers, interfere with our customer and supplier relationships, or solicit our employees. Ms. Garvey also agrees not to compete with us for a period of twelve months after termination.

Ms. Garvey was granted stock options in the fiscal year ended 2016 pursuant to her election as COO and in fiscal 2015 and 2014 in her previous role as further described under “Outstanding Equity Awards” below.

Chief Financial Officer

On October 27, 2015, we executed an employment agreement effective August 24, 2015 with Dan Hollenbach pursuant to which Mr. Hollenbach serves as our Chief Financial Officer and Secretary. The contract remains in effect under successive one-year extensions unless terminated pursuant to its terms. Mr. Hollenbach's annual compensation is evaluated annually, but may not be less than $210,000 per year. Effective December 26, 2016, the Compensation committee approved an increase in Mr. Hollenbach's annual base salary to $230,000.

Mr. Hollenbach is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation committee) and certain fiscal year objectives as determined by us and Mr. Hollenbach is in our employment on the date such bonus amount is paid. For purposes of the fiscal year ended 2015 only, Mr. Hollenbach was eligible to receive a discretionary bonus in the gross lump sum amount $17,500. Mr. Hollenbach was able to be reimbursed for moving and relocation costs and temporary living expenses not to exceed $33,000.

In the event that Mr. Hollenbach’s employment is terminated by us without cause or by Mr. Hollenbach for good reason, Mr. Hollenbach will receive as severance installments equal to six months of base salary. In the event that Mr. Hollenbach’s employment is terminated without cause or for good reason within one year of a change in control, Mr. Hollenbach will receive as severance installments his base salary plus COBRA premiums for Mr. Hollenbach and his dependents for twelve months. Mr. Hollenbach will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Mr. Hollenbach’s execution of a separation agreement including a general release. In the event that Mr. Hollenbach’s employment is terminated by us for cause, or by Mr. Hollenbach other than for good reason, we will pay to Mr. Hollenbach any monthly salary, bonus payable but unpaid, unused vacation, and expense reimbursements, earned or due to Mr. Hollenbach but unpaid.

We and Mr. Hollenbach have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement. Pursuant to the agreement, Mr. Hollenbach generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of eighteen months following his termination, not to solicit our customers, interfere with our customer and supplier relationships, or solicit our employees. Mr. Hollenbach also agrees not to compete with us for a period of twelve months after termination.

Mr. Hollenbach was granted stock options in 2015 as further described under “Outstanding Equity Awards” below.

2013 Long-Term Incentive Plan

Our board of directors adopted our 2013 Long-Term Incentive Plan (the "2013 Plan") effective December 20, 2013, and was approved by our shareholders on February 6, 2014. Our 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.

A total of 900,000 shares of our common stock were originally reserved for issuance pursuant to our 2013 Plan, of which 82,324 shares remain available for issuance as of December 25, 2016.

For more details on our 2013 Plan, see our registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013 and Note 13 in the Notes to Consolidated Financial Statements.

Outstanding Equity Awards

The following table presents outstanding equity awards as of December 25, 2016.

Name	Option Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)		(b)	(c)		(d)	(e)	(f)

L. Allen Baker, Jr.	06/09/2015	12,000	18,000	(1)	—	$11.00	06/09/2025
	02/06/2014	170,271	—	(2)	—	$6.25	02/06/2024
	02/06/2014	17,402	—	(2)	—	$12.50	02/06/2024
	02/06/2014	56,000	14,000	(3)	—	$6.25	02/06/2024
	02/06/2014	16,000	16,000	(4)	—	$6.25	02/06/2024

Beth Garvey	08/16/2016	1,417	11,768	(5)	—	$17.46	08/16/2026
	08/16/2016	8,583	28,232	(6)	—	$17.46	08/16/2026
	06/09/2015	8,000	12,000	(7)	—	$11.00	06/09/2025
	02/06/2014	20,000	5,000	(8)	—	$6.25	02/06/2024

Dan Hollenbach	10/27/2015	18,066	27,099	(9)	—	$11.07	10/27/2025
	10/27/2015	7,934	11,901	(10)	—	$11.07	10/27/2025

(1)	Nonqualified stock options vested one-fifth on June 9, 2015 and the remainder of the options vest in four equal annual increments beginning on June 9, 2016.

(2)	Nonqualified stock options vested in full on the date of grant

(3)	Nonqualified stock options vested one-fifth on February 6, 2014 and the remainder of the options vest in four equal annual increments beginning on February 6, 2015.

(4)	Incentive stock options vested one-fifth on February 6, 2014 and the remainder of the options vest in four equal annual increments beginning on February 6, 2015.

(5)	Incentive stock options vested one-fifth on August 16, 2016 and the remainder of the options vest in four equal annual increments beginning on August 16, 2017.

(6)	Nonqualified stock options vested one-fifth on August 16, 2016 and the remainder of the options vest in four equal annual increments beginning on August 16, 2017.

(7)	Incentive stock options vested one-fifth on June 9, 2015 and the remainder of the options vest in four equal annual increments beginning on June 9, 2016.

(8)	Incentive stock options vested one-fifth on February 6, 2014 and the remainder of the options vest in four equal annual increments beginning on February 6, 2015.

(9)	Incentive stock options vested one-fifth on October 27, 2015 and the remainder of the options vest in four equal annual increments beginning on October 27, 2016.

(10)	Nonqualified stock options vested one-fifth on October 27, 2015 and the remainder of the options vest in four equal annual increments beginning on October 27, 2016.

Each option is subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each option is further subject to the terms and conditions set forth in the 2013 Plan and in the applicable Stock Option Agreement.

Vesting Equity Awards

No stock awards were granted to our named executive officers during the fiscal year ended 2016.

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

Director Compensation for the Fiscal Year Ended 2016

The table below sets forth the compensation payable to our non-management directors for service during the fiscal year ended 2016.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (*)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

C. David Allen, Jr.	$25,000	$—	$—	$—	$—	$—	$25,000
Richard L. Baum, Jr.	$50,000	$—	$—	$—	$—	$—	$50,000
Douglas E. Hailey	$50,000	$—	$—	$—	$—	$—	$50,000
Paul A. Seid	$25,000	$—	$—	$—	$—	$—	$25,000

*
The amounts reflects the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 6, 2017 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 8,669,308 shares of common stock outstanding as of March 6, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of March 6, 2017 through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BG Staffing, Inc., 5850 Granite Parkway Drive, Suite 730, Plano, Texas 75024.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

Dan Hollenbach	26,000	(1)	*
Beth Garvey	38,536	(2)	*
L. Allen Baker, Jr.	486,336	(3)	5.4%
Douglas E. Hailey	120,394	(4)	1.4%
Richard L. Baum, Jr.	83,521	(5)	*
C. David Allen, Jr.	7,125	(6)	*
Paul A. Seid	77,022	(7)	*
All executive officers and directors as a group (7 total)	838,934		9.3%
Michael N. Taglich (10)	576,627	(8)	6.6%
Robert F. Taglich (10)	522,378	(9)	6.0%

*	Less than 1%.
(1)	Includes 26,000 shares of common stock issuable upon exercise of stock options.
(2)	Includes 38,000 shares of common stock issuable upon exercise of stock options.
(3)	Includes 271,673 shares of common stock issuable upon exercise of stock options and 214,663 shares of common stock held by a trust.
(4)	Includes 18,623 shares of common stock issuable upon exercise of stock options.
(5)
Includes 7,125 shares of common stock issuable upon exercise of stock options, 65,111 shares of common stock held by a private investment company controlled by Mr. Baum, and 5,388 shares of common stock held by a family trust.

(6)	Includes 7,125 shares of common stock issuable upon exercise of stock options.
(7)	Includes 7,125 shares of common stock issuable upon exercise of stock options.
(8)
Includes 41,870 shares of common stock held by a private investment company controlled by Mr. Taglich, 12,000 shares of common stock held by a partnership 50% controlled by Mr. Taglich, 19,626 shares of common stock registered in the name of an individual third party but over which Mr. Taglich has voting and investment control, 34,777 shares of common stock issuable upon exercise of warrants to purchase shares of common stock, and 12,204 shares of common stock held by Mr. Taglich as custodian for third parties.

(9)
Includes 220 shares of common stock registered in the name of an individual third party but over which Mr. Taglich has voting and investment control, 12,000 shares of common stock held by a partnership 50% controlled by Mr. Taglich, 31,257 shares of common stock issuable upon exercise of warrants to purchase shares of common stock, and 5,715 shares of common stock held by Mr. Taglich as custodian for third parties.

(10)	The address of Michael N. Taglich and Robert F. Taglich is c/o Taglich Brothers, Inc., 790 New York Avenue, Suite 209, Huntington, New York 11743.

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

2016 Registered Offering
In June 2016, the Company issued and sold 1,191,246 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price of $16,677,444 in cash. The purchase price was $14.00 per share. The newly issued shares constituted approximately 16.1% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, we paid Taglich Brothers, Inc., as co-placement agent, commissions of approximately $625,000. Michael N. Taglich and Robert F. Taglich are co-founders of Taglich Brothers, Inc. and the beneficial owners of more than 5% of our common stock. The Underwriting Agreement also provided for the Company to issue warrants to Taglich Brothers, Inc. to purchase from the Company up to a total of 16,125 shares of Common Stock at an exercise price of $16.80 per share, which is exercisable in whole or in part commencing one year after the closing of the offering and expires on the fifth anniversary of the closing.

2015 Registered Offering
On May 6, 2015, the Company issued and sold 636,500 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price of $7,001,500 in cash. The purchase price was $11.00 per share, which constituted approximately 9.6% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Securities Purchase Agreement. In connection with the closing, we paid Taglich Brothers, Inc., as placement agent, commissions of approximately $420,000. Michael N. Taglich and Robert F. Taglich are co-founders of Taglich Brothers, Inc. and the beneficial owners of more than 5% of our common stock.

2014 Private Placement
In December 2014, we sold an aggregate of 963,750 shares of our common stock to various accredited investors in a private placement at a price of $9.75 per share. In connection with the private placement, we paid Taglich Brothers, Inc., as placement agent, commissions of approximately $752,000. We also issued to designees of Taglich Brothers warrants to purchase 96,375 shares of our common stock. The warrants are exercisable at any time commencing on the sixth month anniversary of the issuance date in whole or in part, at an initial exercise price per share of $9.75, and may be exercised in a cashless exercise. The exercise price and number of shares of common stock issuable under the warrants are subject to adjustments for stock dividends, splits, combinations and similar events. The warrants expire on the fifth anniversary of the date of issuance. The holders of the warrants are also entitled to certain registration rights. Michael N. Taglich and Robert F. Taglich are co-founders of Taglich Brothers, Inc. and the beneficial owners of more than 5% of our common stock.

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in the fiscal years ended 2016, 2015, and 2014 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 are set forth below.

	2016	2015	2014

Audit Fees (1)	$168,243	$192,543	$177,236
Audit-Related Fees (2)	75,214	167,154	27,117
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$243,457	$359,697	$204,353

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and services related to our acquisitions.
(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisitions, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2017 and Whitley Penn LLP has served in this capacity since 2013. Our board of directors has further directed that we submit the selection of our independent registered public accounting firm for ratification by our stockholders at the 2017 annual meeting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2017.

BG STAFFING, INC.

By:	/s/ L. Allen Baker, Jr.
Name: L. Allen Baker, Jr.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2017.

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

2.4	First Amendment to Asset Purchase Agreement, dated as of December 15, 2015, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC

2.5
Second Amendment to Asset Purchase Agreement, dated as of March 9, 2016, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from Amendment No. 1 to the registrant's Annual Report on Form 10-K filed on April 25, 2016)

2.6
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

3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013)

10.1**	BG Staffing, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from the registrant’s registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013)

10.2**	Form of Nonqualified Stock Option Agreement (Vested Options) (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.3**	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.4**	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.5**	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.6
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

10.7
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

10.8
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

10.9
Securities Purchase Agreement, dated as of December 10, 2014, by and between BG Staffing, Inc. and the investors set forth on the signature pages thereto (incorporated by reference from the registrant’s Form 8-K filed on December 11, 2014)

10.10
Form of Warrant to Purchase Common Stock issued by BG Staffing, Inc. to designees of Taglich Brothers, Inc. in connection with private placement (incorporated by reference from the registrant’s Form 8-K filed on December 11, 2014)

10.11	Form of Subscription Agreement between BG Staffing, Inc. and the investors party thereto (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 5, 2015)

10.12
Placement Agent Agreement, dated May 4, 2015, between BG Staffing, Inc., Taglich Brothers, Inc., and National Securities Corporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 5, 2015)

10.13
Credit Agreement, dated as of August 21, 2015, among BG Staffing, Inc., as borrower, the lenders from time to time party thereto, and Texas Capital Bank, National Association, as administrative agent, swing line lender, sole lead arranger, and sole book runner (incorporated by reference from registrant’s Form 8-K filed August 25, 2015)

10.14
Senior Subordinated Credit Agreement, dated as of August 21, 2015, among BG Staffing, Inc., as borrower, the lenders from time to time party thereto, and Patriot Capital III SBIC, L.P., as administrative agent (incorporated by reference from registrant’s Form 8-K filed August 25, 2015)

10.15**	Separation Agreement, dated as of August 24, 2015, between BG Staffing, Inc., the Company, and Michael A. Rutledge (incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2015)

10.16**	Amendment to Separation Agreement, dated as of August 28, 2015, between BG Staffing, Inc. and Michael A. Rutledge (incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2015)

10.17**
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

10.19	Underwriting Agreement, dated May 27, 2016 (incorporated by reference from the registrant's Form 8-K filed on May 27, 2016)

10.20	Form of the Representatives’ Warrant (included in Exhibit 1.1) (incorporated by reference from the registrant's Form 8-K filed on May 27, 2016)

10.21**
Employment Agreement, entered into August 5, 2016 to be effective as of August 1, 2016, between B G Staff Services, Inc. and Beth Garvey (incorporated by reference from the registrant's Form 8-K filed on August 10, 2016)

10.22
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