Form 10-Q
period 2017-03-26
BG Staffing, Inc.
filed 2017-04-27
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017
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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☑

The number of shares outstanding of the registrant’s common stock as of April 27, 2017 was 8,739,978.

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

You can identify these and other forward-looking statements by the use of words such as "aim," "potential," “may,” “could,” “would,” “might,” “will,” “expect,” “intend,” “plan,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “future” or “continue” or the negative thereof or similar variations.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the availability of workers’ compensation insurance coverage at commercially reasonable terms;

•	the availability of qualified temporary workers;

•	compliance with federal, state and local labor and employment laws and regulations and changes in such laws and regulations;

•	the ability to compete with new competitors and competitors with superior marketing and financial resources;

•	management team changes;

•	the favorable resolution of current or future litigation;

•	the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;

•	the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;

•	adverse changes in the economic conditions of the industries or markets that we serve;

•	disturbances in world financial, credit, and stock markets;

•	unanticipated changes in regulations affecting the company’s business;

•	a decline in consumer confidence and discretionary spending;

•	the general performance of the U.S. and global economies;

•	continued or escalated conflict in the Middle East; and

•
other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 26, 2017	December 25, 2016
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $473,573 at 2017 and 2016)	$31,407,679	$33,328,900
Prepaid expenses	1,017,667	950,696
Other current assets	152,577	154,673
Total current assets	32,577,923	34,434,269

Property and equipment, net	2,098,379	1,910,858

Other assets
Deposits	2,697,641	2,657,517
Deferred income taxes, net	9,512,455	9,512,455
Intangible assets, net	22,282,533	23,514,376
Goodwill	9,184,659	9,184,659
Total other assets	43,677,288	44,869,007
Total assets	$78,353,590	$81,214,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued interest	$100,379	$100,868
Accounts payable	1,302,156	951,672
Accrued payroll and expenses	10,422,809	9,668,475
Accrued workers’ compensation	470,536	754,556
Contingent consideration, current portion	3,757,026	3,580,561
Income taxes payable	1,023,170	193,264
Total current liabilities	17,076,076	15,249,396

Line of credit (net of deferred finance fees of $239,721 and $264,520 for 2017 and 2016, respectively)	19,665,547	23,618,194
Contingent consideration, less current portion	1,667,975	1,586,324
Other long-term liabilities	243,471	271,766
Total liabilities	38,653,069	40,725,680

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized,8,669,308 and 8,668,485 shares issued and outstanding for 2017 and 2016, respectively	86,693	86,685
Additional paid in capital	36,220,243	36,142,688
Retained earnings	3,393,585	4,259,081
Total stockholders’ equity	39,700,521	40,488,454
Total liabilities and stockholders’ equity	$78,353,590	$81,214,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen Week Periods Ended March 26, 2017 and March 27, 2016

	Thirteen Weeks Ended
	2017	2016
Revenues	$56,843,687	$59,550,986
Cost of services	43,172,453	46,204,356
Gross profit	13,671,234	13,346,630
Selling, general and administrative expenses	9,606,444	8,902,999
Depreciation and amortization	1,371,434	1,781,470
Operating income	2,693,356	2,662,161
Interest expense, net	(558,619)	(1,279,657)
Income before income taxes	2,134,737	1,382,504
Income tax expense	832,906	549,366
Net income	$1,301,831	$833,138

Net income per share:
Basic	$0.15	$0.11
Diluted	$0.15	$0.11

Weighted-average shares outstanding:
Basic	8,668,955	7,388,536
Diluted	8,924,419	7,646,726

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirteen Week Period Ended March 26, 2017

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 25, 2016	$—	8,668,485	$86,685	$36,142,688	$4,259,081	$40,488,454
Share-based compensation	—	—	—	77,563	—	77,563
Exercise of common stock options	—	823	8	(8)	—	—
Cash dividend declared ($0.25 per share)	—	—	—	—	(2,167,327)	(2,167,327)
Net income	—	—	—	—	1,301,831	1,301,831
Stockholders’ equity, March 26, 2017	$—	8,669,308	$86,693	$36,220,243	$3,393,585	$39,700,521

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Week Periods Ended March 26, 2017 and March 27, 2016

	2017	2016
Cash flows from operating activities
Net income	$1,301,831	$833,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,591	110,661
Amortization	1,231,843	1,670,809
Gain on disposal of property and equipment	—	(7,576)
Amortization of deferred financing fees	24,798	35,463
Amortization of debt discounts	—	10,785
Interest expense on contingent consideration payable	258,116	542,594
Paid-in-kind interest	—	115,014
Provision for doubtful accounts	4,254	—
Share-based compensation	77,563	70,901
Deferred income taxes	—	(288,140)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,916,967	2,195,540
Prepaid expenses	(66,971)	(2,085)
Other current assets	2,096	(69,321)
Deposits	(40,123)	(106,332)
Accrued interest	(489)	(25,420)
Accounts payable	350,484	(557,925)
Accrued payroll and expenses	754,333	618,890
Accrued workers’ compensation	(284,020)	164,575
Other current liabilities	—	(899,907)
Income taxes payable	829,905	437,506
Other long-term liabilities	(28,294)	(5,626)
Net cash provided by operating activities	6,471,884	4,843,544

Cash flows from investing activities
Capital expenditures	(327,112)	(236,305)
Proceeds from the sale of property and equipment	—	7,576
Net cash used in investing activities	(327,112)	(228,729)

Cash flows from financing activities
Net payments under line of credit	(3,977,445)	(1,151,000)
Payments of dividends	(2,167,327)	(1,846,989)
Contingent consideration paid	—	(1,616,826)
Net cash used in financing activities	(6,144,772)	(4,614,815)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$240,845	$567,315
Cash paid for taxes, net of refunds	$—	$400,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), primarily within the United States of America in three industry segments: Multifamily, Professional, and Commercial. We now have 57 branch offices and 17 on-site locations located across 26 states.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 23 states, via property management companies responsible for the apartment communities' day to day operations.

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
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 25, 2016, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 26, 2017 and December 25, 2016, and include the thirteen week periods ended March 26, 2017 and March 27, 2016, referred to herein as Fiscal 2017 and 2016, respectively.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform with the 2017 presentation.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include goodwill, intangible assets and contingent consideration obligations related to acquisitions. Additionally, the valuation of share based compensation option expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of the bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with Texas Capital Bank, National Association (“TCB”) that provides for a revolving credit facility (“Revolving Facility”) and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of March 26, 2017 and December 25, 2016 or revenue for the thirteen week periods ended March 26, 2017 and March 27, 2016. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2017 and the related percentage for Fiscal 2016 was generated in the following areas:

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Maryland	14%	14%
Rhode Island	16%	15%
Texas	30%	36%

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Beginning balance	$473,573	$446,548
Provision for doubtful accounts	4,254	—
Amounts (written off) collected, net	(4,254)	3,275
Ending balance	$473,573	$449,823

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $1,440,886 and $1,301,295 at March 26, 2017 and December 25, 2016, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in the states in which it operates, with minimal loss retention for employees in the commercial segment. Under these policies, the Company is required to maintain refundable deposits of $2,506,073 and $2,476,201, which are included in Deposits the accompanying consolidated balance sheets as of March 26, 2017 and December 25, 2016, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during Fiscal 2017 and Fiscal 2016.

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

Paid-in-kind Interest

The Company recorded paid-in-kind interest on a monthly basis to accrued interest. The first month following a quarter, the paid-in-kind accrued interest is reclassed to the related debt principal if not paid.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities. Antidilutive shares are excluded from the calculation of diluted earnings per share.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Weighted-average number of common shares outstanding:	8,668,955	7,388,536
Effect of dilutive securities:
Stock options	227,214	228,987
Warrants	28,250	29,203
Weighted-average number of diluted common shares outstanding	8,924,419	7,646,726

Stock options	50,000	—
Warrants	32,250	—
Antidilutive shares	82,250	—

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

Income tax expense attributable to income from operations for 2017 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes.

Income tax expense attributable to income from operations for 2016 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes and permanent differences related to share-based compensation.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard was effective for the Company beginning with the first quarter of 2017. The Company adopted this ASU on a prospective basis which had no impact on the consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new standard is effective for the Company beginning with the fourth quarter of 2020. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on the Company's financial condition or results of operations.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $31,437,277 and $30,205,434 at March 26, 2017 and December 25, 2016, respectively. Total amortization expense for the thirteen week periods ended March 26, 2017 and March 27, 2016 was $1,231,843 and $1,670,809, respectively.

NOTE 4 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	March 26, 2017	December 25, 2016
Temporary worker payroll	$5,793,322	$5,547,161
Temporary worker payroll related	2,190,973	2,033,602
Accrued bonuses and commissions	800,655	892,742
Other	1,637,859	1,194,970
	$10,422,809	$9,668,475

The following is a schedule of future estimated contingent consideration payments to various parties as of March 26, 2017:

	Estimated Cash Payment	Discount	Net
Due date:
December 2017	$4,250,000	$(492,974)	$3,757,026
December 2018	2,250,000	(582,025)	1,667,975
Contingent consideration	$6,500,000	$(1,074,999)	$5,425,001

NOTE 5 - DEBT

The Company had a credit agreement (the “Credit Agreement”) with TCB providing for a Revolving Facility, maturing August 21, 2019, permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $35.0 million.

In connection with the acquisition of substantially all the assets and certain of the liabilities of Zycron, Inc. on April 3, 2017, the Company entered into an amended and restated credit agreement with TCB (see Note 12).

Line of Credit

At March 26, 2017 and December 25, 2016, $19.9 million and $23.9 million, respectively, was outstanding on the Revolving Facility with TCB. Borrowings under the Revolving Facility bore interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. Additionally, the Company paid an unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Revolving Facility bore interest as follows:

	March 26, 2017		December 25, 2016
Base Rate	$14,905,268	4.50%	$8,882,714	4.25%
LIBOR	5,000,000	4.10%	5,000,000	3.95%
LIBOR	—	—%	5,000,000	3.99%
LIBOR	—	—%	5,000,000	4.16%
Total	$19,905,268		$23,882,714

The Credit Agreement contains customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service coverage ratio, minimum current ratio and maximum leverage ratio. As of March 26, 2017, the Company was in compliance with these covenants.

NOTE 6 - FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	March 26, 2017	December 25, 2016
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$5,425,001	$5,166,885

The changes in the Level 3 fair value measurements from December 25, 2016 to March 26, 2017 relate to $0.3 million in accretion. The key inputs in determining the fair value of the contingent consideration as of March 26, 2017 and December 25, 2016 included discount rates ranging from 20% to 22% and management's estimates of future sales volumes and EBITDA.

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

NOTE 9 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended March 26, 2017 and March 27, 2016, the Company recognized $77,563 and $70,901 of compensation cost related to stock option awards, respectively. Unamortized stock compensation expense as of March 26, 2017 amounted to $448,619, which is expected to be recognized over the next 2.2 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 25, 2016	678,411	$8.95	7.8	$4,511
Granted	—	$—
Exercised	(4,800)	$11.07
Forfeited / Canceled	(10,200)	$11.00
Options outstanding at March 26, 2017	663,411	$8.90	7.6	$3,524

Options exercisable at December 25, 2016	395,911	$8.01	7.6	$2,965
Options exercisable at March 26, 2017	437,511	$7.79	7.3	$2,730

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 25, 2016	282,500	$2.57
Nonvested outstanding at March 26, 2017	225,900	$2.52

For the thirteen week periods ended March 26, 2017, the Company issued 823 shares of common stock upon the cashless exercise of 4,800 stock options.

Warrant Activity

For the thirteen week periods ended March 26, 2017 and March 27, 2016, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of March 26, 2017.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 25, 2016	123,984	$11.51	2.8	$532
Warrants outstanding at March 26, 2017	123,984	$11.51	2.6	$394

Warrants exercisable at December 25, 2016	91,734	$9.65	2.2	$532
Warrants exercisable at March 26, 2017	91,734	$9.65	2.0	$394

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 25, 2016	32,250	$—
Nonvested outstanding at March 26, 2017	32,250	$—

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $202,421 and $178,638 to the 401(k) Plan for the thirteen week periods ended March 26, 2017 and March 27, 2016, respectively.

NOTE 11 - BUSINESS SEGMENTS

The Company operates within three industry segments: Multifamily, Professional, and Commercial. The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 23 states, via property management companies responsible for the apartment communities' day to day operations. The Professional segment provides skilled temporary workers on a nationwide basis for IT customer projects, and finance and accounting needs in Texas and Louisiana. The Commercial segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, fixed assets, deferred tax assets, and other assets.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Revenue:
Multifamily	$13,091,645	$10,736,765
Professional	25,832,624	27,642,629
Commercial	17,919,418	21,171,592
Total	$56,843,687	$59,550,986

Depreciation:
Multifamily	$23,310	$9,744
Professional	41,161	37,149
Commercial	26,169	21,939
Corporate	48,951	41,829
Total	$139,591	$110,661

Amortization:
Multifamily	$—	$37,708
Professional	1,137,222	1,490,710
Commercial	94,621	142,391
Total	$1,231,843	$1,670,809

Operating income:
Multifamily	$1,701,517	$1,464,992
Professional	1,811,980	1,592,035
Commercial	853,645	1,280,086
Corporate - selling	(126,921)	—
Corporate - general and administrative	(1,546,865)	(1,674,952)
Total	$2,693,356	$2,662,161

Capital expenditures:
Multifamily	$43,287	$18,949
Professional	117,819	—
Commercial	34,157	33,321
Corporate	131,849	184,035
Total	$327,112	$236,305

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 26, 2017	December 25, 2016
Total Assets:
Multifamily	$8,440,668	$9,320,335
Professional	40,490,528	39,548,308
Commercial	18,252,695	21,574,855
Corporate	11,169,699	10,770,636
Total	$78,353,590	$81,214,134

NOTE 12 - SUBSEQUENT EVENTS

Zycron, Inc.

On April 3, 2017, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Zycron, Inc. (“Zycron”), for an initial cash consideration paid of $18.5 million and issued $1 million (70,670 shares privately placed) of the Company's common stock at closing. An additional $500,000 was held back as partial security for post-closing purchase price adjustments and indemnification obligations. The purchase agreement further provides for contingent earn-out consideration payments of up to $3.0 million, based on the performance of the acquired business for the two years following the date of acquisition.

The net assets acquired from the acquired business were assigned to the Professional segment. The acquisition of the assets of Zycron allows the Company to strengthen and expand its IT operations throughout the southeastern U.S. region and selected markets across the country with talent and project management services. As the transaction was recently completed, the initial accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, has not been completed.

Debt

In connection with the acquisition of the assets of Zycron described above, on April 3, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $35 million. The Amended Credit Agreement provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”) and also provides for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment.

The Revolving Facility and Term Loan bear interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). Swing Line Loans bear interest at the Base Rate plus the Applicable Margin. All interest and commitment fees are generally paid quarterly. The Company’s obligations under the Amended Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the Credit Agreement and the Company must comply with certain financial covenants. The Company may not permit the Leverage Ratio (as defined in the Amended Credit Agreement) to be greater than the following: 2.50 to 1.0 (April 3, 2017 to end of fiscal March 2018), 2.00 to 1.0 (March 31, 2018 to end of fiscal March 2019), 1.50 to 1.0 (March 31, 2019 to end of fiscal March 2020), 1.0 to 1.0 (From and after end of fiscal March, 2020). Moreover, the Company may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than 1.50 to 1.00, and may not permit the Dividend Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than (a) 1.10 to 1.00 for any four fiscal quarter period ending on or before September 30, 2017 or (b) 1.20 to 1.00 for any four fiscal quarter period thereafter.

The Company borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquistion on April 3, 2017. Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company on the revolving credit facility under the Credit Agreement, dated as of August 21, 2015, as amended, with TCB.

Dividend

On April 18, 2017, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on May 8, 2017 to all shareholders of record as of the close of business on May 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto. Comparative segment revenues and related financial information are discussed herein and are presented in Note 12 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, for a description of important factors that could cause actual results to differ from expected results.

Overview

We are a leading national provider of professional temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC ("D&W") in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”) in October 2015, Zycron, Inc. in April 2017. We operate within three industry segments: Multifamily, Professional, and Commercial. We provide services to customers primarily within the United States of America. We now have 57 branch offices and 17 on-site locations located across 26 states.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 23 states, via property management companies responsible for the apartment communities' day to day operations.

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

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
	(dollars in thousands)
Revenues	$56,844	$59,551
Cost of services	43,173	46,204
Gross profit	13,671	13,347
Selling, general and administrative expenses	9,606	8,904
Depreciation and amortization	1,371	1,781
Operating income	2,694	2,662
Interest expense, net	(559)	(1,280)
Income before income tax	2,135	1,382
Income tax expense	833	549
Net income	$1,302	$833

Revenues	100.0%	100.0%
Cost of services	75.9%	77.6%
Gross profit	24.1%	22.4%
Selling, general and administrative expenses	16.9%	15.0%
Depreciation and amortization	2.4%	3.0%
Operating income	4.7%	4.5%
Interest expense, net	(1.0)%	(2.1)%
Income before income tax	3.8%	2.3%
Income tax expense	1.5%	0.9%
Net income	2.3%	1.4%

Thirteen Week Fiscal Period Ended March 26, 2017 ("Fiscal 2017") Compared with Thirteen Week Fiscal Period Ended March 27, 2016 ("Fiscal 2016")

Revenues:	Thirteen Weeks Ended
	March 26, 2017		March 27, 2016
	(dollars in thousands)
Revenues by segment:
Multifamily	$13,092	23.0%	$10,737	18.0%
Professional	25,833	45.5%	27,643	46.4%
Commercial	17,919	31.5%	21,171	35.6%
Total Revenues	$56,844	100.0%	$59,551	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $2.4 million (21.9%) due to our continued focus on expansion outside of Texas. Revenue from branches outside of Texas accounted for approximately $2.1 million of the increase and revenue from branches in Texas increased approximately $0.3 million. The increase was due to a 15.2% increase in billed hours and a 5.6% increase in average bill rate. Revenue from existing offices accounted for approximately $0.8 million of the increase and revenue from new offices provided approximately $1.6 million.

Professional Revenues: Professional revenues decreased approximately $1.8 million (6.5%) primarily due to the IT group. The IT group decreased $1.5 million and the finance and accounting group decreased $0.3 million. The overall decrease was due to a 14.3% decrease in billed hours, which was partially offset by an increase of 9.1% in average bill rate and increased permanent placements of $0.2 million.

Commercial Revenues: Commercial revenues decreased approximately $3.3 million (15.4%) primarily from operations in Texas. Texas branches decreased revenues $1.8 million, other branches outside of the Midwest decreased $1.3 million, and our

Illinois and Wisconsin locations decreased $0.2 million. The overall revenue decrease was due to a 20.9% decrease in billed hours that was offset by a 6.7% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$4,984	$3,952
Professional	6,211	6,386
Commercial	2,476	3,009
Total Gross Profit	$13,671	$13,347

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Gross Profit Percentage by segment:
Multifamily	38.1%	36.8%
Professional	24.0%	23.1%
Commercial	13.8%	14.2%
Company Gross Profit Percentage	24.1%	22.4%

Overall, our gross profit has increased approximately $0.4 million (2.4%) due primarily to increased revenues in our Multifamily segment. As a percentage of revenue, gross profit has increased to 24.1% from 22.4% primarily due to a higher percentage of our revenues from our Multifamily and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Multifamily Gross Profit: Multifamily gross profit increased approximately $1.0 million (26.1%) mainly due to an increase in revenue. The increase in gross profit percentage of 1.3% was due primarily to 7.3% increase in average spread.

Professional Gross Profit: Professional gross profit decreased approximately $0.1 million (2.7%). The overall decrease in gross profit was offset by an average spread increase of 13.3% within the IT group and the finance and accounting group increasing 10.6%.

Commercial Gross Profit: Commercial gross profit decreased approximately $0.5 million (17.7%) due to the corresponding decreased revenue. The average spread increased 6.7%.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $0.7 million (7.9%), primarily related to an increase in Multifamily of $0.8 million of which approximately 51% was due to new office expansion. The increase in Multifamily was partially offset by a decrease in back office costs of $0.1 million.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.4 million (23.0%). The decrease in depreciation and amortization is primarily due to the end of Professional segment intangible amortization of the 2011 Extrinsic, LLC acquisition.

Interest Expense, net: Interest expense, net decreased approximately $0.7 million (56.3%) primarily due to the decrease in the interest of $0.5 million related to the payoff of subordinated debt that accrued interest at a rate of 13% per annum and the decrease in the amortization of contingent consideration discounts of $0.3 million from the D&W and VTS acquisitions.

Income Taxes: Income tax expense increased approximately $0.3 million primarily due to higher taxable income offset by a decrease in the effective rate.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (non-GAAP), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for company management. In addition, certain financial covenants in our Amended Credit Agreement (as defined below) are based on this measure.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, and other non-cash expenses such as the loss on extinguishment of debt and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
	(dollars in thousands)
Net income	$1,302	$833
Interest expense, net	559	1,280
Income tax expense	833	549
Operating income	2,694	2,662
Depreciation and amortization	1,371	1,781
Share-based compensation	78	71
Adjusted EBITDA	$4,143	$4,514

Liquidity and Capital Resources

Our working capital requirements are primarily driven by temporary worker payments and customer accounts receivable receipts. Since receipts from customers lag payments to temporary workers, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement (the “Credit Agreement”) with Texas Capital Bank, National Association (“TCB”) as amended and restated that provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”). Our primary uses of cash are payments to temporary workers, employees, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
	(dollars in thousands)
Net cash provided by operating activities	$6,472	$4,844
Net cash used in investing activities	(327)	(229)
Net cash used in financing activities	(6,145)	(4,615)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2017, net cash provided by operating activities was $6.4 million an increase of $1.6 million compared with $4.8 million for Fiscal 2016. This increase is primarily attributable to the timing of payments on accounts payable and other current liabilities.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for capital expenditures.

In Fiscal 2017, we made capital expenditures of $0.3 million mainly related to computer equipment purchased in the ordinary course of business. In Fiscal 2016, we made capital expenditures of approximately $0.2 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Revolving Facility, payment of dividends and contingent consideration paid.

For Fiscal 2017, we paid down $4.0 million under our revolving line of credit and we paid $2.1 million in cash dividends on our common stock. For Fiscal 2016, we paid down $1.2 million under our revolving line of credit, we paid $1.8 million in cash dividends on our common stock, and we paid $1.6 million of contingent consideration primarily related to the March 2015 D&W acquisition.

On April 3, 2017, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Zycron, Inc. (“Zycron”), for an initial cash consideration paid of $18.5 million and issued $1 million (70,670 shares privately placed) of the Company's common stock at closing.

Credit Agreements

The Company had a Credit Agreement with TCB. The Credit Agreement provides the Revolving Facility permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $35.0 million.

Borrowings under the Revolving Facility bore interest equal to (i) Base Rate (the higher of Prime Rate, Federal Funds Rate plus 0.5%, or LIBOR plus 1.0%) plus 0.5% or (ii) LIBOR plus 3.25%. Additionally, the Company paid an unused commitment fee of 0.25% on the unfunded portion of the Revolving Facility.

The Credit Agreement contained customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for Permitted Distributions); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company must comply with certain financial covenants, including minimum debt service ratio, minimum current ratio and maximum leverage ratio. As of March 26, 2017, the Company was in compliance with these covenants.

In connection with the acquisition of the assets of Zycron described above, on April 3, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $35 million. The Amended Credit Agreement provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”) and also provides for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment.

The Revolving Facility and Term Loan bear interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). Swing Line Loans bear interest at the Base Rate plus the Applicable Margin. All interest and commitment fees are generally paid quarterly. The Company’s obligations under the Amended Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries.

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the Credit Agreement and the Company must comply with certain financial covenants. The Company may not permit the Leverage Ratio (as defined in the Amended Credit Agreement) to be greater than the following: 2.50 to 1.0 (April 3, 2017 to end of fiscal March 2018), 2.00 to 1.0 (March 31, 2018 to end of fiscal March 2019), 1.50 to 1.0 (March 31, 2019 to end of fiscal March 2020), 1.0 to 1.0 (From and after end of fiscal March, 2020). Moreover, the Company may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than 1.50 to 1.00, and may not permit the Dividend Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than (a) 1.10 to 1.00 for any four fiscal quarter period ending on or before September 30, 2017 or (b) 1.20 to 1.00 for any four fiscal quarter period thereafter.

The Company borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquisition on April 3, 2017. Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company on the revolving credit facility under the Credit Agreement, dated as of August 21, 2015, as amended, with TCB.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements”. Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 for a more detailed discussion of our critical accounting policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended March 26, 2017, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the year ended December 25, 2016.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 25, 2016 (our “2016 Form 10-K”), and filed with the SEC on March 6, 2017. There have been no material changes from the risk factors as previously disclosed in our 2016 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2016 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

Date: April 27, 2017