Form 10-Q
period 2017-06-25
BG Staffing, Inc.
filed 2017-07-27
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2017
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

The number of shares outstanding of the registrant’s common stock as of July 27, 2017 was 8,759,376.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 25, 2017	December 25, 2016
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $473,573 at 2017 and 2016)	$39,874,287	$33,328,900
Prepaid expenses	712,966	950,696
Other current assets	257,020	154,673
Total current assets	40,844,273	34,434,269

Property and equipment, net	1,751,342	1,910,858

Other assets
Deposits	2,736,096	2,657,517
Deferred income taxes, net	9,911,956	9,512,455
Intangible assets, net	35,162,650	23,514,376
Goodwill	16,085,760	9,184,659
Total other assets	63,896,462	44,869,007
Total assets	$106,492,077	$81,214,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $110,441 and $-0- for 2017 and 2016, respectively)	$1,889,559	$—
Accrued interest	333,412	100,868
Accounts payable	1,976,788	951,672
Accrued payroll and expenses	12,591,682	9,668,475
Accrued workers’ compensation	162,426	754,556
Contingent consideration, current portion	5,320,990	3,580,561
Other current liabilities	398,793	—
Income taxes payable	832,691	193,264
Total current liabilities	23,506,341	15,249,396

Line of credit (net of deferred finance fees of $835,684 and $264,520 for 2017 and 2016, respectively)	20,882,947	23,618,194
Long-term debt, less current portion (net of deferred finance fees of $228,245 and $-0- for 2017 and 2016, respectively)	17,771,755	—
Contingent consideration, less current portion	3,016,103	1,586,324
Other long-term liabilities	245,211	271,766
Total liabilities	65,422,357	40,725,680

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized,8,759,376 and 8,668,485 shares issued and outstanding for 2017 and 2016, respectively	87,594	86,685
Additional paid in capital	37,492,759	36,142,688
Retained earnings	3,489,367	4,259,081
Total stockholders’ equity	41,069,720	40,488,454
Total liabilities and stockholders’ equity	$106,492,077	$81,214,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen and Twenty-six Week Periods Ended June 25, 2017 and June 26, 2016

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2017	2016	2017	2016
Revenues	$68,773,862	$62,615,014	$125,617,550	$122,166,000
Cost of services	51,546,583	47,430,489	94,719,035	93,634,845
Gross profit	17,227,279	15,184,525	30,898,515	28,531,155
Selling, general and administrative expenses	10,780,335	9,473,723	20,386,781	18,376,722
Depreciation and amortization	1,865,042	1,726,438	3,236,476	3,507,908
Operating income	4,581,902	3,984,364	7,275,258	6,646,525
Loss on extinguishment of debt	—	(404,119)	—	(404,119)
Interest expense, net	(837,365)	(1,296,557)	(1,395,984)	(2,576,214)
Income before income taxes	3,744,537	2,283,688	5,879,274	3,666,192
Income tax expense	1,460,011	886,207	2,292,917	1,435,573
Net income	$2,284,526	$1,397,481	$3,586,357	$2,230,619

Net income per share:
Basic	$0.26	$0.18	$0.41	$0.30
Diluted	$0.25	$0.17	$0.40	$0.28

Weighted-average shares outstanding:
Basic	8,746,100	7,711,050	8,707,528	7,548,931
Diluted	9,050,596	8,052,996	8,986,136	7,851,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Period Ended June 25, 2017

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 25, 2016	$—	8,668,485	$86,685	$36,142,688	$4,259,081	$40,488,454
Share-based compensation	—	—	—	264,731	—	264,731
Issuance of shares, net of offering costs	—	70,670	707	991,793	—	992,500
Exercise of common stock options	—	20,221	202	93,547	—	93,749
Cash dividend declared ($0.25 per share)	—	—	—	—	(4,356,071)	(4,356,071)
Net income	—	—	—	—	3,586,357	3,586,357
Stockholders’ equity, June 25, 2017	$—	8,759,376	$87,594	$37,492,759	$3,489,367	$41,069,720

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-six Week Periods Ended June 25, 2017 and June 26, 2016

	2017	2016
Cash flows from operating activities
Net income	$3,586,357	$2,230,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	283,801	231,200
Amortization	2,952,675	3,276,708
Loss (Gain) on disposal of property and equipment	17,904	(7,576)
Loss on extinguishment of debt, net	—	404,119
Contingent consideration adjustment	—	24,642
Amortization of deferred financing fees	95,777	63,914
Amortization of debt discounts	—	21,570
Interest expense on contingent consideration payable	578,155	1,003,867
Paid-in-kind interest	—	192,696
Provision for doubtful accounts	12,227	46,916
Share-based compensation	264,731	141,838
Deferred income taxes	(399,501)	(759,702)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,212,302)	719,730
Prepaid expenses	315,284	213,044
Other current assets	(102,347)	12,499
Deposits	(74,010)	(217,352)
Accrued interest	232,544	(464,032)
Accounts payable	(488,795)	(331,445)
Accrued payroll and expenses	1,494,254	383,380
Accrued workers’ compensation	(592,130)	(31,596)
Other current liabilities	198,628	(921,131)
Income taxes payable	639,426	(110,306)
Other long-term liabilities	(26,554)	(28,291)
Net cash provided by operating activities	6,776,124	6,095,311

Cash flows from investing activities
Business acquired, net of cash received	(18,500,000)	—
Capital expenditures	(836,592)	(430,703)
Proceeds from the sale of property and equipment	—	7,576
Net cash used in investing activities	(19,336,592)	(423,127)

	2017	2016

Cash flows from financing activities
Net (payments) borrowings under line of credit	(2,164,083)	1,598,000
Proceeds from issuance of long-term debt	20,000,000	—
Principal payments on long-term debt	—	(15,281,657)
Payments of dividends	(4,356,071)	(3,696,680)
Net proceeds from issuance of common stock	86,249	15,206,350
Contingent consideration paid	—	(3,498,197)
Deferred financing costs	(1,005,627)	—
Net cash provided by (used in) financing activities	12,560,468	(5,672,184)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$470,956	$1,780,665
Cash paid for taxes, net of refunds	$2,048,010	$2,305,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), primarily within the United States of America in three industry segments: Multifamily, Professional, and Commercial. We now have 62 branch offices and 20 on-site locations located across 26 states.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 24 states, via property management companies responsible for the apartment communities' day to day operations.

The Professional segment provides skilled temporary workers on a nationwide basis for information technology ("IT") and finance and accounting customer projects.

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 25, 2017 and December 25, 2016, and include the thirteen and twenty-six week periods ended June 25, 2017 and June 26, 2016.

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

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of the bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with Texas Capital Bank, National Association (“TCB”) that provides for a revolving credit facility and term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of June 25, 2017 and December 25, 2016 or revenue for the twenty-six week periods ended June 25, 2017 and June 26, 2016. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2017 and the related percentage for Fiscal 2016 was generated in the following areas:

	Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016
Maryland	13%	14%
Texas	29%	31%

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Beginning balance	$473,573	$449,823	$473,573	$446,548
Provision for doubtful accounts	7,973	35,986	12,227	46,916
Amounts written off, net	(7,973)	(35,986)	(12,227)	(43,641)
Ending balance	$473,573	$449,823	$473,573	$449,823

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $1,085,485 and $1,301,295 at June 25, 2017 and December 25, 2016, respectively. During the thirteen week periods ended June 25, 2017, the Company disposed of fully depreciated assets primarily not in use with an original cost of $426,066.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in the states in which it operates, with minimal loss retention for employees in the commercial segment. Under these policies, the Company is required to maintain refundable deposits of $2,535,945 and $2,476,201, which are included in Deposits the accompanying consolidated balance sheets as of June 25, 2017 and December 25, 2016, respectively.

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

The Company capitalizes purchased software and internal payroll costs directly incurred in the modification of software for internal use. Software maintenance and training costs are expensed in the period incurred.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Paid-in-kind Interest

The Company recorded paid-in-kind interest on a monthly basis to accrued interest. The first month following a quarter, the paid-in-kind accrued interest was reclassified to the related debt principal if not paid.

Deferred Financing Fees

Deferred financing fees are amortized on the effective interest method over the term of the respective loans. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

Contingent Consideration

The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. Prior to fiscal 2017, the calculation of the fair value of the expected future payments uses a discount rate that approximates the Company's weighted average cost of capital. For acquisitions beginning in fiscal 2017, based on new valuation methodology, the fair value calculation of the expected future payments which uses a discount rate that is commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.

Revenue Recognition

The Company derives its revenues from three segments: Multifamily, Professional, and Commercial. The Company provides temporary staffing and permanent placement services. Revenues as presented on the consolidated statements of operations represent services rendered to customers less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

The Company and its customers enter into agreements that outline the general terms and conditions of the staffing arrangement. Revenue is recognized as services are performed and associated costs have been incurred. The Company records revenue from services and the related direct costs on a gross basis in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent.

Temporary staffing revenues - Our revenues are generated based on negotiated rates and invoiced on a per-hour basis. Accordingly, temporary staffing revenues are recognized on the hours worked when the services are rendered by the Company’s temporary workers.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Weighted-average number of common shares outstanding:	8,746,100	7,711,050	8,707,528	7,548,931
Effect of dilutive securities:
Stock options	267,905	298,784	245,828	267,872
Warrants	36,591	43,162	32,780	35,057
Weighted-average number of diluted common shares outstanding	9,050,596	8,052,996	8,986,136	7,851,860

Stock options	50,000	—	50,000	—
Warrants	32,250	32,250	32,250	32,250
Antidilutive shares	82,250	32,250	82,250	32,250

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. Goodwill is deductible for tax purposes.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") ASU 2014-09, Revenue from Contracts with Customers. Since May 2014, the FASB has issued additional and amended authoritative guidance regarding revenue from contracts with customers in order to clarify and improve the understanding of the implementation guidance. As amended, the new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of adoption. Based on the progress to date, the Company does not believe the adoption of this accounting guidance will have a material impact on the Company's financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” which provides more specific guidance related to how companies account for cloud computing costs. In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements” to clarify guidance, correct errors and make minor improvements to the Accounting Standards Codification (“ASC”) which amends ASC 350-40 to clarify that after ASU 2015-05 is adopted, companies are required to record an intangible asset for the license acquired in a software licensing arrangement. The asset for the software license is required to be recognized and measured at cost. The Company adopted both ASUs on a prospective basis in the second quarter of fiscal 2017 which did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard was effective for the Company beginning with the first quarter of 2017. The Company adopted this ASU on a prospective basis which had no impact on the consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The new standard is effective for the Company beginning with the first quarter 2018. The Company does not anticipate the adoption of ASU 2017-09 will have a material impact on the Company's financial condition or results of operations.

NOTE 3 - ACQUISITIONS

Zycron, Inc.

On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Zycron, Inc. (“Zycron”) for an initial cash consideration paid of $18.5 million and issued $1.0 million (70,670 shares privately placed) of the Company's common stock at closing. An additional $0.5 million was held back as partial security for post-closing purchase price adjustments and indemnification obligations. The purchase agreement further provides for contingent consideration of up to $3.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital under a process that will begin approximately 120 days after the closing date.

The net assets acquired were assigned to the Professional segment. The acquisition of Zycron allows the Company to strengthen and expand its IT operations throughout the southeastern U.S. region and selected markets across the country with talent and project management services.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2016 consolidated statement of operations does not include any operating results of Zycron. Twelve (12) weeks of Zycron operations are included in the thirteen and twenty-six week periods ended June 25, 2017, which is approximately $8.7 million of revenue and $0.7 million of operating income. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$4,345,312
Prepaid expenses and other assets	82,122
Property and equipment	128,431
Intangible assets	13,818,474
Goodwill	6,901,101
Liabilities assumed	(2,983,222)
Total net assets acquired	$22,292,218

Cash	$18,500,000
Hold back	500,000
Common stock	1,000,000
Working capital adjustment	(299,835)
Fair value of contingent consideration	2,592,053
Total fair value of consideration transferred for acquired business	$22,292,218

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$475,000	5 years
Trade name	5,006,000	Indefinite
Customer list	8,337,474	5 years
Total	$13,818,474

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the Zycron acquisition had taken place on the first day of the Company's 2016 fiscal year would be as follows (dollars in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenues	$68,774	$72,431	$134,985	$142,016
Gross profit	$17,227	$16,999	$32,844	$32,237
Net income	$2,285	$1,043	$3,449	$1,676
Income per share:
Basic	$0.26	$0.14	$0.40	$0.22
Diluted	$0.25	$0.13	$0.38	$0.21

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility at a rate of 4.5% and tax expense of the pro forma adjustments at an effective tax rate of approximately 39.0%. The pro forma information presented does not include any adjustments that management considers non-recurring in assessing Zycron's historical performance.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Zycron acquisition taken place on the first day of the Company’s 2016 fiscal year or of the results that may be achieved by the combined enterprise in the future.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $33,209,489 and $30,205,434 at June 25, 2017 and December 25, 2016, respectively. During the thirteen week periods ended June 25, 2017, the Company added $435,096 and reclassified $347,379 of software assets from property and equipment. Total amortization expense for the thirteen week periods ended June 25, 2017 and June 26, 2016 was $1,720,832 and $1,605,899, respectively. Total amortization expense for the twenty-six week periods ended June 25, 2017 and June 26, 2016 was $2,952,675 and $3,276,708, respectively.

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	June 25, 2017	December 25, 2016
Temporary worker payroll	$6,888,543	$5,547,161
Temporary worker payroll related	2,564,888	2,033,602
Accrued bonuses and commissions	1,036,394	892,742
Other	2,101,857	1,194,970
	$12,591,682	$9,668,475

The following is a schedule of future estimated contingent consideration payments to various parties as of June 25, 2017:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$5,750,000	$(429,010)	$5,320,990
One to two years	2,250,000	(555,879)	1,694,121
Two to three years	1,500,000	(178,018)	1,321,982
Contingent consideration	$9,500,000	$(1,162,907)	$8,337,093

As of June 25, 2017, the Zycron hold back balance of $398,793, included in other current liabilities, was a partial security for post-closing purchase price adjustments and indemnification obligations and also contained the working capital adjustment and other amounts paid or received on behalf of the either party.

NOTE 6 - DEBT

The Company had a credit agreement (the “Credit Agreement”) with TCB providing for a Revolving Facility, maturing August 21, 2019, permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $35.0 million.

In connection with the acquisition of the assets of Zycron described above, on April 3, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $55.0 million. The Amended Credit Agreement provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”), permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $35.0 million and also provides for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment. Additionally, the Amended Credit Agreement provides for the Company to increase the commitment with a $20.0 million accordion feature.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Revolving Facility and Term Loan bear interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Amended Credit Agreement). Swing Line Loans bear interest at the Base Rate plus the Applicable Margin. All interest and commitment fees are generally paid quarterly. The Company’s obligations under the Amended Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries.

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the Credit Agreement including restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business and the Company must comply with certain financial covenants. The Company may not permit the Leverage Ratio (as defined in the Amended Credit Agreement) to be greater than the following: 2.50 to 1.0 (April 3, 2017 to end of fiscal March 2018), 2.00 to 1.0 (March 31, 2018 to end of fiscal March 2019), 1.50 to 1.0 (March 31, 2019 to end of fiscal March 2020), 1.0 to 1.0 (From and after end of fiscal March, 2020). Moreover, the Company may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than 1.50 to 1.00, and may not permit the Dividend Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than (a) 1.10 to 1.00 for any four fiscal quarter period ending on or before September 30, 2017 or (b) 1.20 to 1.00 for any four fiscal quarter period thereafter. As of June 25, 2017, the Company was in compliance with these covenants.

The Company borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquistion on April 3, 2017. Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company on the revolving credit facility under the Credit Agreement, dated as of August 21, 2015, as amended, with TCB.

Line of Credit

At June 25, 2017 and December 25, 2016, $21.7 million and $23.9 million, respectively, was outstanding on the Revolving Facility with TCB. Borrowings under the Revolving Facility bore interest equal to Base Rate or LIBOR plus the Applicable Margin (as such terms are defined in the Amended Credit Agreement or Credit Amendment, respectively). Additionally, the Company pays an unused commitment fee on the unfunded portion of the Revolving Facility.

Borrowings under the Revolving Facility bore interest at:

	June 25, 2017		December 25, 2016
Base Rate	$6,718,631	5.25%	$8,882,714	4.25%
LIBOR	5,000,000	3.90%	5,000,000	3.95%
LIBOR	5,000,000	3.92%	5,000,000	3.99%
LIBOR	5,000,000	3.97%	5,000,000	4.16%
Total	$21,718,631		$23,882,714

Long-Term Debt

Long-term debt consists of and bore interest at:

	June 25, 2017		December 25, 2016
Base Rate	$500,000	5.25%	$—	—%
LIBOR	6,500,000	4.15%	—	—%
LIBOR	6,500,000	4.17%	—	—%
LIBOR	6,500,000	4.22%	—	—%
Less current portion on long-term debt	(2,000,000)		—
Long-term debt, less current portion	$18,000,000		$—

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	June 25, 2017	December 25, 2016
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$8,337,093	$5,166,885

The changes in the Level 3 fair value measurements from December 25, 2016 to June 25, 2017 relate to $2.6 million in the Zycron acquisition and $0.6 million in accretion. The key inputs in determining the fair value of the contingent consideration as of June 25, 2017 and December 25, 2016 included discount rates of approximately 9% and 22% as well as management's estimates of future sales volumes and EBITDA.

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

On April 3, 2017, the Company issued 70,670 shares of common stock, $0.01 par value per share, in a private placement for a value of $1 million at the closing of the Zycron acquisition. The Company incurred $7,500 in offering costs.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SHARE-BASED COMPENSATION

Stock Options

On May 16, 2017, the stockholders of the Company approved and made effective an amendment to the BG Staffing, Inc. 2013 Long-Term Incentive Plan to add an additional 250,000 shares of common stock available for issuance. The board of directors of the Company had previously approved the amendment subject to stockholder approval. A total of 900,000 shares of common stock were originally reserved for issuance, which brings the new total available for issuance to 1,150,000 shares of common stock.

For the thirteen week periods ended June 25, 2017 and June 26, 2016, the Company recognized $187,168 and $70,937 of compensation cost related to stock option awards, respectively. For the twenty-six week periods ended June 25, 2017 and June 26, 2016, the Company recognized $264,731 and $141,838 of compensation cost related to stock option awards, respectively. Unamortized stock compensation expense as of June 25, 2017 amounted to $772,618, which is expected to be recognized over the next 2.7 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 25, 2016	678,411	$8.95	7.8	$4,511
Granted	128,000	$16.76
Exercised	(28,800)	$7.71
Forfeited / Canceled	(12,200)	$11.00
Options outstanding at June 25, 2017	765,411	$10.27	7.8	$5,971

Options exercisable at December 25, 2016	395,911	$8.01	7.6	$2,965
Options exercisable at June 25, 2017	462,111	$8.49	7.2	$4,429

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 25, 2016	282,500	$2.57
Nonvested outstanding at June 25, 2017	303,300	$3.05

For the twenty-six week periods ended June 25, 2017, the Company issued 5,221 shares of common stock upon the cashless exercise of 9,402 stock options.

Warrant Activity

For the thirteen and twenty-six week periods ended June 25, 2017 and June 26, 2016, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of June 25, 2017.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 25, 2016	123,984	$11.51	2.8	$532
Warrants outstanding at June 25, 2017	123,984	$11.51	2.3	$813

Warrants exercisable at December 25, 2016	91,734	$9.65	2.2	$532
Warrants exercisable at June 25, 2017	123,984	$9.65	2.3	$813

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 25, 2016	32,250	$—
Nonvested outstanding at June 25, 2017	—	$—

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $222,339 and $227,031 to the 401(k) Plan for the thirteen week periods ended June 25, 2017 and June 26, 2016, respectively. The Company contributed $424,760 and $405,669 to the 401(k) Plan for the twenty-six week periods ended June 25, 2017 and June 26, 2016, respectively.

NOTE 12 - BUSINESS SEGMENTS

The Company operates within three industry segments: Multifamily, Professional, and Commercial. The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 24 states, via property management companies responsible for the apartment communities' day to day operations. The Professional segment provides skilled temporary workers on a nationwide basis for IT and finance and accounting customer projects. The Commercial segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, fixed assets, deferred tax assets, and other assets.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenue:
Multifamily	$16,586,105	$13,930,268	$29,677,750	$24,667,032
Professional	34,197,438	27,364,482	60,030,062	55,007,111
Commercial	17,990,319	21,320,264	35,909,738	42,491,857
Total	$68,773,862	$62,615,014	$125,617,550	$122,166,000

Depreciation:
Multifamily	$23,594	$13,711	$46,904	$23,455
Professional	44,545	37,263	85,706	74,411
Commercial	26,373	23,489	52,542	45,429
Corporate	49,698	46,076	98,649	87,905
Total	$144,210	$120,539	$283,801	$231,200

Amortization:
Multifamily	$—	$25,139	$—	$62,848
Professional	1,633,851	1,454,293	2,771,072	2,945,002
Commercial	85,131	126,467	179,753	268,858
Corporate	1,850	—	1,850	—
Total	$1,720,832	$1,605,899	$2,952,675	$3,276,708

Operating income:
Multifamily	$2,802,023	$2,062,347	$4,503,540	$3,527,337
Professional	2,412,693	1,981,898	4,224,674	3,573,936
Commercial	1,037,955	1,425,598	1,891,600	2,705,684
Corporate - selling	(125,889)	—	(252,809)	—
Corporate - general and administrative	(1,544,880)	(1,485,479)	(3,091,747)	(3,160,432)
Total	$4,581,902	$3,984,364	$7,275,258	$6,646,525

Capital expenditures:
Multifamily	$16,448	$77,458	$59,735	$96,407
Professional	328,784	9,168	446,603	9,168
Commercial	30,673	7,000	64,830	40,321
Corporate	133,575	100,772	265,424	284,807
Total	$509,480	$194,398	$836,592	$430,703

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 25, 2017	December 25, 2016
Total Assets:
Multifamily	$10,488,711	$9,320,335
Professional	67,589,931	39,548,308
Commercial	17,284,213	21,574,855
Corporate	11,129,222	10,770,636
Total	$106,492,077	$81,214,134

NOTE 13 - SUBSEQUENT EVENTS

On July 19, 2017, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on August 7, 2017 to all shareholders of record as of the close of business on July 31, 2017.

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

Overview

We are a leading national provider of professional temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC ("D&W") in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”) in October 2015, and Zycron, Inc. in April 2017. We operate within three industry segments: Multifamily, Professional, and Commercial. We provide services to customers primarily within the United States of America. We now have 62 branch offices and 20 on-site locations located across 26 states.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 24 states, via property management companies responsible for the apartment communities' day to day operations.

The Professional segment provides skilled temporary workers on a nationwide basis for information technology ("IT") and finance and accounting customer projects.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
	(dollars in thousands)
Revenues	$68,774	$62,615	$125,618	$122,166
Cost of services	51,547	47,430	94,719	93,635
Gross profit	17,227	15,185	30,899	28,531
Selling, general and administrative expenses	10,780	9,475	20,388	18,376
Depreciation and amortization	1,865	1,726	3,236	3,508
Operating income	4,582	3,984	7,275	6,647
Loss on extinguishment of debt	—	(404)	—	(404)
Interest expense, net	(837)	(1,297)	(1,396)	(2,576)
Income before income tax	3,745	2,283	5,879	3,667
Income tax expense	1,460	886	2,293	1,436
Net income	$2,285	$1,397	$3,586	$2,231

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	75.0%	75.7%	75.4%	76.6%
Gross profit	25.0%	24.3%	24.6%	23.4%
Selling, general and administrative expenses	15.7%	15.1%	16.2%	15.0%
Depreciation and amortization	2.7%	2.8%	2.6%	2.9%
Operating income	6.7%	6.4%	5.8%	5.4%
Loss on extinguishment of debt	—%	(0.6)%	—%	(0.3)%
Interest expense, net	(1.2)%	(2.1)%	(1.1)%	(2.1)%
Income before income tax	5.4%	3.6%	4.7%	3.0%
Income tax expense	2.1%	1.4%	1.8%	1.2%
Net income	3.3%	2.2%	2.9%	1.8%

Thirteen Week Fiscal Period Ended June 25, 2017 (Fiscal Quarter 2017) Compared with Thirteen Week Fiscal Period Ended June 26, 2016 (Fiscal Quarter 2016)

Revenues:	Thirteen Weeks Ended
	June 25, 2017		June 26, 2016
	(dollars in thousands)
Revenues by segment:
Multifamily	$16,586	24.1%	$13,930	22.3%
Professional	34,198	49.7%	27,365	43.7%
Commercial	17,990	26.2%	21,320	34.0%
Total Revenues	$68,774	100.0%	$62,615	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $2.7 million (19.1%), due to our continued geographic expansion plan. Revenue from branches outside of Texas accounted for approximately $1.9 million of the increase and revenue from branches in Texas increased approximately $0.8 million. The increase was due to a 12.0% increase in billed hours and a 6.1% increase in average bill rate. Revenue from existing offices accounted for approximately $1.7 million of the increase and revenue from new offices provided approximately $1.0 million.

Professional Revenues: Professional revenues increased approximately $6.8 million (25.0%), primarily from Zycron, which contributed approximately $8.7 million of new revenues. The remaining IT group decreased $1.5 million and the finance and accounting group decreased $0.4 million. The overall increase was due to a 25.5% increase in billed hours and increased permanent placements of $0.1 million, offset by a slight decrease in average bill rate.

Commercial Revenues: Commercial revenues decreased approximately $3.3 million (15.6%). Texas branches decreased $1.8 million, other branches outside of the Midwest decreased $1.7 million, while the Illinois and Wisconsin locations increased $0.2 million. The overall revenue decrease was due to a 20.3% decrease in billed hours, offset by a 5.7% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	June 25, 2017		June 26, 2016
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$6,324	36.7%	$5,212	34.3%
Professional	8,287	48.1%	6,866	45.2%
Commercial	2,616	15.2%	3,107	20.5%
Total Gross Profit	$17,227	100.0%	$15,185	100.0%

	Thirteen Weeks Ended
	June 25, 2017	June 26, 2016
Gross Profit Percentage by segment:
Multifamily	38.1%	37.4%
Professional	24.2%	25.1%
Commercial	14.5%	14.6%
Company Gross Profit	25.0%	24.3%

Overall, our gross profit has increased approximately $2.0 million (13.4%) due primarily to Zycron ($2.0 million) and growth in our Multifamily segment, offset by decreased revenues in our Commercial segment. As a percentage of revenue, gross profit has increased to 25.0% from 24.3% primarily due to a greater percentage of revenues coming from our Multifamily and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Multifamily Gross Profit: Multifamily gross profit increased approximately $1.1 million (21.3%) in line with the increase in revenue. The increase in gross profit percentage of 0.7% was due primarily to 6.5% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.4 million (20.7%), due to Zycron of $2.0 million, a 7.0% increase in average spread, offset by a $0.6 million decrease in the remaining IT group.

Commercial Gross Profit: Commercial gross profit decreased approximately $0.5 million (15.8%) due to a decrease in the corresponding revenue. The average spread increased 5.1%.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $1.3 million (13.8%) related to an increase in Professional of $0.9 million from Zycron and an increase in Multifamily of $0.4 million from growth and new office expansion.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (8.0%). The increase in depreciation and amortization is primarily due to Professional segment intangible assets acquired in the Zycron acquisition of $0.4 million that was partially offset by a decrease of $0.3 million in the Professional segment intangible amortization of the 2011 Extrinsic, LLC acquisition.

 Interest Expense, net: Interest expense, net decreased approximately $0.5 million (35.5%) primarily due to a decrease in the interest of $0.7 million related to the payoff of the 13% subordinated debt, partially offset by an increase in the interest of $0.2 million related to the new term note.

Income Taxes: Income tax expense increased approximately $0.6 million primarily due to higher pre-tax income and an increase in the effective rate.

Twenty-six Week Fiscal Period Ended June 25, 2017 ("Fiscal 2017") Compared with Twenty-six Week Fiscal Period Ended June 26, 2016 ("Fiscal 2016")

Revenues:	Twenty-six Weeks Ended
	June 25, 2017		June 26, 2016
	(dollars in thousands)
Revenues by segment:
Multifamily	$29,678	23.6%	$24,667	20.2%
Professional	60,030	47.8%	55,007	45.0%
Commercial	35,910	28.6%	42,492	34.8%
Total Revenues	$125,618	100.0%	$122,166	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $5.0 million (20.3%) due to our continued geographic expansion plan. Revenue from branches outside of Texas accounted for approximately $4.0 million of the increase and revenue from branches in Texas increased approximately $1.0 million. The increase was due to a 13.4% increase in billed hours and a 5.9% increase in average bill rate. Revenue from existing offices accounted for approximately $3.6 million of the increase and revenue from new offices provided approximately $1.4 million.

Professional Revenues: Professional revenues increased approximately $5.0 million (9.1%), primarily from Zycron, which contributed approximately $8.7 million of new revenues. The remaining IT group decreased $3.0 million and the finance and accounting group decreased $0.7 million. The overall increase was due to a 5% increase in billed hours, an increase of 2.4% in average bill rate, and increased permanent placements of $0.3 million.

Commercial Revenues: Commercial revenues decreased approximately $6.6 million (15.5%). Texas branches decreased $3.6 million, other branches outside of the Midwest decreased $3.0 million, while the Illinois and Wisconsin locations were flat. The overall revenue decrease was due to a 20.6% decrease in billed hours that was offset by a 6.2% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Twenty-six Weeks Ended
	June 25, 2017		June 26, 2016
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$11,309	36.6%	$9,164	32.1%
Professional	14,498	46.9%	13,251	46.4%
Commercial	5,092	16.5%	6,116	21.5%
Total Gross Profit	$30,899	100.0%	$28,531	100.0%

	Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016
Gross Profit Percentage by segment:
Multifamily	38.1%	37.2%
Professional	24.2%	24.1%
Commercial	14.2%	14.4%
Company Gross Profit	24.6%	23.4%

Overall, our gross profit has increased approximately $2.4 million (8.3%) due primarily to Zycron ($2.0 million) and increased revenues in our Multifamily segment, offset by decreased revenues in our Commercial segment. As a percentage of revenue, gross profit has increased to 24.6% from 23.4% primarily due to a higher percentage of our revenues from our Multifamily and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Multifamily Gross Profit: Multifamily gross profit increased approximately $2.1 million (23.4%) consistent with the increase in revenue. The increase in gross profit percentage of 0.9% was due primarily to 6.9% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.3 million (9.4%), due to Zycron of $2.0 million, a 7.0% increase in average spread, offset by a $0.6 million decrease in the remaining IT group.

Commercial Gross Profit: Commercial gross profit decreased approximately $1.0 million (16.7%) due to the corresponding decreased revenue. The average spread increased 5.9%.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.0 million (10.9%) related to an increase in Multifamily of $1.2 million from growth, including $0.3 million of new office expansion, and an increase in Professional of $0.9 million from Zycron.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.3 million (7.8%). The decrease in depreciation and amortization is primarily due to Professional segment intangible amortization of the 2011 Extrinsic, LLC acquisition of $0.6 million that was partially offset by an increase in the Professional segment intangible assets acquired in the Zycron acquisition of $0.4 million.

Interest Expense, net: Interest expense, net decreased approximately $1.2 million (45.8%) primarily due to the decrease in the interest of $1.2 million related to the payoff of the 13% subordinated debt.

Income Taxes: Income tax expense increased approximately $0.9 million primarily due to higher pre-tax income offset by a decrease in the effective rate.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
	(dollars in thousands)
Net income	$2,285	$1,397	$3,586	$2,231
Interest expense, net	837	1,297	1,396	2,576
Income tax expense	1,460	886	2,293	1,436
Loss on extinguishment of debt	—	404	—	404
Operating income	4,582	3,984	7,275	6,647
Depreciation and amortization	1,865	1,726	3,236	3,508
Share-based compensation	187	71	265	142
Adjusted EBITDA	$6,634	$5,781	$10,776	$10,297

Liquidity and Capital Resources

Our working capital requirements are primarily driven by temporary worker payments and customer accounts receivable receipts. Since receipts from customers lag payments to temporary workers, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement (the “Amended Credit Agreement”) with Texas Capital Bank, National Association (“TCB”) as amended and restated that provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”). Our primary uses of cash are payments to temporary workers, employees, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016
	(dollars in thousands)
Net cash provided by operating activities	$6,776	$6,095
Net cash used in investing activities	(19,337)	(423)
Net cash provided by (used in) financing activities	12,561	(5,672)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2017, net cash provided by operating activities was $6.8 million an increase of $0.7 million compared with $6.1 million for Fiscal 2016. This increase is primarily attributable to the timing of payments on accounts receivable, accrued payroll and related expenses, other current liabilities, interest, and taxes.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2017, we paid $18.5 million in connection with the Zycron acquisition and we made capital expenditures of $0.8 million mainly related to computer equipment and software purchased in the ordinary course of business. In Fiscal 2016, we made capital expenditures of approximately $0.4 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Amended Credit Agreement, payment of dividends and contingent consideration paid.

For Fiscal 2017, we received proceeds from issuance of the $20.0 million term loan mainly to fund the Zycron acquisition. We reduced our revolving line of credit by $2.2 million, paid $4.3 million in cash dividends on our common stock, and paid $1.0 million in deferred financing costs related to the Amended Credit Agreement.

For Fiscal 2016, we borrowed $1.6 million under our revolving line of credit and received net proceeds from issuance of common stock of $15.2 million mainly to pay off the Senior Subordinated Credit Agreement of $15.3 million. We paid $3.7 million in cash dividends on our common stock and we paid $3.5 million of contingent consideration related to the March 2015 D&W acquisition.

Credit Agreements

We had a Credit Agreement with TCB. The Credit Agreement provided for a Revolving Facility, maturing August 21, 2019, permitting us to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which was 85% of eligible accounts, and TCB’s commitment of $35.0 million.

In connection with the acquisition of the assets of Zycron described above, on April 3, 2017, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $55.0 million. The Amended Credit Agreement provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”), permitting us to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $35.0 million and also provides for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment. Additionally, the Amended Credit Agreement provides for us to increase the commitment with a $20.0 million accordion feature.

The Revolving Facility and Term Loan bear interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Amended Credit Agreement). Swing Line Loans bear interest at the Base Rate plus the Applicable Margin. All interest and commitment fees are generally paid quarterly. Our obligations under the Amended Credit Agreement are secured by a first priority security interest in substantially all of our tangible and intangible property and our subsidiaries.

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the Credit Agreement including restricting the ability of us to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of our business and we must comply with certain financial covenants. We may not permit the Leverage Ratio (as defined in the Amended Credit Agreement) to be greater than the following: 2.50 to 1.0 (April 3, 2017 to end of fiscal March 2018), 2.00 to 1.0 (March 31, 2018 to end of fiscal March 2019), 1.50 to 1.0 (March 31, 2019 to end of fiscal March 2020), 1.0 to 1.0 (From and after end of fiscal March, 2020). Moreover, we may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than 1.50 to 1.00, and may not permit the Dividend Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than (a) 1.10 to 1.00 for any four fiscal quarter period ending on or before September 30, 2017 or (b) 1.20 to 1.00 for any four fiscal quarter period thereafter. As of June 25, 2017, we were in compliance with these covenants.

We borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquistion on April 3, 2017. Proceeds from the foregoing loan arrangements were used to pay off our existing indebtedness on the revolving credit facility under the Credit Agreement, dated as of August 21, 2015, as amended, with TCB.

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

Interest Rates

Our Revolving Facility and Term Loan are priced at variable interest rates. Accordingly, future interest rate increases could potentially put us at risk for an adverse impact on future earnings and cash flows.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended June 25, 2017, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
ASSET PURCHASE AGREEMENT dated, as of April 3, 2017, by and between BG Staffing, Inc., BG Staffing, LLC, Zycron Inc., and Darrell S. Freeman (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2017).

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
10.1
Amended and Restated Credit Agreement, dated as of April 3, 2017, among BG Staffing, Inc., as borrower, the Lenders from time to time party hereto, and Texas Capital Bank, National Association, as administrative agent, swing line lender, sole lead arranger, and sole book runner (incorporated by reference to the Company’s Current Report on Form 8-K filed April 6, 2017).

10.2	2013 Long-Term Incentive Plan (filed as Annex A to the Company's definitive proxy statement on Schedule 14A filed with the Commission on March 28, 2017 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: July 27, 2017