Form 10-Q
period 2017-09-24
BG Staffing, Inc.
filed 2017-10-30
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2017
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

The number of shares outstanding of the registrant’s common stock as of October 30, 2017 was 8,759,376.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 24, 2017	December 25, 2016
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $473,573 at 2017 and 2016)	$40,618,312	$33,328,900
Prepaid expenses	529,469	950,696
Other current assets	98,261	154,673
Total current assets	41,246,042	34,434,269

Property and equipment, net	1,700,470	1,910,858

Other assets
Deposits	2,799,813	2,657,517
Deferred income taxes, net	9,916,170	9,512,455
Intangible assets, net	38,803,342	23,514,376
Goodwill	17,826,199	9,184,659
Total other assets	69,345,524	44,869,007
Total assets	$112,292,036	$81,214,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $142,090 and $-0- for 2017 and 2016, respectively)	$2,614,160	$—
Accrued interest	308,979	100,868
Accounts payable	1,946,662	951,672
Accrued payroll and expenses	12,566,637	9,668,475
Accrued workers’ compensation	281,237	754,556
Contingent consideration, current portion	5,535,068	3,580,561
Other current liabilities	317,294	—
Income taxes payable	437,337	193,264
Total current liabilities	24,007,374	15,249,396

Line of credit (net of deferred finance fees of $791,699 and $264,520 for 2017 and 2016, respectively)	19,598,722	23,618,194
Long-term debt, less current portion (net of deferred finance fees of $277,750 and $-0- for 2017 and 2016, respectively)	21,466,000	—
Contingent consideration, less current portion	4,891,847	1,586,324
Other long-term liabilities	219,061	271,766
Total liabilities	70,183,004	40,725,680

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized,8,759,376 and 8,668,485 shares issued and outstanding for 2017 and 2016, respectively	87,594	86,685
Additional paid in capital	37,585,052	36,142,688
Retained earnings	4,436,386	4,259,081
Total stockholders’ equity	42,109,032	40,488,454
Total liabilities and stockholders’ equity	$112,292,036	$81,214,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen and Thirty-nine Week Periods Ended September 24, 2017 and September 25, 2016

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2017	2016	2017	2016
Revenues	$71,281,674	$67,407,350	$196,899,224	$189,573,350
Cost of services	53,033,615	50,975,462	147,752,650	144,610,307
Gross profit	18,248,059	16,431,888	49,146,574	44,963,043
Selling, general and administrative expenses	11,175,596	10,291,746	31,562,377	28,668,466
Depreciation and amortization	1,436,279	1,673,546	4,672,755	5,181,456
Operating income	5,636,184	4,466,596	12,911,442	11,113,121
Loss on extinguishment of debt	—	—	—	(404,119)
Interest expense, net	(883,668)	(701,968)	(2,279,652)	(3,278,182)
Income before income taxes	4,752,516	3,764,628	10,631,790	7,430,820
Income tax expense	1,615,653	1,416,773	3,908,570	2,852,346
Net income	$3,136,863	$2,347,855	$6,723,220	$4,578,474

Net income per share:
Basic	$0.36	$0.27	$0.77	$0.58
Diluted	$0.35	$0.26	$0.75	$0.56

Weighted-average shares outstanding:
Basic	8,759,376	8,658,061	8,724,811	7,920,000
Diluted	9,077,147	9,028,398	9,019,878	8,219,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Period Ended September 24, 2017

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 25, 2016	$—	8,668,485	$86,685	$36,142,688	$4,259,081	$40,488,454
Share-based compensation	—	—	—	357,024	—	357,024
Issuance of shares, net of offering costs	—	70,670	707	991,793	—	992,500
Exercise of common stock options	—	20,221	202	93,547	—	93,749
Cash dividend declared ($0.25 per share)	—	—	—	—	(6,545,915)	(6,545,915)
Net income	—	—	—	—	6,723,220	6,723,220
Stockholders’ equity, September 24, 2017	$—	8,759,376	$87,594	$37,585,052	$4,436,386	$42,109,032

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Week Periods Ended September 24, 2017 and September 25, 2016

	2017	2016
Cash flows from operating activities
Net income	$6,723,220	$4,578,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	428,155	355,833
Amortization	4,244,600	4,825,623
Loss on disposal of property and equipment	17,373	10,192
Loss on extinguishment of debt, net	—	404,119
Contingent consideration adjustment	—	24,642
Amortization of deferred financing fees	168,797	80,049
Amortization of debt discounts	—	32,355
Interest expense on contingent consideration payable	907,340	1,449,316
Provision for doubtful accounts	88,000	209,528
Share-based compensation	357,024	252,972
Deferred income taxes	(403,715)	(1,101,702)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,803,486)	(3,362,087)
Prepaid expenses	519,859	285,304
Other current assets	72,150	30,547
Deposits	(137,726)	(321,925)
Accrued interest	208,111	(291,954)
Accounts payable	(518,921)	(324,372)
Accrued payroll and expenses	1,252,864	1,024,696
Accrued workers’ compensation	(473,319)	(56,101)
Other current liabilities	120,569	(945,382)
Income taxes payable	244,072	(7,159)
Other long-term liabilities	(52,703)	(41,398)
Net cash provided by operating activities	11,962,264	7,111,570

Cash flows from investing activities
Business acquired, net of cash received	(24,500,000)	—
Capital expenditures	(895,989)	(618,157)
Proceeds from the sale of property and equipment	1,500	7,587
Net cash used in investing activities	(25,394,489)	(610,570)

	2017	2016

Cash flows from financing activities
Net (payments) borrowings under line of credit	(3,492,293)	3,041,612
Proceeds from issuance of long-term debt	25,000,000	—
Principal payments on long-term debt	(500,000)	(15,281,657)
Payments of dividends	(6,545,915)	(5,863,801)
Net proceeds from issuance of common stock	86,249	15,254,406
Contingent consideration paid	—	(3,498,197)
Deferred financing costs	(1,115,816)	(153,363)
Net cash provided by (used in) financing activities	13,432,225	(6,501,000)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$930,811	$2,221,430
Cash paid for taxes, net of refunds	$4,058,353	$3,961,226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), primarily within the United States of America in three industry segments: Multifamily, Professional, and Commercial. We now have 63 branch offices and 15 on-site locations located across 26 states.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 23 states, via property management companies responsible for the apartment communities' day-to-day operations.

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 24, 2017 and December 25, 2016, and include the thirteen and thirty-nine week periods ended September 24, 2017 and September 25, 2016. The thirty-nine weeks ended September 24, 2017 and September 25, 2016 are referred to herein as Fiscal 2017 and 2016, respectively.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of September 24, 2017 and December 25, 2016 or revenue for the thirty-nine week periods ended September 24, 2017 and September 25, 2016. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2017 and the related percentage for Fiscal 2016 was generated in the following areas:

	Thirty-nine Weeks Ended
	September 24, 2017	September 25, 2016
Maryland	12%	13%
Tennessee	11%	5%
Texas	30%	32%

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Beginning balance	$473,573	$449,823	$473,573	$446,548
Provision for doubtful accounts	75,772	162,612	88,000	209,528
Amounts written off, net	(75,772)	(162,612)	(88,000)	(206,253)
Ending balance	$473,573	$449,823	$473,573	$449,823

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $1,213,156 and $1,301,295 at September 24, 2017 and December 25, 2016, respectively. During the thirty-nine week periods ended September 24, 2017, the Company disposed of fully depreciated assets primarily not in use with an original cost of $426,066.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in the states in which it operates, with minimal loss retention for employees in the commercial segment. Under these policies, the Company is required to maintain refundable deposits of $2,565,817 and $2,476,201, which are included in Deposits the accompanying consolidated balance sheets as of September 24, 2017 and December 25, 2016, respectively.

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

Intangible Assets

The Company holds intangible assets with indefinite and finite lives. Intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized.

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

Contingent Consideration

The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. Prior to Fiscal 2017, the calculation of the fair value of the expected future payments uses a discount rate that approximates the Company's weighted average cost of capital. For acquisitions beginning in Fiscal 2017, based on new valuation methodology, the fair value calculation of the expected future payments uses a discount rate that is commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Weighted-average number of common shares outstanding:	8,759,376	8,658,061	8,724,811	7,920,000
Effect of dilutive securities:
Stock options	279,735	323,313	260,404	263,915
Warrants	38,036	47,024	34,663	35,961
Weighted-average number of diluted common shares outstanding	9,077,147	9,028,398	9,019,878	8,219,876

Stock options	178,000	50,000	178,000	50,000
Warrants	32,250	—	32,250	—
Antidilutive shares	210,250	50,000	210,250	50,000

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

Income tax expense attributable to income from operations for Fiscal 2017 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes offset by a Work Opportunity Tax Credit.

Income tax expense attributable to income from operations for Fiscal 2016 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes.

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

NOTE 3 - ACQUISITIONS

Zycron, Inc.

On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Zycron, Inc. (“Zycron”) for an initial cash consideration paid of $18.5 million and issued $1.0 million (70,670 shares privately placed) of the Company's common stock at closing. An additional $0.5 million was held back as partial security for post-closing purchase price adjustments and indemnification obligations. The purchase agreement further provides for contingent consideration of up to $3.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital under a process that is currently in progress.

The net assets acquired were assigned to the Professional segment. The acquisition of Zycron allows the Company to strengthen and expand its IT operations throughout the southeastern U.S. region and selected markets across the country with talent and project management services.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2016 consolidated statement of operations does not include any operating results of Zycron. 13 and 25 weeks of Zycron operations are included in the thirteen and thirty-nine week periods ended September 24, 2017, which is approximately $9.0 million and $17.6 million, respectively, of revenue and and $0.9 million and $1.6 million, respectively, of operating income. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$4,345,312
Prepaid expenses and other assets	82,122
Property and equipment	128,431
Intangible assets	13,818,474
Goodwill	6,901,101
Liabilities assumed	(2,983,222)
Total net assets acquired	$22,292,218

Cash	$18,500,000
Hold back	500,000
Common stock	1,000,000
Working capital adjustment	(299,835)
Fair value of contingent consideration	2,592,053
Total fair value of consideration transferred for acquired business	$22,292,218

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$475,000	5 years
Trade name	5,006,000	Indefinite
Customer list	8,337,474	10 years
Total	$13,818,474

Smart Resources, Inc.

On September 18, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Smart Resources, Inc. and Accountable Search, LLC (collectively, "Smart") for an initial cash consideration paid of $6.0 million. The purchase agreement provides for contingent consideration of up to $2.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital under a process that will begin approximately 90 days after the closing date.

The net assets acquired were assigned to the Professional segment. The acquisition of Smart allows the Company to strengthen and expand its finance and accounting operations in the Chicago market with temporary and direct hire services.

The 2016 consolidated statement of income does not include any operating results of Smart. One (1) week of Smart operations are included in the thirteen and thirty-nine week periods ended September 24, 2017, which is approximately $0.2 million of revenue and $-0- of operating income. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable	$1,228,614
Prepaid expenses and other assets	36,816
Property and equipment	40,626
Intangible assets	4,927,045
Goodwill	1,740,439
Liabilities assumed	(216,343)
Total net assets acquired	$7,757,197

Cash	$6,000,000
Working capital adjustment	(3,440)
Fair value of contingent consideration	1,760,637
Total fair value of consideration transferred for acquired business	$7,757,197

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$20,000	5 years
Customer list	4,907,045	10 years
Total	$4,927,045

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the Zycron and Smart acquisitions had taken place on the first day of the Company's 2016 fiscal year would be as follows (dollars in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenues	$73,782	$80,519	$214,659	$228,577
Gross profit	$19,196	$18,428	$54,391	$54,034
Net income	$3,203	$2,933	$6,992	$5,270
Income per share:
Basic	$0.37	$0.34	$0.80	$0.67
Diluted	$0.35	$0.32	$0.78	$0.64

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility at a rate of 4.5% and tax expense of the pro forma adjustments at an effective tax rate of approximately 36.8% for Fiscal 2017 and 38.4% for Fiscal 2016. The pro forma information presented includes adjustments that will have a continuing impact on the operations that management considers non-recurring in assessing Zycron and Smart's historical performances.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Zycron and Smart acquisitions taken place on the first day of the Company’s 2016 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $34,501,414 and $30,205,434 at September 24, 2017 and December 25, 2016, respectively. During the thirty-nine week periods ended September 24, 2017, the Company added $440,668 and reclassified $347,379 of software assets from property and equipment. Total amortization expense for the thirteen week periods ended September 24, 2017 and September 25, 2016 was $1,291,925 and $1,548,914, respectively. Total amortization expense for the thirty-nine week periods ended September 24, 2017 and September 25, 2016 was $4,244,600 and $4,825,623, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	September 24, 2017	December 25, 2016
Temporary worker payroll	$6,672,200	$5,547,161
Temporary worker payroll related	2,570,505	2,033,602
Accrued bonuses and commissions	1,181,071	892,742
Other	2,142,861	1,194,970
	$12,566,637	$9,668,475

The following is a schedule of future estimated contingent consideration payments to various parties as of September 24, 2017:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$5,750,000	$(214,932)	$5,535,068
One to two years	3,250,000	(727,741)	2,522,259
Two to three years	2,500,000	(130,412)	2,369,588
Contingent consideration	$11,500,000	$(1,073,085)	$10,426,915

As of September 24, 2017, the Zycron hold back balance of $158,072, included in other current liabilities, was a partial security for post-closing purchase price adjustments and indemnification obligations and also contained the working capital adjustment and other amounts paid or received on behalf of the either party to the acquisition.

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

The Company borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquisition on April 3, 2017. Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company on the revolving credit facility under the Credit Agreement, dated as of August 21, 2015, as amended, with TCB. The Company borrowed $5.0 million on the accordion in conjunction with the closing of the Smart acquisition on September 18, 2017.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the Credit Agreement including restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business and the Company must comply with certain financial covenants. The Company may not permit the Leverage Ratio (as defined in the Amended Credit Agreement) to be greater than the following: 2.50 to 1.0 (April 3, 2017 to end of fiscal March 2018), 2.00 to 1.0 (March 31, 2018 to end of fiscal March 2019), 1.50 to 1.0 (March 31, 2019 to end of fiscal March 2020), 1.0 to 1.0 (From and after end of fiscal March, 2020). Moreover, the Company may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than 1.50 to 1.00, and may not permit the Dividend Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than (a) 1.10 to 1.00 for any four fiscal quarter period ending on or before September 30, 2017 or (b) 1.20 to 1.00 for any four fiscal quarter period thereafter. As of September 24, 2017, the Company was in compliance with these covenants.

Line of Credit

At September 24, 2017 and December 25, 2016, $20.4 million and $23.9 million, respectively, was outstanding on the Revolving Facility with TCB. Borrowings under the Revolving Facility bore interest equal to Base Rate or LIBOR plus the Applicable Margin (as such terms are defined in the Amended Credit Agreement or Credit Amendment, respectively). Additionally, the Company pays an unused commitment fee on the unfunded portion of the Revolving Facility.

Borrowings under the Revolving Facility bore interest at:

	September 24, 2017		December 25, 2016
Base Rate	$5,390,421	5.25%	$8,882,714	4.25%
LIBOR	5,000,000	4.05%	5,000,000	3.95%
LIBOR	5,000,000	4.06%	5,000,000	3.99%
LIBOR	5,000,000	4.07%	5,000,000	4.16%
Total	$20,390,421		$23,882,714

Long-Term Debt

Long-term debt consists of and bore interest at:

	September 24, 2017		December 25, 2016
Base Rate	$700,000	5.25%	$—	—%
LIBOR	6,500,000	4.30%	—	—%
LIBOR	6,500,000	4.31%	—	—%
LIBOR	6,000,000	4.32%	—	—%
LIBOR	4,800,000	4.33%	—	—%
Less current portion on long-term debt	(2,756,250)		—
Long-term debt, less current portion	$21,743,750		$—

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	September 24, 2017	December 25, 2016
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$10,426,915	$5,166,885

The changes in the Level 3 fair value measurements from December 25, 2016 to September 24, 2017 relate to $4.4 million in the Zycron and Smart acquisitions and $0.9 million in accretion. The key inputs in determining the fair value of the contingent consideration as of September 24, 2017 and December 25, 2016 included discount rates of ranging from 8% and 22% as well as management's estimates of future sales volumes and EBITDA.

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

For the thirteen week periods ended September 24, 2017 and September 25, 2016, the Company recognized $92,293 and $111,134 of compensation cost related to stock option awards, respectively. For the thirty-nine week periods ended September 24, 2017 and September 25, 2016, the Company recognized $357,024 and $252,972 of compensation cost related to stock option awards, respectively. Unamortized stock compensation expense as of September 24, 2017 amounted to $680,321, which is expected to be recognized over the next 2.6 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 25, 2016	678,411	$8.95	7.8	$4,511
Granted	128,000	$16.76
Exercised	(28,800)	$7.71
Forfeited / Canceled	(12,200)	$11.00
Options outstanding at September 24, 2017	765,411	$10.27	7.5	$5,096

Options exercisable at December 25, 2016	395,911	$8.01	7.6	$2,965
Options exercisable at September 24, 2017	479,611	$8.65	7.0	$3,963

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 25, 2016	282,500	$2.57
Nonvested outstanding at September 24, 2017	285,800	$3.01

For the thirty-nine week periods ended September 24, 2017, the Company issued 5,221 shares of common stock upon the cashless exercise of 9,402 stock options.

Warrant Activity

For the thirteen and thirty-nine week periods ended September 24, 2017 and September 25, 2016, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of September 24, 2017.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 25, 2016	123,984	$11.51	2.8	$532
Warrants outstanding at September 24, 2017	123,984	$11.89	2.6	$494

Warrants exercisable at December 25, 2016	91,734	$9.65	2.2	$532
Warrants exercisable at September 24, 2017	123,984	$11.89	2.6	$494

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 25, 2016	32,250	$—
Nonvested outstanding at September 24, 2017	—	$—

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $232,863 and $217,103 to the 401(k) Plan for the thirteen week periods ended September 24, 2017 and September 25, 2016, respectively. The Company contributed $657,623 and $622,772 to the 401(k) Plan for the thirty-nine week periods ended September 24, 2017 and September 25, 2016, respectively.

NOTE 12 - BUSINESS SEGMENTS

The Company operates within three industry segments: Multifamily, Professional, and Commercial. The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 23 states, via property management companies responsible for the apartment communities' day-to-day operations. The Professional segment provides skilled temporary workers on a nationwide basis for IT and finance and accounting customer projects. The Commercial segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, fixed assets, deferred tax assets, and other assets.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenue:
Multifamily	$21,758,642	$18,889,265	$51,436,393	$43,556,297
Professional	31,739,816	25,821,676	91,769,877	80,828,787
Commercial	17,783,216	22,696,409	53,692,954	65,188,266
Total	$71,281,674	$67,407,350	$196,899,224	$189,573,350

Depreciation:
Multifamily	$23,255	$17,122	$70,159	$40,577
Professional	44,261	39,071	129,968	113,482
Commercial	27,690	23,018	80,231	68,447
Corporate	49,148	45,421	147,797	133,327
Total	$144,354	$124,632	$428,155	$355,833

Amortization:
Multifamily	$—	$—	$—	$62,848
Professional	1,222,402	1,454,293	3,993,474	4,399,296
Commercial	66,151	94,621	245,903	363,479
Corporate	3,372	—	5,223	—
Total	$1,291,925	$1,548,914	$4,244,600	$4,825,623

Operating income:
Multifamily	$4,020,995	$3,331,981	$8,524,536	$6,859,318
Professional	2,119,550	1,163,674	6,344,222	4,737,610
Commercial	1,108,842	1,364,353	3,000,444	4,070,037
Corporate - selling	(119,097)	—	(371,906)	—
Corporate - general and administrative	(1,494,106)	(1,393,412)	(4,585,854)	(4,553,844)
Total	$5,636,184	$4,466,596	$12,911,442	$11,113,121

Capital expenditures:
Multifamily	$3,947	$23,185	$76,542	$119,592
Professional	52,987	73,168	501,928	82,336
Commercial	2,463	19,908	71,262	60,229
Corporate	—	71,194	246,257	356,000
Total	$59,397	$187,455	$895,989	$618,157

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 24, 2017	December 25, 2016
Total Assets:
Multifamily	$13,283,021	$9,320,335
Professional	70,887,537	39,548,308
Commercial	17,359,515	21,574,855
Corporate	10,761,963	10,770,636
Total	$112,292,036	$81,214,134

NOTE 13 - SUBSEQUENT EVENTS

Dividend

On October 20, 2017, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on November 7, 2017 to all shareholders of record as of the close of business on November 2, 2017.

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

Overview

We are a leading national provider of professional temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC ("D&W") in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”) in October 2015, Zycron, Inc. in April 2017, and Smart Resources, Inc. and Accountable Search, LLC in September 2017. We operate within three industry segments: Multifamily, Professional, and Commercial. We provide services to customers primarily within the United States of America. We now have 63 branch offices and 15 on-site locations located across 26 states.

The Multifamily segment provides front office and maintenance temporary workers to various apartment communities, in 23 states, via property management companies responsible for the apartment communities' day-to-day operations.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(dollars in thousands)
Revenues	$71,282	$67,407	$196,899	$189,573
Cost of services	53,034	50,975	147,753	144,610
Gross profit	18,248	16,432	49,146	44,963
Selling, general and administrative expenses	11,175	10,291	31,561	28,670
Depreciation and amortization	1,436	1,674	4,673	5,181
Operating income	5,637	4,467	12,912	11,112
Loss on extinguishment of debt	—	—	—	(404)
Interest expense, net	(884)	(702)	(2,280)	(3,278)
Income before income tax	4,753	3,765	10,632	7,430
Income tax expense	1,616	1,417	3,909	2,852
Net income	$3,137	$2,348	$6,723	$4,578

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	74.4%	75.6%	75.0%	76.3%
Gross profit	25.6%	24.4%	25.0%	23.7%
Selling, general and administrative expenses	15.7%	15.3%	16.0%	15.1%
Depreciation and amortization	2.0%	2.5%	2.4%	2.7%
Operating income	7.9%	6.6%	6.6%	5.9%
Loss on extinguishment of debt	—%	—%	—%	(0.2)%
Interest expense, net	(1.2)%	(1.0)%	(1.2)%	(1.7)%
Income before income tax	6.7%	5.6%	5.4%	3.9%
Income tax expense	2.3%	2.1%	2.0%	1.5%
Net income	4.4%	3.5%	3.4%	2.4%

Thirteen Week Fiscal Period Ended September 24, 2017 (Fiscal Quarter 2017) Compared with Thirteen Week Fiscal Period Ended September 25, 2016 (Fiscal Quarter 2016)

Revenues:	Thirteen Weeks Ended
	September 24, 2017		September 25, 2016
	(dollars in thousands)
Revenues by segment:
Multifamily	$21,759	30.5%	$18,889	28.0%
Professional	31,740	44.5%	25,822	38.3%
Commercial	17,783	25.0%	22,696	33.7%
Total Revenues	$71,282	100.0%	$67,407	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $2.9 million (15.2%), due to our continued geographic expansion plan. Revenue from branches outside of Texas accounted for approximately $1.6 million of the increase and revenue from branches in Texas increased approximately $1.3 million. The increase was due to an 8.5% increase in billed hours and a 6.0% increase in average bill rate. Revenue from existing offices accounted for approximately $1.2 million of the increase and revenue from new offices provided approximately $1.7 million.

Professional Revenues: Professional revenues increased approximately $5.9 million (22.9%), primarily from Zycron, which contributed approximately $9.0 million of new revenues. The remaining IT group decreased $2.1 million and the finance and accounting group decreased $0.9 million. The overall increase was due to a 26.8% increase in billed hours and increased permanent placements of $0.2 million, offset by a 3.2% decrease in average bill rate.

Commercial Revenues: Commercial revenues decreased approximately $4.9 million (21.6%). Texas branches decreased $3.1 million, other branches outside of the Midwest decreased $2.1 million, while the Illinois and Wisconsin locations increased $0.3 million. The overall revenue decrease was due to a 25% decrease in billed hours, offset by a 4.5% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 24, 2017		September 25, 2016
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$8,198	44.9%	$7,009	42.7%
Professional	7,487	41.0%	6,198	37.7%
Commercial	2,563	14.1%	3,225	19.6%
Total Gross Profit	$18,248	100.0%	$16,432	100.0%

	Thirteen Weeks Ended
	September 24, 2017	September 25, 2016
Gross Profit Percentage by segment:
Multifamily	37.7%	37.1%
Professional	23.6%	24.0%
Commercial	14.4%	14.2%
Company Gross Profit	25.6%	24.4%

Overall, our gross profit has increased approximately $1.8 million (11.1%) due primarily to Zycron ($1.8 million) and growth in our Multifamily segment, offset by decreased revenues in our Commercial segment. As a percentage of revenue, gross profit has increased to 25.6% from 24.4% primarily due to a greater percentage of revenues coming from our Multifamily and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Multifamily Gross Profit: Multifamily gross profit increased approximately $1.2 million (17.0%) in line with the increase in revenue. The increase in gross profit percentage of 0.6% was due primarily to 6.3% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.3 million (20.8%), due to Zycron of $1.8 million, a 2.3% increase in average spread, offset by a $0.3 million decrease in the remaining IT group and a $0.2 million decrease in the finance and accounting group.

Commercial Gross Profit: Commercial gross profit decreased approximately $0.6 million (20.5%) due to a decrease in the corresponding revenue. The average spread increased 5.2%.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $0.9 million (8.6%) primarily related to an increase in Professional of $0.9 million from Zycron offest by a $0.6 million decrease in the remaining IT group and a $0.3 million increase in the finance and accounting group. Multifamily increased approximately $0.5 million from growth and new office expansion, partially offset by a decrease in Commercial of approximately $0.3 million from decreased revenues.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.2 million (14.3%). The decrease in depreciation and amortization is primarily due to Professional segment fully amortized intangible assets related to the 2011 Extrinsic, LLC acquisition.

 Interest Expense, net: Interest expense, net increased approximately $0.2 million (25.9%) primarily due the new term note.

Income Taxes: Income tax expense increased approximately $0.2 million primarily due to higher pre-tax income offset by a decrease in the effective rate.

Thirty-nine Week Fiscal Period Ended September 24, 2017 ("Fiscal 2017") Compared with Thirty-nine Week Fiscal Period Ended September 25, 2016 ("Fiscal 2016")

Revenues:	Thirty-nine Weeks Ended
	September 24, 2017		September 25, 2016
	(dollars in thousands)
Revenues by segment:
Multifamily	$51,436	26.1%	$43,556	23.0%
Professional	91,770	46.6%	80,829	42.6%
Commercial	53,693	27.3%	65,188	34.4%
Total Revenues	$196,899	100.0%	$189,573	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $7.9 million (18.1%) due to our continued geographic expansion plan. Revenue from branches outside of Texas accounted for approximately $5.5 million of the increase and revenue from branches in Texas increased approximately $2.4 million. The increase was due to a 11.3% increase in billed hours and a 5.9% increase in average bill rate. Revenue from existing offices accounted for approximately $4.8 million of the increase and revenue from new offices provided approximately $3.1 million.

Professional Revenues: Professional revenues increased approximately $10.9 million (13.5%), primarily from Zycron, which contributed approximately $17.6 million of new revenues. The remaining IT group decreased $5.1 million and the finance and accounting group decreased $1.6 million. The overall increase was due to a 11.9% increase in billed hours, an increase of 0.4% in average bill rate, and increased permanent placements of $0.5 million.

Commercial Revenues: Commercial revenues decreased approximately $11.5 million (17.6%). Texas branches decreased $6.8 million and other branches outside of the Midwest decreased $5.1 million, which were offset by Illinois and Wisconsin locations increased $0.4 million. The overall revenue decrease was due to a 22.1% decrease in billed hours that was offset by a 5.6% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 24, 2017		September 25, 2016
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$19,506	39.7%	$16,172	36.0%
Professional	21,984	44.7%	19,450	43.3%
Commercial	7,656	15.6%	9,341	20.7%
Total Gross Profit	$49,146	100.0%	$44,963	100.0%

	Thirty-nine Weeks Ended
	September 24, 2017	September 25, 2016
Gross Profit Percentage by segment:
Multifamily	37.9%	37.1%
Professional	24.0%	24.1%
Commercial	14.3%	14.3%
Company Gross Profit	25.0%	23.7%

Overall, our gross profit has increased approximately $4.1 million (9.3%) due primarily to Zycron ($3.8 million) and increased revenues in our Multifamily segment, offset by decreased revenues in our Commercial segment. As a percentage of revenue, gross profit has increased to 25.0% from 23.7% primarily due to a higher percentage of our revenues from our Multifamily and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Multifamily Gross Profit: Multifamily gross profit increased approximately $3.3 million (20.6%) consistent with the increase in revenue. The increase in gross profit percentage of 0.8% was due primarily to 6.6% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $2.5 million (13.0%), due to Zycron of $3.8 million, a 5.4% increase in average spread, offset by a $0.9 million decrease in the remaining IT group and a $0.4 million decrease in the finance and accounting group.

Commercial Gross Profit: Commercial gross profit decreased approximately $1.7 million (18.0%) due to the corresponding decreased revenue. The average spread increased 5.7%.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.9 million (10.1%) related to an increase in Multifamily of $1.7 million from growth, including $0.7 million of new office expansion, and an increase in Professional of $1.8 million from Zycron.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.5 million (9.8%). The decrease in depreciation and amortization is primarily due to Professional segment fully amortized intangible assets related to the 2011 Extrinsic, LLC acquisition of $0.9 million that was partially offset by an increase in the Professional segment intangible assets acquired in the Zycron acquisition of $0.4 million.

Interest Expense, net: Interest expense, net decreased approximately $1.0 million (30.4%) primarily due to the decrease in the interest of $1.2 million related to the payoff of the 13% subordinated debt, the decrease in contingent consideration discounts of $0.5 million, partially offset by the increase of $0.4 million in new term debt and the increase of $0.2 million in the revolver.

Income Taxes: Income tax expense increased approximately $1.1 million primarily due to higher pre-tax income offset by a decrease in the effective rate.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
	(dollars in thousands)
Net income	$3,137	$2,348	$6,723	$4,578
Interest expense, net	884	702	2,280	3,278
Income tax expense	1,616	1,417	3,909	2,852
Loss on extinguishment of debt	—	—	—	404
Operating income	5,637	4,467	12,912	11,112
Depreciation and amortization	1,436	1,674	4,673	5,181
Share-based compensation	92	111	357	253
Adjusted EBITDA	$7,165	$6,252	$17,942	$16,546

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
	September 24, 2017	September 25, 2016
	(dollars in thousands)
Net cash provided by operating activities	$11,962	$7,112
Net cash used in investing activities	(25,394)	(611)
Net cash provided by (used in) financing activities	13,432	(6,501)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and other current liabilities.

During Fiscal 2017, net cash provided by operating activities was $12.0 million an increase of $4.9 million compared with $7.1 million for Fiscal 2016. This increase is primarily attributable to the timing of payments on accounts receivable and other current liabilities.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2017, we paid $24.5 million in connection with the Zycron and Smart acquisitions and we made capital expenditures of $0.9 million mainly related to computer equipment and software purchased in the ordinary course of business. In Fiscal 2016, we made capital expenditures of approximately $0.6 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Amended Credit Agreement, payment of dividends and contingent consideration paid.

For Fiscal 2017, we received proceeds from issuance of the $25.0 million term loan mainly to fund the Zycron acquisition. We reduced our revolving line of credit by $3.5 million, paid $6.5 million in cash dividends on our common stock, paid $1.1 million in deferred financing costs related to the Amended Credit Agreement, and paid $0.5 million in principal payment on the term loan.

For Fiscal 2016, we borrowed $3.0 million under our revolving line of credit and received net proceeds from issuance of common stock of $15.3 million mainly to pay off the Senior Subordinated Credit Agreement of $15.3 million. We paid $5.9 million in cash dividends on our common stock and we paid $3.5 million of contingent consideration related to the March 2015 D&W acquisition.

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

We borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquistion on April 3, 2017. Proceeds from the foregoing loan arrangements were used to pay off our existing indebtedness on the revolving credit facility under the Credit Agreement, dated as of August 21, 2015, as amended, with TCB. We borrowed $5.0 million on the accordion in conjunction with the closing of the Smart acquisition on September 18, 2017.

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the Credit Agreement including restricting the ability of us to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreements); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of our business and we must comply with certain financial covenants. We may not permit the Leverage Ratio (as defined in the Amended Credit Agreement) to be greater than the following: 2.50 to 1.0 (April 3, 2017 to end of fiscal March 2018), 2.00 to 1.0 (March 31, 2018 to end of fiscal March 2019), 1.50 to 1.0 (March 31, 2019 to end of fiscal March 2020), 1.0 to 1.0 (From and after end of fiscal March, 2020). Moreover, we may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than 1.50 to 1.00, and may not permit the Dividend Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than (a) 1.10 to 1.00 for any four fiscal quarter period ending on or before September 30, 2017 or (b) 1.20 to 1.00 for any four fiscal quarter period thereafter. As of September 24, 2017, we were in compliance with these covenants.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 for a more detailed discussion of our critical accounting policies.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended September 24, 2017, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Asset Purchase Agreement, dated, as of April 3, 2017, by and between BG Staffing, Inc., BG Staffing, LLC, Zycron Inc., and Darrell S. Freeman (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2017).

2.2
Asset Purchase Agreement, dated as of September 18, 2017, by and between BG Finance and Accounting, Inc., Smart Resources, Inc. and Accountable Search, LLC, and Timothy J. Flood and Margaret L. Francis (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 22, 2017).

3.1
Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).

3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: October 30, 2017