Form 10-K
period 2017-12-31
BG Staffing, Inc.
filed 2018-03-08
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
(972) 692-2400
_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	NYSE American LLC

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 23, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $158,281,924 (based on the closing sale price of the Registrant's common stock on such date as reported on NYSE American).

As of March 8, 2018, there were 8,763,965 shares of the Registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to our future financial or operating performance, future plans and objectives, competitive positioning, requirements for additional capital, government regulation of operations and the timing and possible outcome of litigation and regulatory matters. All statements other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K that address activities, events or developments that we, or our subsidiaries, expect or anticipate may occur in the future are forward-looking statements. Often, but not always, forward-looking statements can be identified by use of forward-looking words such as “aim,” “potential,” “may,” “could,” “would,” “might,” “will,” “expect,” “intend,” “plan,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations. Forward-looking statements are based on certain assumptions and analyses made by us, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Readers are cautioned not to put undue reliance on such forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and known and unknown risks, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among other things, general business, economic, competitive, political and social uncertainties, the actual results of current operations, industry conditions, intellectual property and other proprietary rights, liabilities inherent in our industry, accidents, labor disputes, delays in obtaining regulatory approvals or financing and general market factors, including interest rates, equity markets, business competition, changes in government regulations. Additional risks and uncertainties include, but are not limited to, those listed under “Item 1A. Risk Factors.”

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

Part I
ITEM 1. BUSINESS.

Overview and History
BG Staffing, Inc. (“BG Staffing,” “we,” or the “Company”) is a leading national provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services, Inc., BG Personnel, LP, and BG Finance and Accounting, Inc., within the U.S. in three industry segments: Multifamily, Professional, and Commercial. We provide temporary workers to a variety of customers that are seeking to match their workforce requirements to their business needs. Our customers operate across a diverse set of industries.
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
We commenced operations on October 17, 2007 and since 2009 new leadership has led an on-going growth and diversification initiative. Since 2010, we have acquired and successfully integrated nine businesses:

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

•
In April 2017, we acquired substantially all of the assets and assumed certain liabilities of Zycron, Inc. (“Zycron”), which provided information technology ("IT") temporary staffing talent and project management services. We continue to operate under the Zycron trade name.

•
In September 2017, we acquired substantially all of the assets and assumed certain liabilities of Smart Resources Inc. and Accountable Search, LLC (collectively, "Smart"), which specialized in providing temporary and full-time staffing services of accounting and finance personnel and secretarial and administrative personnel to customers in Chicago market. For the current period, we continue to operate under the Accountable Search and Smart Resources trade names.

We operate through 65 branch offices and 15 on-site locations located across 26 states. We do not currently have any foreign operations.
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
The temporary staffing industry is large and highly fragmented with many competing companies. In September 2017, Staffing Industry Analysts estimated the 2018 U.S. temporary staffing market to be $145 billion, which is up from an estimated $141 billion in 2017. Staffing companies compete both to recruit and retain a supply of temporary workers and to attract and retain customers to use these workers. Customer demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.
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
Multifamily Segment
Our Multifamily segment is a leading provider of front office and maintenance personnel to the multifamily housing industry. We currently have 43 branch offices in 23 states. The Multifamily division utilizes a centralized recruiting model from recruiting centers in Dallas, Houston, and Austin, Texas, in the Charlotte, North Carolina area, and the Tampa, Florida area. All open positions nationally are recruited from one of these regional recruiting centers. The workers we assign to our multifamily customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.
Professional Segment
Our Professional segment provides highly skilled IT professionals with expertise in SAP, Workday, Olik View, Hyperion, Oracle, project management and other IT staffing skills to customers on a national basis. Our customers include large Fortune 500 companies and consulting firms engaged in systems integration projects. We operate our national coverage of the IT market from our offices in North Carolina, Rhode Island, Maryland, and Tennessee. Additionally, we provide finance, accounting and related support personnel in Texas and Louisiana through our Texas based D&W group and in Chicago through our Smart group.
Commercial Segment
Our Commercial segment provides temporary workers to manufacturing, distribution, and logistics customers needing a flexible workforce. We currently have 12 branch offices and 15 on-site locations operating in 6 states. Our Commercial segment temporary workers perform services in a variety of skilled and unskilled positions. The workers we assign to our Commercial customers are our temporary workers, although our customers provide on-the-job direction, control and supervision.
Financial Information about Segments

Refer to Note 17 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.
Financial Information about Geographic Areas

Refer to Notes 1 and 2 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.
Our Recruiting

We believe a key component of our success is the ability to recruit and maintain a pool of qualified temporary workers and regularly place them into desirable and appropriate positions. We use comprehensive methods to identify, assess, select and, when appropriate, measure the skills of our temporary workers and permanent placement candidates to meet the needs of our customers.

Our Customers

We currently service small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. No customer accounted for more than 10% of our revenues in 2017, 2016, or 2015.
Growth Strategy
We are committed to growing our operations. Revenues have grown from $35 million in 2009 to $272.6 million in 2017, by using a growth strategy reliant upon both acquisitions and organic growth.
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

Competition
The staffing services market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and specialized temporary staffing companies. Some of our competitors have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.
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

Employees and Temporary Workers

As of February 9, 2018, we had 349 staff employees at our corporate and branch offices. During the fiscal year ended 2017, we assigned approximately 29,000 temporary workers and had working, on average, approximately 4,700 temporary workers during the fourth quarter of 2017.

None of our staff employees or temporary workers is represented by a labor union, and we are not aware of any current efforts or plans to organize any of our staff employees or temporary workers. To date we have not experienced any material labor disruptions.

Intellectual Property
We own or have rights to various copyrights, trademarks, service marks, trade names and domain names used in our business, including, but not limited to, BG Staffing, BG Staffing Group, BG Personnel Services, Extrinsic, American Partners, InStaff, BG Temporary Staffing, BG Multifamily, BG Talent, Triance, Donovan & Watkins, D&W Talent, Vision Technology Services, Zycron, Smart Resources, Accountable Search, bgstaffing.com, bgstaffinggroup.com, bgpersonnel.com, bgstaffing.net, ltnstaffing.com, milwaukeetemps.com, milwaukeetmepsinc.com, extrinsicllc.com, extrinsicgroup.com, extrinsicresources.com, jnastaffing.com, bgcompanies.net, bgpersonnel.net, bgmail.com, therightpeoplerightnow.com, rightpeoplerightnow.com, americanpartnersinc.com, instaff.com, donwat.com, vistechs.com, smartstaffing.com, accountablesearch.com and executiveassistantsearch.com. Our trade names are valuable assets that reinforce the distinctiveness of our brands.
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
Available Information
We file electronically with the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our website address is www.bgstaffing.com. The information included on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We will make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed or furnished such material to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer.
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

Geographic revenue in excess of 10% of the Company's consolidated revenue in fiscal year 2017 and the related percentage for fiscal years 2016 and 2015 was generated in the following areas:

	2017	2016	2015
Maryland	12%	13%	4%
Tennessee	12%	5%	3%
Texas	29%	32%	41%

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

Our credit agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including minimum fixed charge coverage ratio, and maximum leverage ratio, and restrictions on the payment of dividends.

Any future failure to comply with the covenants which may occur under our credit agreement could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurance that any future lender will waive defaults that may occur in the future. If we were forced to refinance our credit agreement, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.

We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, and we aggressively manage our cash flow to ensure adequate funds to meet working capital needs. Such management steps include working to improve collections, adjusting the timing of cash expenditures and managing operating expenses.

Failure to comply with restrictive covenants under our credit agreement could trigger prepayment obligations or additional costs.

Our future failure to comply with our covenants which may occur under our credit agreement could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurances that any future lender will waive defaults that may occur in the future. If we are forced to refinance our credit agreement, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.

We could be required to write-off goodwill or intangible assets in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $18.0 million and $37.3 million, respectively, at the end of 2017. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our financial condition and results of operations.

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

It is likely that President Trump and the U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. President Trump has issued multiple executive orders in support of repealing the PPACA,in whole or in part, and the U.S. Congress has made several attempts to repeal or modify the PPACA. It is unclear at this point what the scope of any future such legislation will be and when it will become effective. Because of the uncertainty surrounding this replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA’s repeal or the adoption of any other health care reform legislation on the Company’s financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.

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

Our common stock has been traded on the NYSE American since October 27, 2014, and, until recently, has traded in low volumes. We cannot predict whether an active trading market for our common stock will continue. Even if an active trading market continues, the market price of our common stock may remain volatile.
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
Our compliance with complicated regulations concerning corporate governance and public disclosure has resulted and may in the future result in additional expenses.

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

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until, at the earliest, the date we are no longer an “emerging growth company” as defined in the recently enacted JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will remain an “emerging growth company” through Fiscal 2018, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year.

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

Prior to December 19, 2014, we had not paid cash dividends on our common stock. While we have declared and paid dividends for the prior thirteen quarterly periods, we are limited in our ability to pay dividends by our credit agreement, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive office is located at 5850 Granite Parkway, Suite 730, Plano, Texas 75024, and our telephone number is 972-692-2400. We lease our corporate headquarters, which is approximately 6,200 square feet of space. We operate through 65 branch offices and 15 on-site locations located across 26 states. We lease all of our branch offices, which are located throughout the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph compares, through December 31, 2017, the cumulative total return of the Company’s common stock, an index of certain publicly traded employment services companies, and the Russell 2000. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

This index represents the cumulative total return of the Company and the following corporations providing temporary or permanent employment services: GEE Group, Mastech Digital, RCM Technologies and Staffing 360 Solutions.

Market Information and Holders

Our common stock commenced listing on the NYSE American on October 27, 2014 under the symbol “BGSF.” Our common stock was quoted on the OTC Bulletin Board, or OTCBB, under the symbol “BGSF” from April 30, 2014 to October 27, 2014. Prior to the quotation of our common stock on the OTCBB, there was no public market for our common stock. The table below sets forth information on the range of high and low sales prices for our common stock.

Quarter Ended	High	Low
December 31, 2017	$18.17	$14.65
September 24, 2017	$18.85	$14.26
June 25, 2017	$18.50	$13.85
March 26, 2017	$15.64	$12.84
December 25, 2016	$17.03	$11.77
September 25, 2016	$21.09	$15.38
June 26, 2016	$16.72	$12.55
March 27, 2016	$14.95	$12.07

As of February 9, 2018, the last reported sales price for our common stock was $16.75 per share.
As of February 9, 2018, there were approximately 2,206 holders of record of our common stock.

Dividends

The board of directors has declared or paid the following cash dividends during the fiscal years ended 2017, 2016 and 2015:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
December 19, 2014	December 31, 2014	January 30, 2015	$0.15	$989,722
May 1, 2015	May 11, 2015	May 25, 2015	$0.25	1,811,161
June 18, 2015	July 20, 2015	July 31, 2015	$0.25	1,844,868
October 27, 2015	November 9, 2015	November 20, 2015	$0.25	1,846,655
Total				$6,492,406

January 26, 2016	February 8, 2016	February 19, 2016	$0.25	$1,846,989
April 28, 2016	May 9, 2016	May 16, 2016	$0.25	1,849,691
July 26, 2016	August 8, 2016	August 15, 2016	$0.25	2,167,121
October 19, 2016	October 31, 2016	November 7, 2016	$0.25	2,167,121
Total				$8,030,922

January 26, 2017	February 13, 2017	February 20, 2017	$0.25	$2,167,327
April 20, 2017	May 1, 2017	May 8, 2017	$0.25	2,188,744
July 20, 2017	July 31, 2017	August 7, 2017	$0.25	2,189,844
October 23, 2017	November 2, 2017	November 7, 2017	$0.25	2,189,844
Total				$8,735,759

On February 1, 2018, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on February 20, 2018 to all shareholders of record as of the close of business on February 12, 2018.

Prior to December 19, 2014, we had not paid cash dividends on our common stock. Our ability to pay dividends is restricted under the terms of our credit agreement and may be restricted under other agreements governing our outstanding indebtedness from time to time. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Credit Agreements” for a description of the restrictions in our credit agreements on our ability to pay dividends.

Equity Compensation Plans

The following equity compensation plan information is provided as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (2013 Long-Term Incentive Plan)	765,411	$10.27	225,103
Total	765,411	$10.27	225,103

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

In April 2017, we issued 70,670 shares of common stock in a private placement for a value of $1.0 million at the closing of the Zycron acquisition.

The foregoing issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

There were no share repurchases during the fiscal years ended 2017, 2016 or 2015.

Item 6.  Selected Financial Data.

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2017, 2016, and 2015 and the balance sheet data as of December 31, 2017 and December 25, 2016 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2014 and 2013 and the balance sheet data as of December 27, 2015, December 28, 2014, and December 29, 2013 set forth below were derived from our audited financial statements not included in this Annual Report.

	Fiscal Years Ended
	December 31, 2017		December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$272,600		$253,852	$217,534	$172,811	$151,678
Gross profit	$68,402		$60,073	$47,907	$34,527	$29,063
Selling, general and administrative expenses	$44,350		$37,804	$30,390	$24,084	$19,041
Depreciation and amortization	$6,292		$6,733	$5,544	$4,642	$4,894
Operating income	$17,760		$15,536	$11,973	$5,801	$5,128
Loss on extinguishment of debt	$—		$404	$439	$—	$—
Loss on extinguishment of related party debt	$—		$—	$—	$987	$—
Interest expense, net	$3,253		$3,962	$2,996	$2,472	$4,057
Interest expense-related party	$—		$—	$—	$213	$—
Change in fair value of put option	$—		$—	$(177)	$1,184	$236
Income before income taxes	$14,507		$11,170	$8,715	$945	$835
Income tax expense (benefit)	$8,659	(3)	$4,288	$3,368	$1,374	$(7,463)
Net income (loss)	$5,848		$6,882	$5,347	$(429)	$8,298

Net Income (Loss) Per Share:
Net income (loss) per share – basic	$0.67		$0.85	$0.76	$(0.08)	$1.53
Net income (loss) per share – diluted	$0.65		$0.82	$0.73	$(0.08)	$1.47
Weighted average shares outstanding – basic	8,734		8,108	7,079	5,649	5,425
Weighted average shares outstanding – diluted	9,038		8,400	7,289	5,649	5,646

Pro Forma C Corporation Data (1):
Historical income before taxes	$—		$—	$—	$—	$835
Pro forma income tax expense	$—		$—	$—	$—	$536
Pro forma income	$—		$—	$—	$—	$299
Pro forma income per share – basic	$—		$—	$—	$—	$0.06
Pro forma income per share – diluted	$—		$—	$—	$—	$0.05
Pro forma weighted average shares outstanding – basic	—		—	—	—	5,425
Pro forma weighted average shares outstanding – diluted	—		—	—	—	5,646

Other Financial Data:
Adjusted EBITDA (2)	$24,499		$22,583	$17,870	$11,636	$10,022
Cash dividends declared per common share	$1.00		$1.00	$0.75	$0.15	$—

Balance Sheet Data:
Working capital	$16,320	$19,185	$10,016	$8,304	$8,126
Total assets	$104,633	$81,214	$84,400	$53,276	$58,260
Total outstanding borrowings, net	$44,123	$23,618	$30,649	$21,591	$32,022
Total other long-term liabilities	$2,629	$1,858	$4,519	$2,922	$33,343
Stockholders’ equity	$39,135	$40,488	$25,928	$16,363	$8,103

(1)
For comparative purposes, information related to pro forma tax expense, pro forma income and pro forma income per share has been included assuming the Company had been taxed as a C corporation for the period presented in the audited historical consolidated financial statements (Fiscal year 2013).

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

(3)	Includes a $3.3 million re-measurement of the net deferred tax assets as a result of the Tax Cuts and Jobs Act ("TCJA").

We define “Adjusted EBITDA” as earnings before interest expense and related party interest, income taxes, depreciation and amortization expense, loss on early extinguishment of debt and related party debt, and other non-cash expenses such as the put option adjustment and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. In addition, the financial covenants in our credit agreement are based on Adjusted EBITDA as defined in the credit agreement. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Fiscal Years Ended
	December 31, 2017		December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013
	(dollars in thousands)
Net income (loss)	$5,848		$6,882	$5,347	$(429)	$8,298
Interest expense and related party interest, net	3,253		3,962	2,996	2,685	4,057
Income tax expense (benefit)	8,659	(3)	4,288	3,368	1,374	(7,463)
Loss on extinguishment of debt and related party debt	—		404	439	987	—
Change in fair value of put option	—		—	(177)	1,184	236
Operating income	17,760		15,536	11,973	5,801	5,128
Depreciation and amortization	6,292		6,733	5,544	4,642	4,894
Share-based compensation	447		314	353	1,193	—
Adjusted EBITDA	$24,499		$22,583	$17,870	$11,636	$10,022

(3)	Includes a $3.3 million re-measurement of the net deferred tax assets as a result of the TCJA.

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

Overview

We are a leading national provider of temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015, VTS in October 2015, Zycron in April 2017 and Smart in September 2017. We operate within three industry segments: Multifamily, Professional, and Commercial. We provide services to customers primarily within the United States of America.

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

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
	(dollars in thousands)

Revenues	$272,600	$253,852	$217,534
Cost of services	204,198	193,779	169,627
Gross Profit	68,402	60,073	47,907
Selling, general and administrative expenses	44,350	37,804	30,390
Depreciation and amortization	6,292	6,733	5,544
Operating income	17,760	15,536	11,973
Loss on extinguishment of debt	—	(404)	(439)
Interest expense, net	(3,253)	(3,962)	(2,996)
Change in fair value of put option	—	—	177
Income before income tax	14,507	11,170	8,715
Income tax expense	8,659	4,288	3,368
Net income	$5,848	$6,882	$5,347

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015

Revenues	100.0%	100.0%	100.0%
Cost of services	74.9	76.3	78.0
Gross Profit	25.1	23.7	22.0
Selling, general and administrative expenses	16.3	14.9	14.0
Depreciation and amortization	2.3	2.7	2.5
Operating income	6.5	6.1	5.5
Loss on extinguishment of debt	—	(0.2)	(0.2)
Interest expense, net	(1.2)	(1.6)	(1.4)
Change in fair value of put option	—	—	0.1
Income before income tax	5.3	4.4	4.0
Income tax expense	3.2	1.7	1.5
Net income	2.1%	2.7%	2.5%

Fifty-three Week Fiscal Year Ended December 31, 2017 (Fiscal 2017) Compared with Fifty-two Week Fiscal Year Ended December 25, 2016 (Fiscal 2016)

The Fiscal 2017 consolidated statement of operations includes 39 weeks of Zycron operations and 15 weeks of Smart operations.

Revenues:

	Fiscal Year Ended
	December 31, 2017		December 25, 2016
	(dollars in thousands)
Revenues by Segment:
Multifamily	$71,807	26.3%	$57,995	22.8%
Professional	126,641	46.5%	107,037	42.2%
Commercial	74,152	27.2%	88,820	35.0%
Total Revenues	$272,600	100.0%	$253,852	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $13.8 million (23.8%) due to our continued geographic expansion plan. Revenue from branches outside of Texas accounted for approximately $8.9 million of the increase and revenue from branches in Texas increased approximately $4.9 million. The increase was due to a 16.4% increase in billed hours and a 6.0% increase in average bill rate. Revenue from existing offices accounted for approximately $11.5 million of the increase and revenue from new offices provided approximately $2.3 million.

Professional Revenues: Professional revenues increased approximately $19.6 million (18.3%), primarily from Zycron, which contributed approximately $27.1 million of new revenues and from Smart, which contributed approximately $3.2 million of new revenues. The remaining IT group decreased $6.9 million and the remaining finance and accounting group decreased $3.7 million. The overall increase was due to a 23.7% increase in billed hours, offset by decrease of 4.7% in average bill rate.

Commercial Revenues: Commercial revenues decreased approximately $14.7 million (16.5%) primarily from operations in Texas. Texas branches decreased revenues $8.3 million and other branches outside of the Midwest decreased $6.9 million, which were offset by Illinois and Wisconsin locations increased $0.5 million. The overall revenue decrease was due to a 20.6% decrease in billed hours that was offset by a 5.0% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Fiscal Year Ended
	December 31, 2017	December 25, 2016
	(dollars in thousands)
Gross Profit by Segment:
Multifamily	$27,138	$21,547
Professional	30,626	25,728
Commercial	10,638	12,798
Total Gross Profit	$68,402	$60,073

	Fiscal Year Ended
	December 31, 2017	December 25, 2016
Gross Profit Percentage by Segment:
Multifamily	37.8%	37.2%
Professional	24.2%	24.0%
Commercial	14.3%	14.4%
Company Gross Profit Percentage	25.1%	23.7%

Overall, our gross profit increased approximately $8.3 million (13.9%) due primarily to the Zycron ($5.7 million) and Smart ($1.1 million) acquisitions and increased revenues in our Multifamily segment, offset by decreased revenues in our Commercial segment. As a percentage of revenue, gross profit has increased to 25.1% from 23.7%, primarily due to higher percentage of our revenues from our Multifamily and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Multifamily Gross Profit: Multifamily gross profit increased approximately $5.6 million (25.9%) consistent with the increase in revenue. The increase in gross profit percentage of 0.6% was due primarily to 6.1% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $4.9 million (19.0%) due to Zycron of $5.7 million, Smart of $1.1 million, a 1.2% increase in average spread, offset by a $0.8 million decrease in the remaining finance and accounting group and a $1.2 million decrease in the remaining IT group.

Commercial Gross Profit: Commercial gross profit decreased approximately $2.2 million (16.9%) due to the corresponding decreased revenue offset by an increase of 5.0% in the average spread .

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $6.5 million (17.3%) related to an increase in Multifamily of $2.8 million from growth, including $0.7 million of new office expansion, and an increase in Professional of $3.1 million from Zycron and $0.9 million from Smart.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.4 million (6.5%). The decrease in depreciation and amortization is primarily due to Professional segment fully amortized intangible assets related to the
2011 Extrinsic, LLC acquisition of $1.1 million that was partially offset by an increase in the Professional segment intangible assets acquired in the Zycron acquisition of $0.7 million.

Interest Expense, net: Interest expense, net decreased approximately $0.7 million (17.9%) primarily due to the decrease in the interest of $1.2 million related to the payoff of the 13% subordinated debt, the decrease in contingent consideration discounts of $0.6 million, partially offset by the increase of $0.7 million in the new term debt and the increase of $0.3 million in the revolver.

Income Taxes: Income tax expense, net increased approximately $4.4 million primarily due to the impact of the TCJA which resulted in a re-measurement of the net deferred tax assets of $3.3 million and an increase of $1.1 million from increased pretax income.

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

Liquidity and Capital Resources

Our working capital requirements are primarily driven by temporary worker payments, income tax payments and customer accounts receivable receipts. Since receipts from customers lag payments to temporary workers, working capital requirements increase substantially in periods of growth.

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

The Company has an effective Form S-3 shelf registration statement allowing for the offer and sale of up to approximately $36 million of common stock. There is no guarantee that we will be able to consummate any offering on terms we consider acceptable or at all.

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
	(dollars in thousands)
Net cash provided by operating activities	$18,064	$9,534	$11,792
Net cash used in investing activities	(25,644)	(931)	(19,343)
Net cash provided by (used in) financing activities	7,580	(8,603)	7,551
Net change in cash and cash equivalents	$—	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, loss on extinguishment of debt, share-based compensation expense, put option adjustment, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and other current liabilities.

During Fiscal 2017, net cash provided by operating activities was $18.1 million, an increase of $8.5 million compared with $9.5 million for Fiscal 2016. This increase is primarily attributable to the re-measurement of the net deferred tax assets as a result of the TCJA, timing of payments on accounts receivables and accrued payroll and expenses.

During Fiscal 2016, net cash provided by operating activities was $9.5 million, a decrease of $2.3 million compared with $11.8 million for Fiscal 2015. This decrease is primarily attributable to timing of payments on accounts receivables and accrued payroll and expenses offset by higher net income.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2017, we paid $18.5 million in connection with the Zycron acquisition, $6.0 million in connection with the Smart acquisition and we made capital expenditures of $1.1 million mainly related to computer equipment and software purchased in the ordinary course of business. In Fiscal 2016, we made capital expenditures of $0.9 million mainly related to computer equipment purchased in the ordinary course of business. In Fiscal 2015, we paid $8.8 million in connection with the D&W acquisition in March 2015, $10.0 million in connection with the VTS acquisition in October 2015 and made capital expenditures of $0.6 million mainly related to computer equipment purchased in the ordinary course of business and furniture and fixtures related to the new corporate offices.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Amended Credit Agreement, deferred financing costs related to our Amended Credit Agreement, payment of dividends and contingent consideration paid.

For Fiscal 2017, we received proceeds from the issuance of the $25.0 million term loan mainly to fund the Zycron acquisition. We paid $8.7 million in cash dividends on our common stock, paid $4.0 million of contingent consideration related to the fiscal October 2015 VTS acquisition, we reduced our revolving line of credit by $2.5 million, paid $1.1 million in principal payments on the term loan, and paid $1.1 million in deferred financing costs related to the Amended Credit Agreement

For Fiscal 2016, we increased borrowings on our revolving credit facility by $7.7 million and received net proceeds from issuance of common stock of $15.3 million to pay off amounts owing under a senior subordinated credit agreement of $15.3 million. We also paid $8.0 million in cash dividends on our common stock and $7.6 million of contingent consideration related to the fiscal March 2015 D&W acquisition & fiscal October 2015 VTS acquisition.

 In Fiscal 2015, we increased borrowings under our revolving credit facility by $11.3 million and received net proceeds from issuance of common stock of $7.0 million. We paid $6.5 million in cash dividends on our common stock, decreased our debt and other long-term liabilities by $2.7 million using excess cash flows from operations, paid $0.9 million of contingent consideration primarily related to the fiscal June 2013 InStaff and the fiscal December 2012 American Partners acquisitions, and paid $0.7 million in deferred financing costs related to a credit agreement with TCB.

Credit Agreements

We had a credit agreement with TCB. The credit agreement provided for a revolving facility, maturing August 21, 2019, permitting us to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which was 85% of eligible accounts, and TCB’s commitment of $35.0 million.

In connection with the acquisition of the assets of Zycron described above, on April 3, 2017, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $55.0 million. The Amended Credit Agreement provides for the Revolving Facility, which permits us to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $35.0 million and also provides for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment. Additionally, the Amended Credit Agreement provides for us to increase the commitment with a $20.0 million accordion feature.

We borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquisition on April 3, 2017. Proceeds from the foregoing loan arrangements were used to pay off our existing indebtedness on the revolving credit facility under a credit agreement, dated as of August 21, 2015, as amended, with TCB. We borrowed $5.0 million on the accordion in conjunction with the closing of the Smart acquisition on September 18, 2017.

The Revolving Facility and Term Loan bear interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Amended Credit Agreement). Swing Line Loans bear interest at the Base Rate plus the Applicable Margin. All interest and commitment fees are generally paid quarterly. Additionally, we pay an unused commitment fee on the unfunded portion of the Revolving Facility. Our obligations under the Amended Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries.

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement including restricting the ability of us to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreement); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of our business and we must comply with certain financial covenants. We may not permit the Leverage Ratio (as defined in the Amended Credit Agreement) to be greater than the following: 2.50 to 1.0 (April 3, 2017 to end of fiscal March 2018), 2.00 to 1.0 (March 31, 2018 to end of fiscal March 2019), 1.50 to 1.0 (March 31, 2019 to end of fiscal March 2020), 1.0 to 1.0 (From and after end of fiscal March, 2020). Moreover, we may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than 1.50 to 1.00, and may not permit the Dividend Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than (a) 1.10 to 1.00 for any four fiscal quarter period ending on or before September 30, 2017 or (b) 1.20 to 1.00 for any four fiscal quarter period thereafter. As of December 31, 2017, the Company was in compliance with these covenants.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 31, 2017.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$45,256	$3,063	$9,800	$32,393	$—
Contingent consideration	7,250	4,750	2,500	—	—
Operating lease obligations	4,579	1,539	1,990	941	109
Contractual cash obligations	$57,085	$9,352	$14,290	$33,334	$109

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

Temporary staffing revenues - The Company's revenues are generated based on negotiated rates and invoiced on a per-hour basis. Accordingly, temporary staffing revenues are recognized on the hours worked when the services are rendered by the Company’s temporary workers. The Company assumes the risk of acceptability of its workers to its customers.

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

Contingent Consideration

The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. Prior to Fiscal 2017, the calculation of the fair value of the expected future payments uses a discount rate that approximates the Company's weighted average cost of capital. For acquisitions beginning in Fiscal 2017, based on a new valuation methodology, the fair value calculation of the expected future payments uses a discount rate commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with TCB that provides for the Revolving Facility and term loan and current rates available to the Company for debt with similar terms and risk.

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

Interest Rates

Our Revolving Facility provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for an adverse impact on future earnings and cash flows. See Note 9 to our Consolidated Financial statements.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BG Staffing, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BG Staffing, Inc. (the “Company”), as of December 31, 2017 and December 25, 2016 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2013.

Dallas, Texas
March 8, 2018

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 25, 2016
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $473,573 at 2017 and 2016)	$36,707,885	$33,328,900
Prepaid expenses	947,968	950,696
Income taxes receivable	190,912	—
Other current assets	143,237	154,673
Total current assets	37,990,002	34,434,269

Property and equipment, net	2,039,935	1,910,858

Other assets
Deposits	2,907,104	2,657,517
Deferred income taxes, net	6,402,513	9,512,455
Intangible assets, net	37,323,286	23,514,376
Goodwill	17,970,049	9,184,659
Total other assets	64,602,952	44,869,007
Total assets	$104,632,889	$81,214,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $138,801 and $-0- for 2017 and 2016, respectively)	$2,923,699	$—
Accrued interest	330,630	100,868
Accounts payable	1,909,612	951,672
Accrued payroll and expenses	11,540,806	9,668,475
Accrued workers’ compensation	592,121	754,556
Contingent consideration, current portion	4,299,184	3,580,561
Other current liabilities	74,052	—
Income taxes payable	—	193,264
Total current liabilities	21,670,104	15,249,396

Line of credit (net of deferred finance fees of $747,716 and $264,520 for 2017 and 2016, respectively)	20,620,352	23,618,194
Long-term debt, less current portion (net of deferred finance fees of $246,030 and $-0- for 2017 and 2016, respectively)	20,578,970	—
Contingent consideration, less current portion	2,178,486	1,586,324
Other long-term liabilities	450,298	271,766
Total liabilities	65,498,210	40,725,680

Commitments and Contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 8,759,376 and 8,668,485 shares issued and outstanding for 2017 and 2016, respectively	87,594	86,685
Additional paid in capital	37,675,329	36,142,688
Retained earnings	1,371,756	4,259,081
Total stockholders’ equity	39,134,679	40,488,454
Total liabilities and stockholders’ equity	$104,632,889	$81,214,134

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2017, December 25, 2016 and December 27, 2015

	2017	2016	2015
Revenues	$272,600,050	$253,852,214	$217,533,856
Cost of services	204,198,052	193,778,848	169,627,150
Gross profit	68,401,998	60,073,366	47,906,706
Selling, general and administrative expenses	44,349,272	37,804,208	30,390,277
Depreciation and amortization	6,291,958	6,733,341	5,543,740
Operating income	17,760,768	15,535,817	11,972,689
Loss on extinguishment of debt	—	(404,119)	(438,507)
Interest expense, net	(3,253,134)	(3,961,617)	(2,995,645)
Change in fair value of put option	—	—	176,871
Income before income taxes	14,507,634	11,170,081	8,715,408
Income tax expense	8,659,200	4,287,674	3,368,000
Net income	$5,848,434	$6,882,407	$5,347,408

Net income per share:
Basic	$0.67	$0.85	$0.76
Diluted	$0.65	$0.82	$0.73

Weighted average shares outstanding:
Basic	8,733,941	8,107,637	7,079,459
Diluted	9,038,187	8,399,883	7,288,705

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2017, December 25, 2016 and December 27, 2015

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 28, 2014	—	6,598,145	$65,982	$10,734,438	$5,562,872	$16,363,292
Share-based compensation	—	—	—	352,881	—	352,881
Issuance of shares, net of offering costs	—	636,500	6,365	6,328,245	—	6,334,610
Retirement of put options	—	—	—	2,320,145	—	2,320,145
Exercise of common stock options and warrants	—	153,310	1,533	711,239	—	712,772
Cash dividends declared ($0.25 per share)	—	—	—	—	(5,502,684)	(5,502,684)
Net income	—	—	—	—	5,347,408	5,347,408
Stockholders’ equity, December 27, 2015	—	7,387,955	73,880	20,446,948	5,407,596	25,928,424
Share-based compensation	—	—	—	313,988	—	313,988
Issuance of shares, net of offering costs	—	1,191,246	11,912	15,096,844	—	15,108,756
Exercise of common stock options and warrants	—	89,284	893	284,908	—	285,801
Cash dividends declared ($0.25 per share)	—	—	—	—	(8,030,922)	(8,030,922)
Net income	—	—	—	—	6,882,407	6,882,407
Stockholders’ equity, December 25, 2016	—	8,668,485	86,685	36,142,688	4,259,081	40,488,454
Share-based compensation	—	—	—	447,301	—	447,301
Issuance of shares, net of offering costs	—	70,670	707	991,793	—	992,500
Exercise of common stock options and warrants	—	20,221	202	93,547	—	93,749
Cash dividends declared ($0.25 per share)	—	—	—	—	(8,735,759)	(8,735,759)
Net income	—	—	—	—	5,848,434	5,848,434
Stockholders’ equity, December 31, 2017	—	8,759,376	$87,594	$37,675,329	$1,371,756	$39,134,679

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2017, December 25, 2016 and December 27, 2015

	2017	2016	2015
Cash flows from operating activities
Net income	$5,848,434	$6,882,407	$5,347,408
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	592,317	486,682	338,707
Amortization	5,699,641	6,246,659	5,205,033
Loss on disposal of property and equipment	17,373	10,192	1,380
Loss on extinguishment of debt, net	—	404,119	438,507
Contingent consideration adjustment	(225,743)	(167,393)	1,001,346
Amortization of deferred financing fees	251,376	104,847	166,133
Amortization of debt discounts	—	43,159	43,140
Interest expense on contingent consideration payable	1,208,095	1,839,429	697,660
Paid-in-kind interest	—	—	166,643
Put option adjustment	—	—	(176,871)
Provision for doubtful accounts	760,633	389,319	371,953
Share-based compensation	447,301	313,988	352,881
Deferred income taxes	3,109,942	(1,100,663)	(717,373)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,434,308	(1,393,935)	(4,191,615)
Prepaid expenses	102,443	(89,550)	(113,166)
Other current assets	27,425	(20,503)	112,993
Deposits	(245,018)	(424,107)	(345,276)
Accrued interest	229,762	(296,363)	246,112
Accounts payable	(555,971)	(620,523)	185,334
Accrued payroll and expenses	284,667	(1,927,592)	2,981,758
Accrued workers’ compensation	(162,435)	(34,322)	(564,838)
Other current liabilities	(299,691)	(945,382)	(191,988)
Income taxes receivable and payable	(384,177)	(110,750)	444,165
Other long-term liabilities	(76,959)	(55,878)	(8,112)
Net cash provided by operating activities	18,063,723	9,533,840	11,791,914

Cash flows from investing activities
Businesses acquired, net of cash received	(24,500,000)	—	(18,781,091)
Capital expenditures	(1,145,757)	(938,943)	(563,169)
Proceeds from sale of property and equipment	2,350	7,587	1,259
Net cash used in investing activities	(25,643,407)	(931,356)	(19,343,001)

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 31, 2017, December 25, 2016 and December 27, 2015

	2017	2016	2015
Cash flows from financing activities
Net borrowings (payments) under line of credit	(2,514,646)	7,665,714	11,317,000
Proceeds from issuance of long-term debt	25,000,000	—	15,000,000
Principal payments on long-term debt	(1,112,500)	(15,281,657)	(17,187,500)
Payments on other current liabilities	—	(500,000)	(536,488)
Payments of dividends	(8,735,759)	(8,030,922)	(6,492,406)
Net proceeds from issuance of common stock	86,249	15,254,406	7,047,382
Contingent consideration paid	(4,024,257)	(7,556,162)	(869,545)
Deferred financing costs	(1,119,403)	(153,863)	(727,356)
Net cash provided by (used in) financing activities	7,579,684	(8,602,484)	7,551,087
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,447,138	$2,440,757	$1,463,241
Cash paid for taxes, net of refunds	$5,909,250	$5,500,076	$3,639,253
Non-cash transactions:
Retirement of put options	$—	$—	$2,320,145
Leasehold improvements funded by landlord incentives	$255,493	$—	$321,450

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

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 53 weeks ended December 31, 2017 and the 52 weeks ended December 25, 2016 and December 27, 2015, referred to herein as Fiscal 2017, 2016 and 2015, respectively.

Reclassifications

Certain reclassifications have been made to the 2015 and 2016 financial statements to conform with the 2017 presentation.

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

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with Texas Capital Bank, National Association (“TCB”) that provides for a revolving credit facility and term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of December 31, 2017 and December 25, 2016 or revenue in Fiscal 2017, 2016 and 2015. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2017 and the related percentage for Fiscal 2016 and 2015 was generated in the following areas:

	2017	2016	2015
Maryland	12%	13%	4%
Tennessee	12%	5%	3%
Texas	29%	32%	41%

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

Changes in the allowance for doubtful accounts for the fiscal years are as follows:

	2017	2016
Beginning balance	$473,573	$446,548
Provision for doubtful accounts	760,633	389,319
Amounts written off, net	(760,633)	(362,294)
Ending balance	$473,573	$473,573

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

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in the states in which it operates, with minimal loss retention for employees in the commercial segment. Under these policies, the Company is required to maintain refundable deposits of $2.7 million and $2.5 million, which are included in Deposits the accompanying consolidated balance sheets, as of December 31, 2017 and December 25, 2016, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during Fiscal 2017, 2016 and 2015.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company determined that there were no impairment indicators for these assets in Fiscal 2017, 2016 and 2015.

The Company annually evaluates the remaining useful lives of the above intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2017, 2016 or 2015.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Paid-in-kind Interest

In Fiscal 2015, the Company recorded paid-in-kind interest on a monthly basis to accrued interest. The first month following a quarter, the paid-in-kind accrued interest is reclassed to the related debt principal if not paid.

Deferred Financing Fees

Deferred financing fees are amortized using the effective interest method over the term of the respective loans. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

Contingent Consideration

The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. Prior to Fiscal 2017, the calculation of the fair value of the expected future payments uses a discount rate that approximates the Company's weighted average cost of capital. For acquisitions beginning in Fiscal 2017, based on a new valuation methodology, the fair value calculation of the expected future payments uses a discount rate commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.

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

Temporary staffing revenues - The Company's revenues are generated based on negotiated rates and invoiced on a per-hour basis. Accordingly, temporary staffing revenues are recognized on the hours worked when the services are rendered by the Company’s temporary workers. The Company assumes the risk of acceptability of its workers to its customers.

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

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense for Fiscal 2017, 2016 and 2015 was $1.5 million, $1.3 million, and $0.8 million, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	December 31, 2017	December 25, 2016	December 27, 2015
Weighted-average number of common shares outstanding:	8,733,941	8,107,637	7,079,459
Effect of dilutive securities:
Stock options	268,765	258,617	199,596
Warrants	35,481	33,629	9,650
Weighted-average number of diluted common shares outstanding	9,038,187	8,399,883	7,288,705

Stock options	178,000	50,000	21,042
Warrants	32,250	32,250	—
Anti-dilutive shares	210,250	82,250	21,042

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. The Company recognizes any penalties when necessary as part of selling, general and administrative expenses.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“TCJA”) into law. Effective January 1, 2018, among other changes, TCJA reduces the federal corporate tax rate to 21 percent. Accounting Standards Codification ("ASC") Topic 740-25 and 35 prescribes that the impact of changes in laws or rates shall be recognized at the date of enactment. Accordingly, we recorded a $3.3 million dollar reduction to our net deferred tax assets with an offsetting increase in income tax expense.

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

The Company follows the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") ASU 2014-09, Revenue from Contracts with Customers. Since May 2014, the FASB has issued additional and amended authoritative guidance regarding revenue from contracts with customers in order to clarify and improve the understanding of the implementation guidance. As amended, the new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017. The Company adopted this ASU on a modified retrospective basis in the first quarter of fiscal 2018 which will not have a material impact on the consolidated financial statements. The Company also had no significant changes to systems, processes, or controls.

In February 2016, the FASB issued ASU 2016-02 Leases, which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While the impact of the adoption of this guidance will include the recognition of right-of-use assets and lease liabilities on the Company’s statement of financial position, the Company is in the process of evaluating the impact of adoption of this guidance on its systems, processes, and controls.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The new standard is effective for the Company beginning with the first quarter of 2018. The Company does not anticipate the adoption of ASU 2017-09 will have a material impact on the Company's financial condition or results of operations.

NOTE 3 - ACQUISITIONS

Zycron, Inc.

On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Zycron, Inc. (“Zycron”) for an initial cash consideration paid of $18.5 million and issued $1.0 million (70,670 shares privately placed) of the Company's common stock at closing. An additional $0.5 million was held back as partial security for post-closing purchase price adjustments and indemnification obligations, which was paid in the fourth quarter of 2017 net of a working capital adjustment. The purchase agreement further provides for contingent consideration of up to $3.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date.

The net assets acquired were assigned to the Professional segment. The acquisition of Zycron allows the Company to strengthen and expand its IT operations throughout the southeastern U.S. region and selected markets across the country with talent and project management services.

The Fiscal 2017 consolidated statement of operations includes 39 weeks of Zycron operations, which is approximately $27.1 million of revenue and $2.2 million of operating income. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. The allocation is as follows:

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable	$4,345,312
Prepaid expenses and other assets	82,122
Property and equipment	128,431
Intangible assets	13,818,475
Goodwill	7,037,271
Liabilities assumed	(2,997,027)
Total net assets acquired	$22,414,584
Cash	$18,500,000
Hold back	500,000
Common stock	1,000,000
Working capital adjustment	(177,469)
Fair value of contingent consideration	2,592,053
Total fair value of consideration transferred for acquired business	$22,414,584

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$475,000	5 years
Trade name	5,006,000	Indefinite
Customer list	8,337,475	5 years
Total	$13,818,475

Smart Resources, Inc.

On September 18, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Smart Resources, Inc. and Accountable Search, LLC (collectively, "Smart") for an initial cash consideration paid of $6.0 million. The purchase agreement provides for contingent consideration of up to $2.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital 90 days after the closing date.

The net assets acquired were assigned to the Professional segment. The acquisition of Smart allows the Company to strengthen and expand its finance and accounting operations in the Chicago market with temporary and direct hire services.

The Fiscal 2017 consolidated statement of operations includes 15 weeks of Smart operations, which is approximately $3.2 million of revenue and $0.1 million of operating income. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. The allocation is as follows:

Accounts receivable	$1,228,614
Prepaid expenses and other assets	38,150
Property and equipment	38,270
Intangible assets	4,903,602
Goodwill	1,748,119
Liabilities assumed	(144,906)
Total net assets acquired	$7,811,849
Cash	$6,000,000
Working capital adjustment	51,212
Fair value of contingent consideration	1,760,637
Total fair value of consideration transferred for acquired business	$7,811,849

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$20,000	5 years
Customer list	4,883,602	5 years
Total	$4,903,602

The Company incurred costs of $0.3 million related to the Zycron and Smart acquisitions. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the Zycron and Smart acquisitions had taken place on the first day of the Company's 2016 fiscal year would be as follows (dollars in thousands, except per share amounts):

	2017	2016
Revenues	$290,359	$305,314
Gross profit	$73,647	$72,280
Net income	$6,117	$7,179
Income per share:
Basic	$0.70	$0.89
Diluted	$0.68	$0.85

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility at a rate of 4.50% and tax expense of the pro forma adjustments at an effective tax rate of approximately 36.8% for Fiscal 2017 and 38.4% for Fiscal 2016. The pro forma information presented includes adjustments that will have a continuing impact on the operations that management considers non-recurring in assessing Zycron and Smart's historical performances.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Zycron and Smart acquisitions taken place on the first day of the Company’s 2016 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2017 and December 25, 2016 consist of the following:

	2017	2016
Leasehold improvements	$720,212	$532,207
Furniture and fixtures	773,268	761,471
Computer systems	1,827,486	1,820,848
Vehicles	96,288	97,627
	3,417,254	3,212,153
Accumulated depreciation	(1,377,319)	(1,301,295)
Property and equipment, net	$2,039,935	$1,910,858

Total depreciation expense in Fiscal 2017, 2016 and 2015 was $592,317, $486,682 and $338,707, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS

Finite and indefinite lived intangible assets consist of the following at:

	December 31, 2017
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$51,609,561	$33,072,346	$18,537,215
Covenant not to compete	1,918,000	1,289,755	628,245
Computer software	839,180	161,920	677,260
	54,366,741	34,524,021	19,842,720
Indefinite lives:
Trade names	18,913,000	1,432,434	17,480,566
Total	$73,279,741	$35,956,455	$37,323,286

	December 25, 2016
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Customer lists	$38,389,810	$27,755,016	$10,634,794
Covenant not to compete	1,423,000	1,017,984	405,016
	39,812,810	28,773,000	11,039,810
Indefinite lives:
Trade names	13,907,000	1,432,434	12,474,566
Total	$53,719,810	$30,205,434	$23,514,376

Estimated future amortization expense for the next five years and thereafter is as follows:

Fiscal Years Ending:
2018	$4,236,188
2019	3,867,937
2020	2,921,490
2021	1,557,771
2022	1,387,594
Thereafter	5,871,740
Total	$19,842,720

During Fiscal 2017, the Company added $0.4 million and reclassified $0.3 million of software assets from property and equipment. Total amortization expense for Fiscal 2017, 2016 and 2015 was $5.7 million, $6.2 million and $5.2 million, respectively.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill as of and during the years ended were as follows at:

	Multifamily	Professional	Commercial	Total
Goodwill, December 27, 2015 and December 25, 2016	$1,073,755	$3,086,084	$5,024,820	$9,184,659
Goodwill from acquisitions	—	8,785,390	—	8,785,390
Goodwill, December 31, 2017	$1,073,755	$11,871,474	$5,024,820	$17,970,049

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ACCRUED PAYROLL AND EXPENSES, CONTINGENT CONSIDERATION, AND OTHER LONG-TERM LIABILITIES

Accrued payroll and expenses consist of the following at:

	December 31, 2017	December 25, 2016
Temporary worker payroll	$5,124,908	$5,547,161
Temporary worker payroll related	2,454,539	2,033,602
Accrued bonuses and commissions	1,172,497	892,742
Other	2,788,862	1,194,970
Accrued payroll and expenses	$11,540,806	$9,668,475

The following is a schedule of future estimated contingent consideration payments to various parties as of December 31, 2017:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$4,750,000	$(450,816)	$4,299,184
One to two years	2,500,000	(321,514)	2,178,486
Contingent consideration	$7,250,000	$(772,330)	$6,477,670

Other long-term liabilities consisted primarily of deferred rent at December 31, 2017 and December 25, 2016.

NOTE 8 - INCOME TAXES

The Company's income tax expense for the fiscal years are comprised of the following:

	2017	2016	2015
Current federal income tax	$4,619,445	$3,570,814	$2,874,296
Current state income tax	929,813	1,817,523	1,211,077
Deferred income tax (credit)	3,109,942	(1,100,663)	(717,373)
Income tax expense	$8,659,200	$4,287,674	$3,368,000

Significant components of the Company’s deferred income taxes are as follows at:

	December 31, 2017	December 25, 2016
Deferred tax assets:
Allowance for doubtful accounts	$104,289	$155,037
Goodwill and intangible assets	4,840,582	7,532,321
Workers’ compensation	51,115	20,992
Contingent consideration	1,593,048	1,889,013
Share-based compensation	266,094	326,300
Deferred tax liabilities:
Prepaid expenses	(268,456)	(348,515)
Fixed assets	(184,159)	(50,920)
Accrued interest	—	(11,773)
Deferred income taxes, net	$6,402,513	$9,512,455

The Company does not have any net operating loss carry forwards. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 31, 2017 or December 25, 2016.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	2017		2016		2015
Tax expense at federal statutory rate of 34%	$4,979,395	34.3%	$3,797,828	34.0%	$2,963,239	34.0%
State income taxes, net of federal benefit	610,691	4.2%	488,498	4.4%	335,785	3.9%
Re-measurement of deferred assets	3,314,037	22.8%	—	—%	—	—%
Equity, permanent differences and other	(62,318)	(0.4)%	1,348	—%	68,976	0.7%
Work Opportunity Tax Credit	(182,605)	(1.2)%	—	—%	—	—%
Income tax expense	$8,659,200	59.7%	$4,287,674	38.4%	$3,368,000	38.6%

NOTE 9 - DEBT

The Company had a credit agreement with TCB providing for a Revolving Facility, maturing August 21, 2019, permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts receivable, and TCB’s commitment of $35.0 million.

In connection with the acquisition of the assets of Zycron described above, on April 3, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $55.0 million. The Amended Credit Agreement provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”), permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts receivable, and TCB’s commitment of $35.0 million and also provides for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing
Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment. Additionally, the Amended Credit Agreement provides for the Company to increase the commitment with a $20.0 million accordion feature.

The Company borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquisition on April 3, 2017. Proceeds from the foregoing loan arrangements were used to pay off existing indebtedness of the Company on the revolving credit facility under a credit agreement, dated as of August 21, 2015, as amended, with TCB. The Company borrowed $5.0 million on the accordion in conjunction with the closing of the Smart acquisition on September 18, 2017.

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement including restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) pay dividends or make distributions (except for permitted distributions as defined in the agreement); (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business and the Company must comply with certain financial covenants. The Company may not permit the Leverage Ratio (as defined in the Amended Credit Agreement) to be greater than the following: 2.50 to 1.0 (April 3, 2017 to end of fiscal March 2018), 2.00 to 1.0 (March 31, 2018 to end of fiscal March 2019), 1.50 to 1.0 (March 31, 2019 to end of fiscal March 2020), 1.0 to 1.0 (from and after end of fiscal March, 2020). Moreover, the Company may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than 1.50 to 1.00, and may not permit the Dividend Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) to be less than (a) 1.10 to 1.00 for any four fiscal quarter period ending on or before September 30, 2017 or (b) 1.20 to 1.00 for any four fiscal quarter period thereafter. As of December 31, 2017, the Company was in compliance with these covenants.

In August 2015, the Company entered into a senior subordinated credit agreement (the “Senior Subordinated Credit Agreement”) with Patriot Capital III SBIC, L.P. and Patriot Capital III, L.P. (together, “PC Subordinated Debt”), pursuant to which the foregoing lenders made term loans of $14.3 million and $0.8 million, respectively, with a maturity date of February 21, 2020. Interest accrued at a rate of 13% per annum (with at least 10% paid in cash quarterly and the remainder in cash or PIK interest added to the principal amount of the term loans). Prepayment of the loans prior to maturity was subject to an early repayment fee. The Company's obligations were secured by a security interest in all assets of the Company. Proceeds from the Senior Subordinated

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreement were used to pay off existing indebtedness of the Company under a senior credit facility that was in place with Fifth Third Bank and $0.4 million was recorded as a loss on extinguishment of debt in Fiscal 2015. Proceeds from the June 2016 common stock issuance (See Note 12) were used to pay off outstanding amounts under the Senior Subordinated Credit Agreement, $0.4 million was recorded as a loss on extinguishment of debt, and a 2% repayment fee was recorded in interest expense in Fiscal 2016.

Line of Credit

At December 31, 2017 and December 25, 2016, $21.4 million and $23.9 million, respectively, was outstanding on the Revolving Facility with TCB.

Borrowings under the Revolving Facility bore interest at:

	December 31, 2017		December 25, 2016
Base Rate	$6,368,068	5.50%	$8,882,714	4.25%
LIBOR	5,000,000	4.09%	5,000,000	3.95%
LIBOR	5,000,000	4.13%	5,000,000	3.99%
LIBOR	5,000,000	4.24%	5,000,000	4.16%
Total	$21,368,068		$23,882,714

Long Term Debt

Long-term debt bore interest at:

	December 31, 2017		December 25, 2016
Base Rate	$687,500	5.50%	$—	—%
LIBOR	6,500,000	4.34%	—	—%
LIBOR	6,500,000	4.38%	—	—%
LIBOR	6,000,000	4.49%	—	—%
LIBOR	4,200,000	4.64%	—	—%
Long-term debt, less current portion	$23,887,500		$—

Maturities on the Revolving Facility and long-term debt as of December 31, 2017, are as follows:

Fiscal:
2018	$3,062,500
2019	4,287,500
2020	5,512,500
2021	6,737,500
2022	25,655,568
45,255,568
Less deferred finance fees	(1,132,547)
Total	$44,123,021

NOTE 10 - FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value and establishes a market-based framework or hierarchy for measuring fair value. The standard is applicable whenever assets and liabilities are measured at fair value. The fair value hierarchy established prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1 - Observable inputs - quoted prices in active markets for identical assets and liabilities;

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 31, 2017	December 25, 2016
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$6,477,670	$5,166,885

The changes in the Level 3 fair value measurements from December 25, 2016 to December 31, 2017 relate to $4.4 million attributable to the Zycron and Smart acquisitions, $1.2 million in accretion, $4.0 million in payments on contingent consideration, and the remaining in gains included in earnings. The changes in the Level 3 fair value measurements from December 27, 2015 to December 25, 2016 relate to $1.8 million in accretion, $7.6 million in payments on contingent consideration, and the remaining in losses included in earnings. Key inputs in determining the fair value of the contingent consideration as of December 31, 2017 and December 25, 2016 included discount rates ranging from 8% to 22% as well as management's estimates of future sales volumes and EBITDA.

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

Employment Agreements

The CEO’s employment agreement was effective as of December 28, 2015 and continues until December 31, 2018 with successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to an amount equal to twelve months of base salary, bonus, and the amount of monthly COBRA premiums for him and his dependents, grossed-up for federal income taxes, for eighteen months. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to an amount equal to eighteen months of base salary, bonus, and the amount of monthly COBRA premiums for him and his dependents, grossed-up for federal income taxes, for eighteen months. Additionally, he will become 100% vested in any awards outstanding under the 2013 Long-Term Incentive Plan (the "2013 Plan") or similar plan.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The COO’s employment agreement was effective as of August 1, 2016 for one year, and remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that her employment is terminated by the Company without cause or by her for good reason, she will be entitled to an amount equal to six months of base salary and bonus. Should there be a sale of the Company that results in the termination of her employment or a material adverse change in her duties and responsibilities, she will be entitled to an amount equal to twelve months of base salary, bonus, and the amount of monthly COBRA premiums for her and her dependents, grossed-up for federal income taxes, for twelve months. Additionally, she will become 100% vested in any awards outstanding under the 2013 Plan or similar plan.

The CFO’s employment agreement was effective as of August 24, 2015 for one year, and remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to an amount equal to six months of base salary and bonus. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to an amount equal to twelve months of base salary, bonus, and the amount of monthly COBRA premiums for him and his dependents, grossed-up for federal income taxes, for twelve months. Additionally, he will become 100% vested in any awards outstanding under the 2013 Plan or similar plan.

NOTE 12 - EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

In April 3, 2017, the Company issued 70,670 shares of common stock, $0.01 par value per share, in a private placement for a value of $1.0 million at the closing of the Zycron acquisition. The Company incurred $7.5 thousand in offering costs.

In June 2016, the Company issued and sold 1,191,246 shares of common stock, $0.01 par value per share, to various investors in a registered underwritten offering for aggregate gross proceeds of $16.7 million in cash. The purchase price to the public was $14.00 per share. The newly issued shares constituted approximately 16.1% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $1.6 million in offering costs, which included a commission of $0.6 million paid to Taglich Brothers, Inc. ("Taglich Brothers") the placement co-agent. In connection with the sale, the Company issued to Roth Capital Partners, LLC and Taglich Brothers (and/or their designees), warrants (the “2016 Warrant”) for the purchase of an aggregate of 32,250 shares of common stock. The 2016 Warrant is exercisable, in whole or in part, commencing on a date which is one year after the closing of the offering and expires on the five-year anniversary of the closing, and has an initial exercise price per share of $16.80. Proceeds were used to pay off existing indebtedness of the Company under the Senior Subordinated Credit Agreement (See Note 9).

On May 6, 2015, the Company issued and sold 636,500 shares of common stock, $0.01 par value per share, to various investors in a registered offering for aggregate gross proceeds of $7.0 million in cash. The purchase price to the public was $11.00 per share. The newly issued shares constituted approximately 9.6% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $0.7 million in offering costs, which included a commission of $0.4 million paid to Taglich Brothers the placement agent.

NOTE 13 - SHARE-BASED COMPENSATION

Stock Options

In December 2013, the board of directors adopted the 2013 Long-Term Incentive Plan (the "2013 Plan"). Under the 2013 Plan employees, directors and consultants of the Company may receive incentive stock options and other awards. A total of 900,000 shares of common stock of BG Staffing, Inc. were initially reserved for issuance pursuant to the 2013 Plan. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the 2013 Plan.

On May 16, 2017, stockholders of the Company approved and made effective an amendment to the 2013 Plan to add an additional 250,000 shares of common stock reserved for issuance. The board of directors of the Company had previously approved the amendment subject to stockholder approval.

The term of each option is determined by the board of directors but does not exceed 10 years. Unless otherwise specified in an option agreement, options is vest and become exercisable on the following schedule: 20% immediately and 20% on each anniversary date of the grant date. Each option shall be designated as an incentive stock option (“ISO”) or a non-qualified option (“NQO”). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date; provided, however, the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions in the following table. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed below. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. The volatilities of those entities will continue to be considered unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s own stock volatility. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company expects to use historical data to estimate employee termination within the valuation model; separate groups of employees that have similar historical termination behavior are considered separately for valuation purposes. The Company believes these estimates and assumptions are reasonable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

For Fiscal 2017, 2016 and 2015, the Company recognized $0.4 million, $0.3 million and $0.3 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of December 31, 2017 amounted to $0.6 million which is expected to be recognized over the next 2.5 years.

The following assumptions were used to estimate the fair value of share options for the years ended:

	2017		2016		2015
Weighted-average fair value of options	$3.94		$4.05		$1.83
Weighted-average risk-free interest rate	1.8%		1.1%		1.5%
Weighted-average dividend yield	$1.00		$1.00		$1.00
Weighted-average volatility factor	43.2%		43.2%		43.2%
Weighted-average expected life	6.0	yrs	6.0	yrs	6.0	yrs

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 28, 2014	585,466	$6.52	9.1	$3,204
Granted	286,000	$11.03
Exercised	(50,800)	$6.66
Forfeited / Canceled	(45,000)	$6.25
Options outstanding at December 27, 2015	775,666	$8.19	8.7	$5,246
Granted	50,000	$17.46
Exercised	(103,055)	$6.91
Forfeited / Canceled	(44,200)	$9.94
Options outstanding at December 25, 2016	678,411	$8.95	7.8	$4,511
Granted	128,000	$16.76
Exercised	(28,800)	$7.71
Forfeited / Canceled	(12,200)	$11.00
Options outstanding at December 31, 2017	765,411	$10.27	7.3	$4,521

Options exercisable at December 25, 2016	395,911	$8.01	7.6	$2,965
Options exercisable at December 31, 2017	498,611	$8.74	6.8	$3,640

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 25, 2016	282,500	$2.57
Nonvested outstanding at December 31, 2017	266,800	$3.09

For Fiscal 2017, 2016 and 2015, the Company issued 5,221; 55,974 and -0- shares of common stock upon the cashless exercise of 13,800; 87,655 and -0- stock options, respectively.

As of December 31, 2017, a total of 990,514 shares remain available for issuance under the 2013 Plan.

Warrant Activity

For Fiscal 2017, 2016 and 2015, the Company recognized $-0-, $-0- and $6,523 of compensation cost related to warrants, respectively. There is no unamortized stock compensation expense remaining to be recognized as of December 31, 2017.

The following assumptions were used to estimate the fair value of warrants for the years ended:

	2017		2016		2015
Weighted-average fair value of warrants	$2.48		$2.48		$2.43
Weighted-average risk-free interest rate	0.6%		0.6%		0.9%
Weighted-average dividend yield	$1.00		$1.00		$1.00
Weighted-average volatility factor	43.2%		43.2%		49.0%
Weighted-average expected life	3.0	yrs	3.0	yrs	5.0	yrs

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants (in thousands)
Warrants outstanding at December 28, 2014	326,822	$8.24	2.9	$1,226
Granted	77,970	$11.85
Exercised	(102,510)	$4.68
Expired	(168,449)	$10.85
Warrants exercisable at December 27, 2015	133,833	$10.21	3.5	$634
Granted	32,250	$16.80
Exercised	(42,099)	$11.42
Expired	—	$—
Warrants outstanding at December 25, 2016	123,984	$11.51	2.8	$532
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Warrants outstanding at December 31, 2017	123,984	$11.51	2.2	$577

Warrants exercisable at December 25, 2016	91,734	$9.65	2.2	$532
Warrants exercisable at December 31, 2017	123,984	$11.51	2.2	$577

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 25, 2016	32,250	$2.48
Nonvested outstanding at December 31, 2017	—	$—

For Fiscal 2017, 2016 and 2015, the Company issued -0-, 17,910 and 102,510 shares of common stock upon the cashless exercise of -0-, 42,099 and 102,510 warrants, respectively.

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 14 - OPERATING LEASES

The Company is a party to leases for its facilities, expiring at various dates through fiscal year 2023. Total rental expense charged to operations amounted to $1.7 million, $1.3 million and $1.0 million for Fiscal 2017, 2016 and 2015, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 2017:

Fiscal:
2018	$1,539,329
2019	1,148,853
2020	841,430
2021	552,301
2022	388,698
Thereafter	108,810
Total	$4,579,421

NOTE 15 - RELATED PARTY TRANSACTIONS

Some of our equity owners are also principals of Taglich Brothers. The Company paid fees to Taglich Brothers related to two equity transactions in 2015 and 2016 (see Note 12).

NOTE 16 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the "401(k) Plan") for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $0.9 million, $0.8 million and $0.3 million to the 401(k) Plan for Fiscal 2017, 2016 and 2015, respectively.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	2017	2016	2015
Revenue:
Multifamily	$71,806,700	$57,995,271	$43,196,739
Professional	126,641,358	107,037,382	86,711,561
Commercial	74,151,992	88,819,561	87,625,556
Total	$272,600,050	$253,852,214	$217,533,856

Depreciation:
Multifamily	$109,085	$60,818	$45,717
Professional	179,809	154,447	80,674
Commercial	106,867	92,701	92,750
Corporate	196,556	178,716	119,566
Total	$592,317	$486,682	$338,707

Amortization:
Multifamily	$—	$62,847	$150,833
Professional	5,378,992	5,725,711	4,357,018
Commercial	312,054	458,101	697,182
Corporate	8,595	—	—
Total	$5,699,641	$6,246,659	$5,205,033

Operating income:
Multifamily	$11,553,163	$8,781,822	$6,021,124
Professional	8,518,293	6,385,934	5,997,646
Commercial	4,304,018	5,717,240	5,386,764
Corporate - selling	(541,160)	(99,242)	—
Corporate - general and administrative	(6,073,546)	(5,249,937)	(5,432,845)
Total	$17,760,768	$15,535,817	$11,972,689

Capital Expenditures:
Multifamily	$139,309	$228,153	$88,053
Professional	564,987	103,864	151,753
Commercial	53,969	98,077	148,913
Corporate	387,492	508,849	174,450
Total	$1,145,757	$938,943	$563,169

Total Assets:
Multifamily	$11,678,908	$9,320,335
Professional	67,089,681	39,548,308
Commercial	18,075,307	21,574,855
Corporate	7,788,993	10,770,636
Total	$104,632,889	$81,214,134

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$56,843,687	$68,773,862	$71,281,674	$75,700,827	$272,600,050
Gross Profit	$13,671,234	$17,227,279	$18,248,059	$19,255,426	$68,401,998
Income before income taxes	$2,134,737	$3,744,537	$4,752,516	$3,875,844	$14,507,634
Net income (loss)	$1,301,831	$2,284,526	$3,136,863	$(874,786)	$5,848,434

Net income (loss) per share:
Basic	$0.15	$0.26	$0.36	$(0.10)	$0.67
Diluted	$0.15	$0.25	$0.35	$(0.10)	$0.65

Weighted-average shares outstanding:
Basic	8,668,955	8,746,100	8,759,376	8,759,376	8,733,941
Diluted	8,924,419	9,050,596	9,077,147	8,759,376	9,038,187

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$59,550,986	$62,615,014	$67,407,350	$64,278,864	$253,852,214
Gross Profit	$13,346,630	$15,184,525	$16,431,888	$15,110,323	$60,073,366
Loss on extinguishment of debt	$—	$(404,119)	$—	$—	$(404,119)
Income before income taxes	$1,382,504	$2,283,688	$3,764,628	$3,739,261	$11,170,081
Net income	$833,138	$1,397,481	$2,347,855	$2,303,933	$6,882,407

Net income per share:
Basic	$0.11	$0.18	$0.27	$0.27	$0.85
Diluted	$0.11	$0.17	$0.26	$0.26	$0.82

Weighted-average shares outstanding:
Basic	7,388,536	7,711,050	8,658,061	8,668,485	8,107,637
Diluted	7,646,726	8,052,996	9,028,398	8,930,542	8,399,883

NOTE 19 - SUBSEQUENT EVENTS

On February 1, 2018, the Company's board of directors declared a cash dividend in the amount of $0.25 per share of common stock to be paid on February 20, 2018 to all shareholders of record as of the close of business on February 12, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

 Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our board of directors consists of five directors. Our board of directors has determined that the following directors are “independent” as defined under the rules of the NYSE American: Richard L. Baum, Jr., Paul A. Seid, C. David Allen, Jr., and Douglas E. Hailey. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:

•	Our Class I director is L. Allen Baker, Jr., and the term of such director will expire at the 2018 annual meeting of stockholders;

•	Our Class II directors are Richard L. Baum, Jr. and Paul A. Seid, and the term of each director will expire at the 2019 annual meeting of stockholders; and

•	Our Class III directors are C. David Allen, Jr. and Douglas E. Hailey, and the term of each director will expire at the 2020 annual meeting of stockholders.
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

Our Audit Committee consists of C. David Allen, Jr., Richard L. Baum, Jr. and Douglas E. Hailey. We believe that each qualifies as independent directors according to the rules and regulations of the SEC and NYSE American with respect to audit committee membership. We also believe that Mr. Hailey qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available on our corporate website under the investor relations tab at www.bgstaffing.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, president and chief executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2017.

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
Age: 54
Director Since: 2014
Committees Served: Audit Committee, Compensation Committee

Since 2016, Mr. Allen has served as Chief Financial Officer of Smart Start, LLC, a provider of automotive technology products.  Prior to Smart Start, from 2015 to 2016, Mr. Allen has served as Chief Financial Officer of Graebel Vanlines Holdings, LLC, a provider of commercial and residential logistics, moving and storage services. Prior to Graebel, from 2009 to 2015, Mr. Allen served as an officer of Snelling Services, LLC, a workforce solutions, contract and temporary staffing services provider. From 2010 to 2015, Mr. Allen served as President and Chief Executive Officer. From 2009 to 2010 he served as Chief Financial Officer. Prior to Snelling, Mr. Allen served for three years as Chief Operating Officer and six years as Chief Financial Officer for Telvista Inc., a business process outsourcer providing customer relationship management solutions. He earned a Master of Business Administration degree from the Tuck School at Dartmouth College in 1993 and received a Bachelor of Business Administration from Stephen F. Austin State University with honors in 1986. Our board of directors benefits from Mr. Allen's extensive experience in the temporary staffing industry as well as his financial expertise.

L. Allen Baker, Jr.

President and Chief Executive Officer
Age: 68
Director Since: 2013
L. Allen Baker, Jr. joined the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) in 2008 while serving as the Executive Vice President/Chief Financial Officer of Impact Confections, Inc., a confections manufacturing company in Colorado, a position Mr. Baker held from 2002 through 2009 and was appointed to our board of directors in November 2013. He began serving as President and Chief Executive Officer of BG Staffing in 2009. From 1985 to 2002, Mr. Baker served as Executive Vice President and Chief Financial Officer of Piping Design Services, Inc. d/b/a PDS Technical Services, a national, privately held staffing company headquartered in the Dallas/Fort Worth area, with operations in 43 states. Prior to this position, he worked at Core Laboratories, Inc. as the Corporate Controller from 1980 to 1985 and as Data Processing Manager from 1976 to 1980. Mr. Baker held several computer programmer positions prior to joining Core Laboratories, Inc. He has a Bachelor of Science in Mathematics with a minor in Computer Information Systems from West Texas State University and an Master of Business Administration from the University of Dallas. Our board of directors benefits from Mr. Baker's extensive experience in the temporary staffing industry.

Richard L. Baum, Jr.

Independent Director
Age: 57
Director Since: 2013
Committees Served: Audit Committee, Compensation Committee (Chair), Nominating and Corporate Governance Committee (Chair)

Richard L. Baum, Jr. served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) since its inception and was appointed to serve on our board of directors in November 2013. Since March 2013, Mr. Baum has been Chairman of the Board of Unique Fabricating, Inc. (NYSE American: UFAB). Mr. Baum joined Taglich Private Equity LLC in 2005 and currently is an active director with a number of private companies where Taglich has an investment. Prior to joining Taglich, Mr. Baum led a group that purchased a private equity portfolio from Transamerica Business Credit. From 1998 to 2003, Mr. Baum was a Managing Director in the small business merger and acquisition practices of Wachovia Securities and its predecessor, First Union Securities. From 1988 through 1998, Mr. Baum was a Principal with the Mid-Atlantic Companies, Ltd., a financial services firm acquired by First Union in 1998. Mr. Baum received a Bachelor of Science from Drexel University and a Master of Business Administration from the Wharton School of the University of Pennsylvania. Our board of directors benefits from Mr. Baum's perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

 Douglas E. Hailey

Independent Director
Age: 55
Director Since: 2013
Committees Served: Audit Committee (Chair), Nominating and Corporate Governance Committee

Douglas E. Hailey served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) since its inception and was appointed to our board of directors in November 2013. Mr. Hailey is the managing director of Taglich Private Equity LLC. Mr. Hailey joined Taglich Brothers, Inc. in 1994 as Head of Investment Banking and is an employee, not a partner, director, shareholder or executive officer. Taglich Brothers, Inc. is not an affiliate of Taglich Private Equity LLC. He co-led the private equity initiative in 2001 and currently participates in evaluating and executing new investments. Prior to joining Taglich Brothers, Inc., Mr. Hailey spent five years with Weatherly Financial Group, assisting in sponsoring leveraged buyouts and five years in structured finance lending at Heller Financial and the Bank of New York. He received a Bachelor of Business Administration from Eastern New Mexico University and a Master of Business Administration in Finance from the University of Texas. Our board of directors benefits from Mr. Hailey's perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

Paul A. Seid

Independent Director
Age: 69
Director Since: 2014
Committees Served: Compensation Committee, Nominating and Corporate Governance Committee

Since 2010, Mr. Seid has served on the board of directors of BioVentrix, a medical device company. Starting in 2013, he has served as Chief Executive Officer of RST Automation, a hospital instrumentation automation developer which was established 2004. For the past sixteen years he has been President of Strategic Data Marketing, a research and data collection company. He has also founded, bought and/ or sold over twenty companies in Asia, Europe, North, and South America. Mr. Seid graduated from Queen’s College, a division of the City University of New York, in 1968 with a Bachelor’s degree in Political Science. Mr. Seid has held numerous other board of directors and consulting positions. Our board of directors benefits from Mr. Seid's extensive experience growing diverse businesses.

Executive Officers
Our board of directors appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our board of directors and until their successors are appointed, or until the earlier of their death, resignation or removal.

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

L. Allen Baker, Jr.	68	President and Chief Executive Officer
Beth Garvey	52	Chief Operating Officer
Dan Hollenbach	62	Chief Financial Officer and Secretary

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

Beth Garvey began serving as Chief Operating Officer of the Company in August 2016 and joined the Company through the Company's acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC ("InStaff") in 2013. Ms. Garvey started at InStaff in 1998 as Director of Human Resources, subsequently serving as Director of Operations, VP of Operations, Senior VP of Operations, COO and ultimately CEO prior to our acquisition. In 2016, D CEO listed Garvey as one of the top Dallas 500 Business Leaders. In 2010, Ms Garvey was a Dallas Business Journal ‘Women in Business’ honoree recognizing outstanding local women business leaders who not only make a difference in their industries, but also in their communities. Beth currently serves on the Advisory Board for and the Dallas Regional Chamber and is on the Executive Committee for the Dallas Executive Women’s Roundtable.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to Fiscal 2017 were timely made.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for Fiscal 2017 are:

•	L. Allen Baker, Jr., our President and Chief Executive Officer;

•	Beth Garvey, our Chief Operating Officer; and

•	Dan Hollenbach, our Chief Financial Officer and Secretary; and

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During
Fiscal 2017, we had only three named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

L. Allen Baker, Jr.(1) President and Chief Executive Officer	2017	$406,736		$45,000	$—	$78,751	$—	$—	$24,305	(2)	$554,792
	2016	$375,000		$37,500	$—	$—	$—	$—	$23,217	(3)	$435,717
	2015	$325,000		$278,750	$—	$54,814	$—	$—	$19,733	(4)	$678,297

Beth Garvey (8) Chief Operating Officer	2017	$275,000		$—	$—	$49,264	$—	$—	$12,500	(5)	$336,764
	2016	$111,056	(6)	$37,500	$—	$202,623	$—	$—	$4,053	(8)	$355,232
	2015	$—	(7)	$—	$—	$—	$—	$—	$—		$—

Dan Hollenbach Chief Financial Officer and Secretary	2017	$230,000		$—	$—	$49,264	$—	$—	$—		$279,264
	2016	$210,000		$21,630	$—	$—	$—	$—	$—		$231,630
	2015	$76,729	(9)	$17,500	$—	$119,921	$—	$—	$19,863	(10)	$234,013

(*)
The amounts reflects the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 Share-based Compensation to the audited consolidated financial statements included in the Original Form 10-K.

(1)	Mr. Baker also serves on our board of directors, but does not receive additional compensation to do so.

(2)	Includes $12,000 representing matching 401(k) contributions made by us and $12,305 in medical benefits.

(3)	Includes $12,000 representing matching 401(k) contributions made by us and $11,217 in medical benefits.

(4)	Includes $11,750 representing matching 401(k) contributions made by us and $7,983 in medical benefits.

(5)	Includes $12,500 representing matching 401(k) contributions made by us.

(6)	Includes compensation since the executed employment agreement effective August 1, 2016.

(7)	Beth Garvey was not named executive officer in 2015 and therefore no amounts have been included for this year in the table above.

(8)	Includes $4,053 representing matching 401(k) contributions made by us.

(9)	Mr. Hollenbach was named CFO in August 2015.

(10)	Includes $19,825 representing reimbursed moving and relocation costs.

Agreements with Executive Officers

President and Chief Executive Officer

On February 1, 2016, we executed an employment agreement effective December 28, 2015 with L. Allen Baker, Jr., pursuant to which Mr. Baker serves as our President and Chief Executive Officer. The contract is effective through December 31, 2018 and automatically renews for successive one-year periods until terminated in accordance with its terms. We refer to each of these one-year periods as employment periods. Mr. Baker’s annual compensation is evaluated annually, but may not be less than $375,000 per year. Effective July 24, 2017, the Compensation Committee approved an increase in Mr. Baker's annual base salary to $450,000.

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

Mr. Baker was granted stock options in Fiscal 2017 and 2015 as further described under “Outstanding Equity Awards” below.

Chief Operating Officer

On August 5, 2016, we executed an employment agreement effective August 1, 2016 with Beth Garvey pursuant to which Ms. Garvey serves as our Chief Operating Officer. The contract remains in effect under successive one-year extensions unless terminated pursuant its terms. Ms. Garvey's annual compensation is evaluated annually, but may not be less than $275,000 per year. Ms. Garvey received an annual base salary of $275,000 for Fiscal 2017.

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

Ms. Garvey was granted stock options in the Fiscal 2017 and 2016 pursuant to her appointment as COO and in Fiscal 2015 in her previous role as further described under “Outstanding Equity Awards” below.

Chief Financial Officer

On October 27, 2015, we executed an employment agreement effective August 24, 2015 with Dan Hollenbach pursuant to which Mr. Hollenbach serves as our Chief Financial Officer and Secretary. The contract remains in effect under successive one-year extensions unless terminated pursuant to its terms. Mr. Hollenbach's annual compensation is evaluated annually, but may not be less than $210,000 per year. Effective December 26, 2016, the Compensation committee approved an increase in Mr. Hollenbach's annual base salary to $230,000. Mr. Hollebach received an annual base salary of $230,000 for Fiscal 2017.

Mr. Hollenbach is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation committee) and certain fiscal year objectives as determined by us and Mr. Hollenbach is in our employment on the date such bonus amount is paid. For purposes of Fiscal 2015 only, Mr. Hollenbach was eligible to receive a discretionary bonus in the gross lump sum amount $17,500. Mr. Hollenbach was able to be reimbursed for moving and relocation costs and temporary living expenses not to exceed $33,000.

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

Mr. Hollenbach was granted stock options in Fiscal 2017 and 2015 as further described under “Outstanding Equity Awards” below.

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

A total of 900,000 shares of our common stock were originally reserved for issuance pursuant to our 2013 Plan. On May 16, 2017, stockholders approved and made effective an amendment to the 2013 Plan reserving an additional 250,000 shares of common stock, of which 990,514 shares remain available for issuance as of December 31, 2017.

For more details on our 2013 Plan, see our registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013, Form S-8 (File No. 333-218869) filed on June 20, 2017, and Note 13 in the Notes to Consolidated Financial Statements.

Outstanding Equity Awards

The following table presents outstanding equity awards as of December 31, 2017.

Name	Option Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)		(b)	(c)		(d)	(e)	(f)

L. Allen Baker, Jr.	06/07/2017	—	11,729	(1)	—	$16.76	06/07/2027
	06/07/2017	4,000	4,271	(2)	—	$16.76	06/07/2027
	06/09/2015	—	6,000	(3)	—	$11.00	06/09/2025
	06/09/2015	18,000	6,000	(4)	—	$11.00	06/09/2025
	02/06/2014	170,271	—	(5)	—	$6.25	02/06/2024
	02/06/2014	17,402	—	(5)	—	$12.50	02/06/2024
	02/06/2014	56,000	14,000	(6)	—	$6.25	02/06/2024
	02/06/2014	16,000	16,000	(7)	—	$6.25	02/06/2024

Beth Garvey	06/07/2017	—	2,500	(8)	—	$16.76	06/07/2027
	06/07/2017	2,500	7,500	(2)	—	$16.76	06/07/2027
	08/16/2016	2,834	10,351	(9)	—	$17.46	08/16/2026
	08/16/2016	17,166	19,649	(10)	—	$17.46	08/16/2026
	06/09/2015	12,000	8,000	(11)	—	$11.00	06/09/2025
	02/06/2014	5,000	5,000	(12)	—	$6.25	02/06/2024

Dan Hollenbach	06/07/2017	—	5,000	(13)	—	$16.76	06/07/2027
	06/07/2017	2,500	5,000	(2)	—	$16.76	06/07/2027
	10/27/2015	27,099	18,066	(14)	—	$11.07	10/27/2025
	10/27/2015	11,901	7,934	(15)	—	$11.07	10/27/2025

(1)	Incentive stock options will vest 3,729 shares on June 7, 2019 and the remainder of the options vest in two equal annual increments of 4,000 share beginning on June 7, 2020.

(2)	Nonqualified stock options vested one-fifth on June 7, 2017 and the remainder of the options vest in four equal annual increments beginning on June 7, 2018.

(3)	Incentive stock options vested one-fifth on June 9, 2015 and the remainder of the options vest in four equal annual increments beginning on June 9, 2016.

(4)	Nonqualified stock options vested one-fifth on June 9, 2015 and the remainder of the options vest in four equal annual increments beginning on June 9, 2016.

(5)	Nonqualified stock options vested in full on the date of grant

(6)	Nonqualified stock options vested one-fifth on February 6, 2014 and the remainder of the options vest in four equal annual increments beginning on February 6, 2015.

(7)	Incentive stock options vested one-fifth on February 6, 2014 and the remainder of the options vest in four equal annual increments beginning on February 6, 2015.

(8)	Incentive stock options will vest on June 7, 2021.

(9)	Incentive stock options vested one-fifth on August 16, 2016 and the remainder of the options vest in four equal annual increments beginning on August 16, 2017.

(10)	Nonqualified stock options vested one-fifth on August 16, 2016 and the remainder of the options vest in four equal annual increments beginning on August 16, 2017.

(11)	Incentive stock options vested one-fifth on June 9, 2015 and the remainder of the options vest in four equal annual increments beginning on June 9, 2016.

(12)	Incentive stock options vested one-fifth on February 6, 2014 and the remainder of the options vest in four equal annual increments beginning on February 6, 2015.

(13)	Incentive stock options will vest one-half on June 7, 2020 and the remainder of the options vest on June 7, 2021.

(14)	Incentive stock options vested one-fifth on October 27, 2015 and the remainder of the options vest in four equal annual increments beginning on October 27, 2016.

(15)	Nonqualified stock options vested one-fifth on October 27, 2015 and the remainder of the options vest in four equal annual increments beginning on October 27, 2016.

Each option is subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each option is further subject to the terms and conditions set forth in the 2013 Plan and in the applicable Stock Option Agreement.

Vesting Equity Awards

No stock awards were granted to our named executive officers during Fiscal 2017.

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

Director Compensation for Fiscal 2017

The table below sets forth the compensation payable to our non-management directors for service during Fiscal 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2018 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 8,763,965 shares of common stock outstanding as of March 8, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of March 8, 2018 through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BG Staffing, Inc., 5850 Granite Parkway Drive, Suite 730, Plano, Texas 75024.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

Dan Hollenbach	41,500	(1)	*
Beth Garvey	60,086	(2)	*
L. Allen Baker, Jr.	526,336	(3)	5.8%
Douglas E. Hailey	124,632	(4)	1.4%
Richard L. Baum, Jr.	86,146	(5)	*
C. David Allen, Jr.	9,750	(6)	*
Paul A. Seid	79,647	(7)	*
All executive officers and directors as a group (7 total)	928,097		10.1%
Michael N. Taglich (10)	545,764	(8)	6.2%
Robert F. Taglich (10)	523,084	(9)	6.0%

*	Less than 1%.
(1)	Includes 41,500 shares of common stock issuable upon exercise of stock options.
(2)	Includes 44,500 shares of common stock issuable upon exercise of stock options.
(3)	Includes 311,673 shares of common stock issuable upon exercise of stock options and 214,663 shares of common stock held by a trust.
(4)	Includes 21,248 and 1,631 shares of common stock issuable upon exercise of stock options and warrants, respectively.
(5)
Includes 9,750 shares of common stock issuable upon exercise of stock options, 65,111 shares of common stock held by a private investment company controlled by Mr. Baum, and 5,388 shares of common stock held by a family trust.

(6)	Includes 9,750 shares of common stock issuable upon exercise of stock options.
(7)	Includes 9,750 shares of common stock issuable upon exercise of stock options.
(8)
Includes 41,870 shares of common stock held by a private investment company controlled by Mr. Taglich, 12,000 shares of common stock held by a partnership 50% controlled by Mr. Taglich, 6,000 shares of common stock registered in the name of an individual third party but over which Mr. Taglich has voting and investment control, 35,397 shares of common stock issuable upon exercise of warrants to purchase shares of common stock, and 12,204 shares of common stock held by Mr. Taglich as custodian for third parties.

(9)
Includes 220 shares of common stock registered in the name of an individual third party but over which Mr. Taglich has voting and investment control, 12,000 shares of common stock held by a partnership 50% controlled by Mr. Taglich, 31,877 shares of common stock issuable upon exercise of warrants to purchase shares of common stock, and 5,715 shares of common stock held by Mr. Taglich as custodian for third parties.

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

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in Fiscal 2017, 2016, and 2015 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during Fiscal 2017, 2016, and 2015 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for Fiscal 2017 and 2016 are set forth below.

	2017	2016

Audit Fees (1)	$206,392	$169,256
Audit-Related Fees (2)	132,893	75,214
Tax Fees	—	—
All Other Fees	—	—
Total	$339,285	$244,470

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and audit services related to our acquisitions.
(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for Fiscal 2017 and Whitley Penn LLP has served in this capacity since 2013. Our board of directors has further directed that we submit the selection of our independent registered public accounting firm for ratification by our stockholders at the 2018 annual meeting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2018.

BG STAFFING, INC.

By:	/s/ L. Allen Baker, Jr.
Name: L. Allen Baker, Jr.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2018.

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
2.5
Second Amendment to Asset Purchase Agreement, dated as of March 9, 2016, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from Amendment No. 1 to the registrant's Annual Report on Form 10-K filed on April 25, 2016)

2.6
Asset Purchase Agreement, dated as of September 28, 2015, between BG Staffing, LLC, as Buyer, Vision Technology Services, Inc., Vision Technology Services, LLC and VTS-VM, LLC, collectively, as Sellers, and M. Scott Cerasoli and Robert Troska, Collectively, as the Selling Persons (incorporated by reference from the registrant’s Form 8-K filed on September 30, 2015)

2.7
Asset Purchase Agreement, dated, as of April 3, 2017, by and between BG Staffing, Inc., BG Staffing, LLC, Zycron Inc., and Darrell S. Freeman (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2017)

2.8
Asset Purchase Agreement, dated as of September 18, 2017, by and between BG Finance and Accounting, Inc., Smart Resources, Inc. and Accountable Search, LLC, and Timothy J. Flood and Margaret L. Francis (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 22, 2017)

3.1
Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013)
10.1**	BG Staffing, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from the registrant’s definitive proxy statement on Schedule 14A filed on March 28, 2017)
10.2**	Form of Nonqualified Stock Option Agreement (Vested Options) (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.3**	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.4**	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.5**	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)
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
10.12
Placement Agent Agreement, dated May 4, 2015, between BG Staffing, Inc., Taglich Brothers, Inc., and National Securities Corporation (incorporated by reference to the registrant’s Current Report on Form 8-K filed May 5, 2015)

10.13
Amended and Restated Credit Agreement, dated as of August 21, 2015, among BG Staffing, Inc., as borrower, the lenders from time to time party thereto, and Texas Capital Bank, National Association, as administrative agent and swing line lender (incorporated by reference from registrant’s Form 8-K filed April 6, 2017)

10.14**
Employment Agreement, entered into October 27, 2015 to be effective as of August 24, 2015, between BG Staffing, Inc. and Dan Hollenbach (incorporated by reference to the Registrant’s Form 10-Q filed on November 2, 2015)

10.15**
Executive Employment Agreement, entered into January 26, 2016 to be effective as of December 28, 2015, between B G Staff Services, Inc. and L. Allen Baker, Jr. (incorporated by reference from registrant’s Form 8-K filed February 1, 2016)

10.16	Underwriting Agreement, dated May 27, 2016 (incorporated by reference from the registrant's Form 8-K filed on May 27, 2016)
10.17	Form of the Representatives’ Warrant (included in Exhibit 1.1) (incorporated by reference from the registrant's Form 8-K filed on May 27, 2016)
10.18**
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