Form 10-Q
period 2018-04-01
BG Staffing, Inc.
filed 2018-05-10
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☑
The number of shares outstanding of the registrant’s common stock as of May 10, 2018 was 8,764,020.

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

•
other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Where You Can Find Other Information

Our website is www.bgstaffing.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov. You may also obtain and copy any document we file with or furnish to the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Washington, D.C. 20549.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	April 1, 2018	December 31, 2017
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $473,573 at 2018 and 2017)	$35,018,400	$36,707,885
Prepaid expenses	1,803,606	947,968
Income taxes receivable	—	190,912
Other current assets	201,862	143,237
Total current assets	37,023,868	37,990,002

Property and equipment, net	2,242,225	2,039,935

Other assets
Deposits	3,043,368	2,907,104
Deferred income taxes, net	6,253,256	6,402,513
Intangible assets, net	36,193,616	37,323,286
Goodwill	17,983,549	17,970,049
Total other assets	63,473,789	64,602,952
Total assets	$102,739,882	$104,632,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $133,503 and $138,801 for 2018 and 2017, respectively)	$3,235,247	$2,923,699
Accrued interest	365,818	330,630
Accounts payable	753,965	1,909,612
Accrued payroll and expenses	11,210,316	11,540,806
Accrued workers’ compensation	406,788	592,121
Contingent consideration, current portion	4,432,984	4,299,184
Other current liabilities	—	74,052
Income taxes payable	307,176	—
Total current liabilities	20,712,294	21,670,104

Line of credit (net of deferred finance fees of $703,733 and $747,716 for 2018 and 2017, respectively)	20,032,312	20,620,352
Long-term debt, less current portion (net of deferred finance fees of $214,534 and $246,030 for 2018 and 2017, respectively)	19,691,716	20,578,970
Contingent consideration, less current portion	2,224,064	2,178,486
Other long-term liabilities	609,561	450,298
Total liabilities	63,269,947	65,498,210

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 8,763,965 and 8,759,376 shares issued and outstanding for 2018 and 2017, respectively	87,640	87,594
Additional paid in capital	37,734,812	37,675,329
Retained earnings	1,647,483	1,371,756
Total stockholders’ equity	39,469,935	39,134,679
Total liabilities and stockholders’ equity	$102,739,882	$104,632,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen Week Periods Ended April 1, 2018 and March 26, 2017

	Thirteen Weeks Ended
	2018	2017
Revenues	$66,855,470	$56,843,687
Cost of services	49,545,539	43,172,453
Gross profit	17,309,931	13,671,234
Selling, general and administrative expenses	11,979,120	9,606,444
Depreciation and amortization	1,295,506	1,371,434
Operating income	4,035,305	2,693,356
Interest expense, net	(871,092)	(558,619)
Income before income taxes	3,164,213	2,134,737
Income tax expense	698,642	832,906
Net income	$2,465,571	$1,301,831

Net income per share:
Basic	$0.28	$0.15
Diluted	$0.27	$0.15

Weighted-average shares outstanding:
Basic	8,761,292	8,668,955
Diluted	9,087,016	8,924,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirteen Week Period Ended April 1, 2018

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2017	$—	8,759,376	$87,594	$37,675,329	$1,371,756	$39,134,679
Share-based compensation	—	—	—	67,029	—	67,029
Additional shares of common stock available for issuance in the 2013 Long-Term Incentive Plan	—	—	—	(7,500)	—	(7,500)
Exercise of common stock options	—	4,589	46	(46)	—	—
Cash dividend declared ($0.25 per share)	—	—	—	—	(2,189,844)	(2,189,844)
Net income	—	—	—	—	2,465,571	2,465,571
Stockholders’ equity, April 1, 2018	$—	8,763,965	$87,640	$37,734,812	$1,647,483	$39,469,935

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Week Periods Ended April 1, 2018 and March 26, 2017

	2018	2017
Cash flows from operating activities
Net income	$2,465,571	$1,301,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165,836	139,591
Amortization	1,129,670	1,231,843
Amortization of deferred financing fees	80,777	24,798
Interest expense on contingent consideration payable	179,378	258,116
Provision for doubtful accounts	197,321	4,254
Share-based compensation	67,029	77,563
Deferred income taxes	149,257	—
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,492,164	1,916,967
Prepaid expenses	(855,638)	(66,971)
Other current assets	(58,626)	2,096
Deposits	(136,263)	(40,123)
Accrued interest	35,188	(489)
Accounts payable	(1,155,647)	350,484
Accrued payroll and expenses	(330,490)	754,333
Accrued workers’ compensation	(185,333)	(284,020)
Other current liabilities	(87,552)	—
Income taxes payable	498,088	829,905
Other long-term liabilities	(54,959)	(28,294)
Net cash provided by operating activities	3,595,771	6,471,884

Cash flows from investing activities
Capital expenditures	(153,904)	(327,112)
Net cash used in investing activities	(153,904)	(327,112)

Cash flows from financing activities
Net payments under line of credit	(632,023)	(3,977,445)
Principal payments on long-term debt	(612,500)	—
Payments of dividends	(2,189,844)	(2,167,327)
Additional shares of common stock available for issuance in the 2013 Long-Term Incentive Plan	(7,500)	—
Net cash used in financing activities	(3,441,867)	(6,144,772)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$529,195	$240,845
Cash paid for taxes, net of refunds	$43,500	$—
Non-cash transactions:
Leasehold improvements funded by landlord incentives	$214,222	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a national provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), primarily within the United States of America in three industry segments: Multifamily, Professional, and Commercial. We now have 65 branch offices and 15 on-site locations located across 26 states.

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
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2017, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of April 1, 2018 and December 31, 2017, and include the thirteen week periods ended April 1, 2018 and March 26, 2017, referred to herein as Fiscal 2018 and 2017, respectively.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform with the 2018 presentation.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of April 1, 2018 and December 31, 2017 or revenue for the thirteen week periods ended April 1, 2018 and March 26, 2017. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2018 and the related percentage for Fiscal 2017 was generated in the following areas:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Maryland	12%	14%
Tennessee	14%	3%
Texas	28%	30%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Accounts receivable represents unpaid balances due from customers. The Company maintains an allowance for doubtful accounts for expected losses resulting from customers’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual customers and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Beginning balance	$473,573	$473,573
Provision for doubtful accounts	197,321	4,254
Amounts written off, net	(197,321)	(4,254)
Ending balance	$473,573	$473,573

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $1,542,497 and $1,377,319 at April 1, 2018 and December 31, 2017, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in the states in which it operates, with minimal loss retention for employees in the Commercial segment. Under these policies, the Company is required to maintain refundable deposits of $2,799,218 and $2,665,665, which are included in Deposits the accompanying consolidated balance sheets as of April 1, 2018 and December 31, 2017, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during Fiscal 2018 and Fiscal 2017.

Intangible Assets

The Company holds intangible assets with indefinite and finite lives. Intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized.

Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs are used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets are discounted back to their net present value.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company derives its revenues from three segments: Multifamily, Professional, and Commercial. The Company provides temporary staffing and permanent placement services. Revenues are recognized when promised services are delivered to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to customers less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

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

Temporary staffing revenues - Temporary and consultant staffing revenues from contracts with customers are recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s temporary employees.

Permanent placement staffing revenues - Permanent placement staffing revenues are recognized when employment candidates start their permanent employment. The Company estimates the effect of permanent placement candidates who do not remain with its customers through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to customers are generally calculated as a percentage of the new worker’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Refer to Note 12 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our customer and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of April 1, 2018. There were no revenues recognized during the thirteen week period ended April 1, 2018 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended April 1, 2018.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Weighted-average number of common shares outstanding:	8,761,292	8,668,955
Effect of dilutive securities:
Stock options	286,875	227,214
Warrants	38,849	28,250
Weighted-average number of diluted common shares outstanding	9,087,016	8,924,419

Stock options	178,000	50,000
Warrants	32,250	32,250
Antidilutive shares	210,250	82,250

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. Goodwill is deductible for tax purposes.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“TCJA”) into law. Effective January 1, 2018, among other changes, TCJA reduced the federal corporate tax rate to 21 percent. Accounting Standards Codification ("ASC") Topic 740-25 and 35 prescribes that the impact of changes in laws or rates shall be recognized at the date of enactment. The Company recorded a $3.3 million impact of the TCJA in the fourth quarter of Fiscal 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") ASU 2014-09, Revenue from Contracts with Customers. Since May 2014, the FASB has issued additional and amended authoritative guidance regarding revenue from contracts with customers in order to clarify and improve the understanding of the implementation guidance. As amended, the new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 on a modified retrospective basis. As the initial adoption of the standard did not have a material impact on the Company's financial condition or results of operations, no cumulative effect was recognized at the date of initial application. The Company also had no significant changes to systems, processes, or controls.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The Company adopted this ASU on a prospective basis in the first quarter of fiscal 2018 which did not have a material impact on the consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 which adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118 and expresses the view of the staff regarding application of Topic 740, Income Taxes. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company adopted this ASU in the first quarter of 2018 which had no impact on the consolidated financial statements

NOTE 3 - ACQUISITIONS

Zycron, Inc.

On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Zycron, Inc. (“Zycron”) for an initial cash consideration paid of $18.5 million and issued $1.0 million (70,670 shares privately placed) of the Company's common stock at closing. An additional $0.5 million was held back as partial security for post-closing purchase price adjustments and indemnification obligations, which was paid on October 24, 2017 net of a working capital adjustment. The purchase agreement further provides for contingent consideration of up to $3.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. The Fiscal 2017 consolidated statement of income does not include any operating results of Zycron.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Smart Resources, Inc.

On September 18, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Smart Resources, Inc. and Accountable Search, LLC (collectively, "Smart") for an initial cash consideration paid of $6.0 million. The purchase agreement provides for contingent consideration of up to $2.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital 90 days after the closing date. The Fiscal 2017 consolidated statement of income does not include any operating results of Smart.

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the Zycron and Smart acquisitions had taken place on the first day of the Company's 2017 fiscal year would be as follows (dollars in thousands, except per share amounts):

Thirteen Weeks Ended
March 26, 2017
Revenues	$69,389
Gross profit	$16,807
Net income	$1,481
Income per share:
Basic	$0.17
Diluted	$0.17

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility at a rate of 4.5% and tax expense of the pro forma adjustments at an effective tax rate of approximately 38.3% for Fiscal 2017. The pro forma information presented includes adjustments that will have a continuing impact on the operations that management considers non-recurring in assessing Zycron and Smart's historical performances.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Zycron and Smart acquisitions taken place on the first day of the Company’s 2017 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $37,086,125 and $35,956,455 at April 1, 2018 and December 31, 2017, respectively. Total amortization expense for the thirteen week periods ended April 1, 2018 and March 26, 2017 was $1,129,670 and $1,231,843, respectively.

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	April 1, 2018	December 31, 2017
Temporary worker payroll	$5,816,993	$5,124,908
Temporary worker payroll related	1,835,776	2,454,539
Accrued bonuses and commissions	1,105,074	1,172,497
Other	2,452,473	2,788,862
	$11,210,316	$11,540,806

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future estimated contingent consideration payments to various parties as of April 1, 2018:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$4,750,000	$(317,016)	$4,432,984
One to two years	2,500,000	(275,936)	2,224,064
Contingent consideration	$7,250,000	$(592,952)	$6,657,048

In May 2018, the Company determined the preliminary year one earn out related to the Zycron acquisition was $0.1 million of a potential $1.5 million. Under the provisions of the Asset Purchase Agreement, the remaining $1.4 million can be earned at the year two measurement period. Accordingly, management believes that no adjustment to fair value is necessary as of April 1, 2018.

NOTE 6 - DEBT

In connection with the acquisition of the assets of Zycron described above, on April 3, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $55.0 million. The Amended Credit Agreement provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”), permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts receivable, and TCB’s commitment of $35.0 million and also provided for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment. Additionally, the Amended Credit Agreement originally provided for the Company to increase the commitment by $20.0 million ($15.0 million remaining) with an accordion feature.

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement. The Company is subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of April 1, 2018.

Line of Credit

At April 1, 2018 and December 31, 2017, $20.7 million and $21.4 million, respectively, was outstanding on the Revolving Facility with TCB.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Revolving Facility bore interest at:

	April 1, 2018		December 31, 2017
Base Rate	$5,736,045	5.50%	$6,368,068	5.50%
LIBOR	5,000,000	4.45%	5,000,000	4.09%
LIBOR	5,000,000	4.54%	5,000,000	4.13%
LIBOR	5,000,000	4.77%	5,000,000	4.24%
Total	$20,736,045		$21,368,068

Long-Term Debt

Long-term debt consists of and bore interest at:

	April 1, 2018		December 31, 2017
Base Rate	$687,500	5.50%	$687,500	5.50%
LIBOR	6,500,000	4.70%	6,500,000	4.34%
LIBOR	6,500,000	4.79%	6,500,000	4.38%
LIBOR	6,000,000	5.02%	6,000,000	4.49%
LIBOR	3,587,500	5.22%	4,200,000	4.64%
Long-term debt	$23,275,000		$23,887,500

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	April 1, 2018	December 31, 2017
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$6,657,048	$6,477,670

The changes in the Level 3 fair value measurements from December 31, 2017 to April 1, 2018 relates to $0.2 million in accretion. The key inputs in determining the fair value of the contingent consideration as of April 1, 2018 and December 31, 2017 included discount rates of ranging from 8% and 22% as well as management's estimates of future sales volumes and EBITDA.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended April 1, 2018 and March 26, 2017, the Company recognized $0.1 million and $0.1 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of April 1, 2018 amounted to $0.5 million which is expected to be recognized over the next 2.3 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 31, 2017	765,411	$10.27	7.3	$4,521
Exercised	(9,000)	$8.36
Options outstanding at April 1, 2018	756,411	$10.29	7.0	$6,579

Options exercisable at December 31, 2017	498,611	$8.74	6.8	$3,640
Options exercisable at April 1, 2018	536,011	$8.53	6.5	$5,605

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 31, 2017	266,800	$3.09
Nonvested outstanding at April 1, 2018	220,400	$3.12

For the thirteen week periods ended April 1, 2018, the Company issued 4,589 shares of common stock upon the cashless exercise of 9,000 stock options.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Activity

For the thirteen week periods ended April 1, 2018 and March 26, 2017, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of April 1, 2018.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 31, 2017	123,984	$11.51	2.2	$577
Warrants outstanding at April 1, 2018	123,984	$11.51	1.9	$927

Warrants exercisable at December 31, 2017	123,984	$11.51	2.2	$577
Warrants exercisable at April 1, 2018	123,984	$11.51	1.9	$927

There were no nonvested warrants outstanding at April 1, 2018 and December 31, 2017.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $268,985 and $202,421 to the 401(k) Plan for the thirteen week periods ended April 1, 2018 and March 26, 2017, respectively.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Revenue:
Multifamily	$18,034,363	$13,091,645
Professional	31,089,755	25,832,624
Commercial	17,731,352	17,919,418
Total	$66,855,470	$56,843,687

Depreciation:
Multifamily	$39,282	$23,310
Professional	52,029	41,161
Commercial	26,352	26,169
Corporate	48,173	48,951
Total	$165,836	$139,591

Amortization:
Professional	$1,060,147	$1,137,222
Commercial	66,151	94,621
Corporate	3,372	—
Total	$1,129,670	$1,231,843

Operating income:
Multifamily	$2,606,378	$1,701,517
Professional	2,266,655	1,811,980
Commercial	1,056,055	853,645
Corporate - selling	(173,948)	(126,921)
Corporate - general and administrative	(1,719,835)	(1,546,865)
Total	$4,035,305	$2,693,356

Capital expenditures:
Multifamily	$9,161	$43,287
Professional	10,992	117,819
Commercial	—	34,157
Corporate	133,751	131,849
Total	$153,904	$327,112

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	April 1, 2018	December 31, 2017
Total Assets:
Multifamily	$11,158,439	$11,678,908
Professional	65,881,159	67,089,681
Commercial	17,896,666	18,075,307
Corporate	7,803,618	7,788,993
Total	$102,739,882	$104,632,889

NOTE 13 - SUBSEQUENT EVENTS

Dividend

On May 10, 2018, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on May 29, 2018 to all shareholders of record as of the close of business on May 21, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto. Comparative segment revenues and related financial information are discussed herein and are presented in Note 12 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for a description of important factors that could cause actual results to differ from expected results.

Overview

We are a leading national provider of professional temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC ("D&W") in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”) in October 2015, Zycron, Inc. in April 2017, and Smart Resources, Inc. and Accountable Search, LLC in September 2017. We operate within three industry segments: Multifamily, Professional, and Commercial. We provide services to customers primarily within the United States of America. We now have 65 branch offices and 15 on-site locations located across 26 states.

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

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(dollars in thousands)
Revenues	$66,855	$56,844
Cost of services	49,545	43,173
Gross profit	17,310	13,671
Selling, general and administrative expenses	11,978	9,606
Depreciation and amortization	1,296	1,371
Operating income	4,036	2,694
Interest expense, net	(871)	(559)
Income before income tax	3,165	2,135
Income tax expense	699	833
Net income	$2,466	$1,302

Revenues	100.0%	100.0%
Cost of services	74.1%	75.9%
Gross profit	25.9%	24.1%
Selling, general and administrative expenses	17.9%	16.9%
Depreciation and amortization	1.9%	2.4%
Operating income	6.0%	4.7%
Interest expense, net	(1.3)%	(1.0)%
Income before income tax	4.7%	3.8%
Income tax expense	1.0%	1.5%
Net income	3.7%	2.3%

Thirteen Week Fiscal Period Ended April 1, 2018 ("Fiscal 2018") Compared with Thirteen Week Fiscal Period Ended March 26, 2017 ("Fiscal 2017")

Revenues:	Thirteen Weeks Ended
	April 1, 2018		March 26, 2017
	(dollars in thousands)
Revenues by segment:
Multifamily	$18,034	27.0%	$13,092	23.0%
Professional	31,090	46.5%	25,833	45.4%
Commercial	17,731	26.5%	17,919	31.6%
Total Revenues	$66,855	100.0%	$56,844	100.0%

Multifamily Revenues: Multifamily revenues increased approximately $4.9 million (37.7%) due to our continued geographic expansion plan. Revenue from branches outside of Texas accounted for approximately $3.2 million of the increase and revenue from branches in Texas increased approximately $1.7 million. The increase was due to a 29.6% increase in billed hours and a 5.3% increase in average bill rate. Revenue from existing offices accounted for approximately $4.2 million of the increase and revenue from new offices provided approximately $0.7 million.

Professional Revenues: Professional revenues increased approximately $5.3 million (20.4%), primarily from Zycron, which contributed approximately $8.5 million of new revenues and from Smart, which contributed approximately $2.8 million of new revenues. The remaining IT group decreased $3.6 million and the remaining finance and accounting group decreased $2.5 million. The overall increase was due to a 50.8% increase in billed hours and an increase in permanent placements of $0.1 million that was offset by a decrease of 18.5% in average bill rate.

Commercial Revenues: Commercial revenues decreased approximately $0.2 million (1.0%). Texas branches decreased $0.1 million and other branches outside of the Midwest decreased $0.2 million, which were offset by Illinois and Wisconsin locations increase of $0.1 million. The overall revenue decrease was due to a 5.6% decrease in billed hours that was offset by a 5.3% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	April 1, 2018		March 26, 2017
	(dollars in thousands)
Gross Profit by segment:
Multifamily	$6,880	39.7%	$4,984	36.5%
Professional	7,872	45.5%	6,211	45.4%
Commercial	2,558	14.8%	2,476	18.1%
Total Gross Profit	$17,310	100.0%	$13,671	100.0%

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Gross Profit Percentage by segment:
Multifamily	38.2%	38.1%
Professional	25.3%	24.0%
Commercial	14.4%	13.8%
Company Gross Profit	25.9%	24.1%

Overall, our gross profit has increased approximately $3.6 million (26.6%) due primarily to Zycron ($1.9 million) and Smart ($1.0 million) acquisitions and increased revenues in our Multifamily segment. As a percentage of revenue, gross profit has increased to 25.9% from 24.1% primarily due to a higher percentage of our revenues from our Multifamily and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Multifamily Gross Profit: Multifamily gross profit increased approximately $1.9 million (38.0%) consistent with the increase in revenue. The increase in gross profit percentage of 0.1% was due primarily to 3.4% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.6 million (26.7%), due to Zycron of $1.9 million and Smart of $1.0 million, offset by a 9.7% decrease in average spread, $0.7 million decrease in the remaining IT group and a $0.6 million decrease in the remaining finance and accounting group.

Commercial Gross Profit: Commercial gross profit increased approximately $0.1 million (3.3%) was due to 4.4% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.4 million (24.7%) related to an increase in Multifamily of $1.0 million from growth, including $0.3 million of new office expansion, and an increase in Professional of $0.9 million from Zycron and $0.8 million from Smart offset by a $0.5 million decrease in the remaining Professional segment.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.1 million (5.5%). The decrease in depreciation and amortization is primarily due to Professional segment fully amortized intangible assets related to the 2012 American Partners acquisition of $0.5 million that was partially offset by an increase in the Professional segment intangible assets acquired in the Zycron acquisition of $0.2 million and the Smart acquisition of $0.1 million.

Interest Expense, net: Interest expense, net increased approximately $0.3 million (55.8%) primarily due to the increase in the interest of $0.3 million related to the new Term Loan described below.

Income Taxes: Income tax expense decreased approximately $0.1 million primarily due to the impact of the 2017 Tax Cuts and Jobs Act which resulted in a decrease in the effective rate, offset by higher pre tax income of $1.0 million.

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

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(dollars in thousands)
Net income	$2,466	$1,302
Interest expense, net	871	559
Income tax expense	699	833
Operating income	4,036	2,694
Depreciation and amortization	1,296	1,371
Share-based compensation	67	78
Adjusted EBITDA	$5,399	$4,143

Liquidity and Capital Resources

Our working capital requirements are primarily driven by temporary worker payments, tax payments and customer accounts receivable receipts. Since receipts from customers lag payments to temporary workers, working capital requirements increase substantially in periods of growth.

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

The Company has an effective Form S-3 shelf registration statement allowing for the offer and sale of up to approximately $36.0 million of common stock. There is no guarantee that we will be able to consummate any offering on terms we consider acceptable or at all.

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
	(dollars in thousands)
Net cash provided by operating activities	$3,596	$6,472
Net cash used in investing activities	(154)	(327)
Net cash used in financing activities	(3,442)	(6,145)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accounts payable.

During Fiscal 2018, net cash provided by operating activities was $3.6 million a decrease of $2.9 million compared with $6.5 million for Fiscal 2017. This decrease is primarily attributable to the timing of payments on accounts payable and accrued payroll and expenses.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2018, we made capital expenditures of $0.2 million mainly related to computer equipment in the ordinary course of business. In Fiscal 2017, we made capital expenditures of approximately $0.3 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Amended Credit Agreement, payment of dividends and contingent consideration paid.

For Fiscal 2018, we reduced our revolving line of credit by $0.6 million, paid $2.2 million in cash dividends on our common stock, and paid $0.6 million in principal payment on the Term Loan described below.

For Fiscal 2017, we paid down $4.0 million under our revolving line of credit and we paid $2.1 million in cash dividends on our common stock.

Credit Agreements

In connection with the acquisition of the assets of Zycron described above, on April 3, 2017, we entered into the Amended Credit Agreement with TCB with an aggregate commitment of $55.0 million. The Amended Credit Agreement provides for the Revolving Facility described above, permitting us to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts, and TCB’s commitment of $35.0 million and also provided for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment. Additionally, the Amended Credit Agreement originally provided for us to increase the commitment by $20.0 million ($15.0 million remaining) with an accordion feature.

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement. We are subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. We were in compliance with these covenants as of April 1, 2018.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a more detailed discussion of our critical accounting policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended April 1, 2018, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Form 10-K”), and filed with the SEC on March 8, 2018. There have been no material changes from the risk factors as previously disclosed in our 2017 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2017 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

Date: May 10, 2018