Form 10-Q
period 2018-07-01
BG Staffing, Inc.
filed 2018-07-27
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☑
The number of shares outstanding of the registrant’s common stock as of July 26, 2018 was 10,089,029.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	July 1, 2018	December 31, 2017
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $473,573 at 2018 and 2017)	$40,155,241	$36,707,885
Prepaid expenses	1,572,081	947,968
Income taxes receivable	971,943	190,912
Other current assets	250,608	143,237
Total current assets	42,949,873	37,990,002

Property and equipment, net	2,350,966	2,039,935

Other assets
Deposits	3,121,406	2,907,104
Deferred income taxes, net	5,604,195	6,402,513
Intangible assets, net	35,125,109	37,323,286
Goodwill	17,983,549	17,970,049
Total other assets	61,834,259	64,602,952
Total assets	$107,135,098	$104,632,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $67,391 and $138,801 for 2018 and 2017, respectively)	$3,913,859	$2,923,699
Accrued interest	214,660	330,630
Accounts payable	1,134,932	1,909,612
Accrued payroll and expenses	11,406,665	11,540,806
Accrued workers’ compensation	430,369	592,121
Contingent consideration, current portion	4,777,218	4,299,184
Other current liabilities	—	74,052
Total current liabilities	21,877,703	21,670,104

Line of credit (net of deferred finance fees of $659,749 and $747,716 for 2018 and 2017, respectively)	16,688,129	20,620,352
Long-term debt, less current portion (net of deferred finance fees of $100,885 and $246,030 for 2018 and 2017, respectively)	6,957,615	20,578,970
Contingent consideration, less current portion	889,991	2,178,486
Other long-term liabilities	610,353	450,298
Total liabilities	47,023,791	65,498,210

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,089,029 and 8,759,376 shares issued and outstanding for 2018 and 2017, respectively	100,890	87,594
Additional paid in capital	55,831,282	37,675,329
Retained earnings	4,179,135	1,371,756
Total stockholders’ equity	60,111,307	39,134,679
Total liabilities and stockholders’ equity	$107,135,098	$104,632,889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen and Twenty-six Week Periods Ended July 1, 2018 and June 25, 2017

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2018	2017	2018	2017
Revenues	$70,945,438	$68,773,862	$137,800,908	$125,617,550
Cost of services	51,753,159	51,546,583	101,298,698	94,719,035
Gross profit	19,192,279	17,227,279	36,502,210	30,898,515
Selling, general and administrative expenses	11,356,727	10,780,335	23,335,848	20,386,781
Depreciation and amortization	1,258,381	1,865,042	2,553,887	3,236,476
Operating income	6,577,171	4,581,902	10,612,475	7,275,258
Interest expense, net	741,801	837,365	1,612,892	1,395,984
Income before income taxes	5,835,370	3,744,537	8,999,583	5,879,274
Income tax expense	665,486	1,460,011	1,364,128	2,292,917
Net income	$5,169,884	$2,284,526	$7,635,455	$3,586,357

Net income per share:
Basic	$0.56	$0.26	$0.85	$0.41
Diluted	$0.54	$0.25	$0.82	$0.40

Weighted-average shares outstanding:
Basic	9,235,353	8,746,100	8,998,364	8,707,528
Diluted	9,538,545	9,050,596	9,301,370	8,986,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Period Ended July 1, 2018

		Common Stock
	Preferred Stock	Shares	Par Value	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2017	$—	8,759,376	$87,594	$37,675,329	$1,371,756	$39,134,679
Share-based compensation	—	—	—	114,836	—	114,836
Additional shares of common stock available for issuance in the 2013 Long-Term Incentive Plan	—	—	—	(7,500)	—	(7,500)
Issuance of shares, net of offering costs	—	1,293,750	12,938	21,373,075	—	21,386,013
Exercise of common stock options and warrants	—	35,903	358	10,711	—	11,069
L. Allen Baker, Jr. option cancellation agreement	—	—	—	(3,335,169)	—	(3,335,169)
Cash dividend declared	—	—	—	—	(4,828,076)	(4,828,076)
Net income	—	—	—	—	7,635,455	7,635,455
Stockholders’ equity, July 1, 2018	$—	10,089,029	$100,890	$55,831,282	$4,179,135	$60,111,307

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-six Week Periods Ended July 1, 2018 and June 25, 2017

	2018	2017
Cash flows from operating activities
Net income	$7,635,455	$3,586,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	351,110	283,801
Amortization	2,202,777	2,952,675
Loss on disposal of property and equipment	—	17,904
Contingent consideration adjustment	(1,172,004)	—
Amortization of deferred financing fees	308,041	95,777
Interest expense on contingent consideration payable	361,543	578,155
Provision for doubtful accounts	17,875	12,227
Share-based compensation	114,836	264,731
Deferred income taxes	798,318	(399,501)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,465,231)	(2,212,302)
Prepaid expenses	(624,113)	315,284
Other current assets	(107,371)	(102,347)
Deposits	(214,303)	(74,010)
Accrued interest	(115,970)	232,544
Accounts payable	(774,680)	(488,795)
Accrued payroll and expenses	(134,139)	1,494,254
Accrued workers’ compensation	(161,752)	(592,130)
Other current liabilities	(87,551)	198,628
Income taxes payable	(781,031)	639,426
Other long-term liabilities	(54,169)	(26,554)
Net cash provided by operating activities	4,097,641	6,776,124

Cash flows from investing activities
Business acquired, net of cash received	—	(18,500,000)
Capital expenditures	(452,519)	(836,592)
Net cash used in investing activities	(452,519)	(19,336,592)

	2018	2017

Cash flows from financing activities
Net payments under line of credit	(4,020,190)	(2,164,083)
Proceeds from issuance of long-term debt	—	20,000,000
Principal payments on long-term debt	(12,847,750)	—
Payments of dividends	(4,828,076)	(4,356,071)
Issuance cost of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	21,389,582	86,249
L. Allen Baker, Jr. option cancellation agreement	(3,335,169)	—
Deferred financing costs	(3,519)	(1,005,627)
Net cash (used in) provided by financing activities	(3,645,122)	12,560,468
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,163,830	$470,956
Cash paid for taxes, net of refunds	$1,325,147	$2,048,010
Non-cash transactions:
Leasehold improvements funded by landlord incentives	$214,222	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a national provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), primarily within the United States of America in three industry segments: Real Estate, Professional, and Light Industrial. We operate in 66 branch offices and 19 on-site locations located across 26 states.

The Real Estate (previously referred to as Multifamily) segment provides front office and maintenance temporary workers to various apartment communities and commercial buildings, in 23 states, via property management companies responsible for the apartment communities' day-to-day operations.

The Professional segment provides skilled temporary workers on a nationwide basis for information technology ("IT") and finance and accounting customer projects.

The Light Industrial (previously referred to as Commercial) segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our customers’ business. Demand for our Real Estate staffing services increases in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services increases during the third quarter of the year and peaks in the fourth quarter. Demand for our Light Industrial staffing services is lower during the first quarter, in part due to customer shutdowns and adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of July 1, 2018 and December 31, 2017, and include the thirteen and twenty-six week periods ended July 1, 2018 and June 25, 2017, referred to herein as Fiscal 2018 and 2017, respectively.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of July 1, 2018 and December 31, 2017 or revenue for the twenty-six week periods ended July 1, 2018 and June 25, 2017. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2018 and the related percentage for Fiscal 2017 was generated in the following areas:

	Twenty-six Weeks Ended
	July 1, 2018	June 25, 2017
Maryland	11%	13%
Tennessee	14%	10%
Texas	29%	29%

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Beginning balance	$473,573	$473,573	$473,573	$473,573
(Recovery of) provision for doubtful accounts, net	(179,446)	7,973	17,875	12,227
Amounts collected (written off), net	179,446	(7,973)	(17,875)	(12,227)
Ending balance	$473,573	$473,573	$473,573	$473,573

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $1.7 million and $1.4 million at July 1, 2018 and December 31, 2017, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in Texas, Washington, and Ohio and minimal loss retention coverage for employees in the Light Industrial segment and other non-Texas employees. Under these policies, the Company is required to maintain refundable deposits of $2.9 million and $2.7 million, which are included in Deposits the accompanying consolidated balance sheets as of July 1, 2018 and December 31, 2017, respectively.

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

Contingent Consideration

The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. Prior to Fiscal 2017, the calculation of the fair value of the expected future payments used a discount rate that approximated the Company's weighted average cost of capital. For acquisitions beginning in Fiscal 2017, based on a new valuation methodology, the fair value calculation of the expected future payments uses a discount rate commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.

Revenue Recognition

The Company derives its revenues from three segments: Real Estate, Professional, and Light Industrial. The Company provides temporary staffing and permanent placement services. Revenues are recognized when promised services are delivered to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to customers less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

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

Payment terms in our contracts vary by the type and location of our customer and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of July 1, 2018. There were no revenues recognized during the twenty-six week period ended July 1, 2018 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the twenty-six week period ended July 1, 2018.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Weighted-average number of common shares outstanding:	9,235,353	8,746,100	8,998,364	8,707,528
Effect of dilutive securities:
Stock options	256,414	267,905	261,960	245,828
Warrants	46,778	36,591	41,046	32,780
Weighted-average number of diluted common shares outstanding	9,538,545	9,050,596	9,301,370	8,986,136

Stock options	—	50,000	163,600	50,000
Warrants	—	32,250	—	32,250
Antidilutive shares	—	82,250	163,600	82,250

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

The effective tax rates of 11.4% and 15.2% for the thirteen and twenty-six week periods ended July 1, 2018, respectively, were primarily due to the 2017 Tax Cuts and Jobs Act and the deductibility of a portion of the Option Cancellation Agreement (see Note 10) for tax purposes.

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

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-07 will have a material impact on the Company's financial condition or results of operations.

NOTE 3 - ACQUISITIONS

Zycron, Inc.

On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Zycron, Inc. (“Zycron”) for an initial cash consideration paid of $18.5 million and issued $1.0 million (70,670 shares privately placed) of the Company's common stock at closing. An additional $0.5 million was held back as partial security for post-closing purchase price adjustments and indemnification obligations, which was paid on October 24, 2017 net of a working capital adjustment. The purchase agreement further provides for contingent consideration of up to $3.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital 120 days after the closing date. Twelve weeks of Zycron operations are included in the thirteen and twenty-six week periods ended June 25, 2017, which is approximately $8.7 million of revenue and $0.7 million of operating income.

Smart Resources, Inc.

On September 18, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Smart Resources, Inc. and Accountable Search, LLC (collectively, "Smart") for an initial cash consideration paid of $6.0 million. The purchase agreement provides for contingent consideration of up to $2.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital 90 days after the closing date. The Fiscal 2017 consolidated statement of income does not include any operating results of the Smart operations.

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the Zycron and Smart acquisitions had taken place on the first day of the Company's 2017 fiscal year would be as follows (dollars in thousands, except per share amounts):

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 25, 2017
	Thirteen Weeks Ended	Twenty-six Weeks Ended
Revenues	$71,487	$140,877
Gross profit	$18,389	$35,195
Net income	$2,310	$3,792
Income per share:
Basic	$0.26	$0.44
Diluted	$0.26	$0.42

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 4.5% and tax expense of the pro forma adjustments at an effective tax rate of approximately 39.0% for Fiscal 2017. The pro forma information presented includes adjustments that will have a continuing impact on the operations that management considers non-recurring in assessing Zycron and Smart's historical performances.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Zycron and Smart acquisitions taken place on the first day of the Company’s 2017 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $38.2 million and $36.0 million at July 1, 2018 and December 31, 2017, respectively. Total amortization expense for the thirteen week periods ended July 1, 2018 and June 25, 2017 was $1.1 million and $1.7 million, respectively. Total amortization expense for the twenty-six week periods ended July 1, 2018 and June 25, 2017 was $2.2 million and $3.0 million, respectively.

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	July 1, 2018	December 31, 2017
Temporary worker payroll	$6,032,958	$5,124,908
Temporary worker payroll related	1,718,519	2,454,539
Accrued bonuses and commissions	1,443,062	1,172,497
Other	2,212,126	2,788,862
	$11,406,665	$11,540,806

The following is a schedule of future estimated contingent consideration payments to various parties as of July 1, 2018:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$5,077,996	$(300,778)	$4,777,218
One to two years	1,000,000	(110,009)	889,991
Contingent consideration	$6,077,996	$(410,787)	$5,667,209

In June 2018, the Company determined the year one earn out related to the Zycron acquisition was $0.3 million of a potential $1.5 million and recognized a $1.2 million gain in selling, general and administrative expenses.

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement. The Company is subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of July 1, 2018.

The Company borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquisition on April 3, 2017.The Company borrowed $5.0 million on the accordion in conjunction with the closing of the Smart acquisition on September 18, 2017. Proceeds from the May 2018 common stock issuance (see Note 9) were used to pay down $10.7 million of the principal outstanding under the Term Loan without a repayment fee and reduce the Revolving Facility by $7.5 million.

Line of Credit

At July 1, 2018 and December 31, 2017, $17.3 million and $21.4 million, respectively, was outstanding on the Revolving Facility with TCB. Average daily balance for the thirteen week periods ended July 1, 2018 and June 25, 2017 was $17.0 million and $19.9 million, respectively. Average daily balance for the twenty-six week periods ended July 1, 2018 and June 25, 2017 was $19.0 million and $20.3 million, respectively.

Borrowings under the Revolving Facility bore interest at:

	July 1, 2018		December 31, 2017
Base Rate	$7,347,878	6.00%	$6,368,068	5.50%
LIBOR	5,000,000	4.75%	5,000,000	4.09%
LIBOR	5,000,000	4.83%	5,000,000	4.13%
LIBOR	—	—%	5,000,000	4.24%
Total	$17,347,878		$21,368,068

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt

Long-term debt consists of and bore interest at:

	July 1, 2018		December 31, 2017
Base Rate	$—	6.00%	$687,500	5.50%
LIBOR	6,500,000	5.00%	6,500,000	4.34%
LIBOR	4,539,750	5.08%	6,500,000	4.38%
LIBOR	—	—%	6,000,000	4.49%
LIBOR	—	—%	4,200,000	4.64%
Long-term debt	$11,039,750		$23,887,500

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	July 1, 2018	December 31, 2017
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$5,667,209	$6,477,670

The changes in the Level 3 fair value measurements from December 31, 2017 to July 1, 2018 relates to the $1.2 million adjustment to Zycron and $0.4 million in accretion. The key inputs in determining the fair value of the contingent consideration as of July 1, 2018 and December 31, 2017 included discount rates of ranging from 8% and 22% as well as management's estimates of future sales volumes and EBITDA.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2018, the Company issued and sold 1,293,750 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price (before deducting underwriting discounts and commissions and other estimated offering expenses) of $23.3 million in cash. The public offering price was $18.00 per share. The newly issued shares constituted approximately 14.7% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $1.9 million in offering costs. Proceeds were used to pay off existing indebtedness of the Company under the Amended Credit Agreement and cancel outstanding in-the-money stock options held by L. Allen Baker, Jr., BG Staffing's president and chief executive officer, as described in Note 10 below.

NOTE 10 – SHARE-BASED COMPENSATION

Stock Options

On May 31, 2018, the Company entered into a stock option cancellation agreement (the "Option Cancellation Agreement") with L. Allen Baker, Jr., the Company's President and Chief Executive Officer, pursuant to which the Company agreed to pay Mr. Baker $18.00 per share of common stock underlying his vested in-the-money stock options granted under the Company’s 2013 Long-Term Incentive Plan, as amended (the “2013 Plan”), less the exercise price per share thereof, in exchange for the cancellation and termination of such stock options. Pursuant to the terms of the Option Cancellation Agreement, the Company paid $3.3 million to Mr. Baker in exchange for the cancellation of 284,888 stock options granted to him under the 2013 Plan. Mr. Baker continues to own an aggregate of 214,663 shares outstanding of the Company's common stock and an aggregate of 54,785 stock options to purchase common stock.

For the thirteen week periods ended July 1, 2018 and June 25, 2017, the Company recognized $0.1 million and $0.2 million of compensation expense related to stock awards, respectively. For the twenty-six week periods ended July 1, 2018 and June 25, 2017, the Company recognized $0.1 million and $0.3 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of July 1, 2018 amounted to $0.4 million which is expected to be recognized over the next 2.1 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Options outstanding at December 31, 2017	765,411	$10.27	7.3	$4,521
Exercised	(52,550)	$9.34
Forfeited / Canceled	(292,088)	$6.71
Options outstanding at July 1, 2018	420,773	$12.85	7.5	$4,374

Options exercisable at December 31, 2017	498,611	$8.74	6.8	$3,640
Options exercisable at July 1, 2018	256,373	$11.67	7.1	$2,968

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 31, 2017	266,800	$3.09
Nonvested outstanding at July 1, 2018	164,400	$3.16

For the twenty-six week periods ended July 1, 2018, the Company issued 27,681 shares of common stock upon the cashless exercise of 51,550 stock options.

Warrant Activity

For the thirteen and twenty-six week periods ended July 1, 2018 and June 25, 2017, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of July 1, 2018.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 31, 2017	123,984	$11.51	2.2	$577
Exercised	(14,980)	$11.13
Warrants outstanding at July 1, 2018	109,004	$11.57	1.7	$1,274

Warrants exercisable at December 31, 2017	123,984	$11.51	2.2	$577
Warrants exercisable at July 1, 2018	109,004	$11.57	1.7	$1,274

There were no nonvested warrants outstanding at July 1, 2018 and December 31, 2017.

For the twenty-six week periods ended July 1, 2018, the Company issued 7,222 shares of common stock upon the cashless exercise of 14,980 warrants.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $0.3 million and $0.2 million to the 401(k) Plan for the thirteen week periods ended July 1, 2018 and June 25, 2017, respectively. The Company contributed $0.5 million and $0.4 million to the 401(k) Plan for the twenty-six week periods ended July 1, 2018 and June 25, 2017, respectively.

NOTE 12 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides front office and maintenance temporary workers to various apartment communities and commercial buildings, in 23 states, via property management companies responsible for the apartment communities' day-to-day operations. The Professional segment provides skilled temporary workers on a nationwide basis for IT and finance and accounting customer projects. The Light Industrial segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Revenue:
Real Estate	$21,298,452	$16,586,105	$39,332,814	$29,677,750
Professional	30,132,365	34,197,438	61,222,121	60,030,062
Light Industrial	19,514,621	17,990,319	37,245,973	35,909,738
Total	$70,945,438	$68,773,862	$137,800,908	$125,617,550

Depreciation:
Real Estate	$41,755	$23,594	$81,037	$46,904
Professional	64,434	44,545	116,464	85,706
Light Industrial	26,574	26,373	52,926	52,542
Corporate	52,511	49,698	100,683	98,649
Total	$185,274	$144,210	$351,110	$283,801

Amortization:
Professional	1,024,715	1,633,851	$2,084,862	$2,771,072
Light Industrial	44,101	85,131	110,251	179,753
Corporate	4,291	1,850	7,664	1,850
Total	$1,073,107	$1,720,832	$2,202,777	$2,952,675

Operating income:
Real Estate	$3,721,201	$2,802,023	$6,327,578	$4,503,540
Professional	2,089,205	2,412,693	4,355,860	4,224,674
Light Industrial	1,331,922	1,037,955	2,387,978	1,891,600
Corporate - selling	(154,642)	(125,889)	(328,590)	(252,809)
Corporate - general and administrative	(410,515)	(1,544,880)	(2,130,351)	(3,091,747)
Total	$6,577,171	$4,581,902	$10,612,475	$7,275,258

Capital expenditures:
Real Estate	$68,148	$16,448	$77,309	$59,735
Professional	186,495	328,784	261,755	446,603
Light Industrial	43,972	30,673	43,972	64,830
Corporate	—	133,575	69,483	265,424
Total	$298,615	$509,480	$452,519	$836,592

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	July 1, 2018	December 31, 2017
Total Assets:
Real Estate	$13,246,550	$11,678,908
Professional	66,496,410	67,089,681
Light Industrial	19,635,675	18,075,307
Corporate	7,756,463	7,788,993
Total	$107,135,098	$104,632,889

NOTE 13 - SUBSEQUENT EVENTS

Dividend

On July 25, 2018, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on August 13, 2018 to all shareholders of record as of the close of business on August 6, 2018.

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

Overview

We are a leading national provider of professional temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC ("D&W") in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”) in October 2015, Zycron, Inc. in April 2017, and Smart Resources, Inc. and Accountable Search, LLC in September 2017. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to customers primarily within the United States of America. We operate in 66 branch offices and 19 on-site locations located across 26 states.

The Real Estate (previously referred to as Multifamily) segment provides front office and maintenance temporary workers to various apartment communities and commercial buildings, in 23 states, via property management companies responsible for the apartment communities' day-to-day operations.

The Professional segment provides skilled temporary workers on a nationwide basis for information technology ("IT") and finance and accounting customer projects.

The Light Industrial (previously referred to as Commercial) segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our customers’ business. Demand for our Real Estate staffing services increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services increases during the third quarter of the year and peaks in the fourth quarter. Demand for our Light Industrial staffing services is lower during the first quarter, in part due to customer shutdowns and adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(dollars in thousands)
Revenues	$70,945	$68,774	$137,801	$125,618
Cost of services	51,753	51,547	101,299	94,719
Gross profit	19,192	17,227	36,502	30,899
Selling, general and administrative expenses	11,357	10,780	23,336	20,388
Depreciation and amortization	1,258	1,865	2,554	3,236
Operating income	6,577	4,582	10,612	7,275
Interest expense, net	742	837	1,613	1,396
Income before income tax	5,835	3,745	8,999	5,879
Income tax expense	665	1,460	1,364	2,293
Net income	$5,170	$2,285	$7,635	$3,586

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	72.9%	75.0%	73.5%	75.4%
Gross profit	27.1%	25.0%	26.5%	24.6%
Selling, general and administrative expenses	16.0%	15.7%	16.9%	16.2%
Depreciation and amortization	1.8%	2.7%	1.9%	2.6%
Operating income	9.3%	6.7%	7.7%	5.8%
Interest expense, net	1.0%	1.2%	1.2%	1.1%
Income before income tax	8.2%	5.4%	6.5%	4.7%
Income tax expense	0.9%	2.1%	1.0%	1.8%
Net income	7.3%	3.3%	5.5%	2.9%

Thirteen Week Fiscal Period Ended July 1, 2018 (Fiscal Quarter 2018) Compared with Thirteen Week Fiscal Period Ended June 25, 2017 (Fiscal Quarter 2017)

Revenues:	Thirteen Weeks Ended
	July 1, 2018		June 25, 2017
	(dollars in thousands)
Revenues by segment:
Real Estate	$21,298	30.0%	$16,586	24.1%
Professional	30,132	42.5%	34,198	49.7%
Light Industrial	19,515	27.5%	17,990	26.2%
Total Revenues	$70,945	100.0%	$68,774	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $4.7 million (28.4%), due to our continued geographic expansion plan. Revenue from branches outside of Texas accounted for approximately $3.5 million of the increase and revenue from branches in Texas increased approximately $1.2 million. The increase was due to an 22.1% increase in billed hours and a 4.2% increase in average bill rate. Revenue from existing offices accounted for approximately $4.2 million of the increase and revenue from new offices provided approximately $0.5 million.

Professional Revenues: Professional revenues decreased approximately $4.1 million (11.9%). The IT group decreased $4.8 million, which was partially offset by the finance and accounting group increase of $0.7 million. The Smart acquisition contributed $3.0 million. The overall decrease was due a 17.8% decrease in average bill rate, which was partially offset by a 9.5% increase in billed hours and an increase in permanent placements of $0.2 million.

Light Industrial Revenues: Light Industrial revenues increased approximately $1.5 million (8.5%). Texas branches increased $0.7 million, other branches outside of the Midwest increased $0.8 million, while the Illinois and Wisconsin locations were flat. The overall revenue increase was due to a 2.1% increase in billed hours and a 6.7% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	July 1, 2018		June 25, 2017
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$8,120	42.3%	$6,324	36.7%
Professional	8,074	42.1%	8,287	48.1%
Light Industrial	2,998	15.6%	2,616	15.2%
Total Gross Profit	$19,192	100.0%	$17,227	100.0%

	Thirteen Weeks Ended
	July 1, 2018	June 25, 2017
Gross Profit Percentage by segment:
Real Estate	38.1%	38.1%
Professional	26.8%	24.2%
Light Industrial	15.4%	14.5%
Company Gross Profit	27.1%	25.0%

Overall, our gross profit has increased approximately $2.0 million (11.4%) due primarily growth in our Real Estate segment of $1.8 million and the addition of Smart of $1.1 million. As a percentage of revenue, gross profit has increased to 27.1% from 25.0% primarily due to a greater percentage of revenues coming from our Real Estate segment.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $1.8 million (28.4%) in line with the increase in revenue. The increase in gross profit was due primarily to 2.9% increase in average spread.

Professional Gross Profit: Professional gross profit decreased approximately $0.2 million (2.6%) consistent with the decrease in revenue and a 11.2% decrease in average spread. The IT group decreased by $0.9 million, which was partially offset by a $0.7 million increase in the finance and accounting group from the Smart acquisition.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $0.4 million (14.6%) due to increased corresponding revenue. The average spread increased 7.5%.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $0.6 million (5.4%) primarily related to an increase in Real Estate of $0.9 million from growth and new office expansion, an increase in Professional of $0.7 million, with a $0.9 million increase in the finance and accounting group from the Smart acquisition partially offset by a $0.2 million decrease in the IT group, and an increase in Light Industrial of approximately $0.2 million from increased revenues. These increases were offset by a decrease of $1.2 million in contingent consideration adjustments related to the 2017 Zycron acquisition.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.6 million (32.5%). The decrease in depreciation and amortization is primarily due to Professional segment fully amortized intangible assets related to the 2012 American Partners acquisition.

 Interest Expense, net: Interest expense, net decreased approximately $0.1 million (11.4%) primarily due contingent consideration discounts.

Income Taxes: Income tax expense decreased approximately $0.8 million primarily due to the impact of the 2017 Tax Cuts and Jobs Act and the Option Cancellation Agreement (see Note 10) that is deductible for tax purposes, which resulted in a decrease in the effective rate, partially offset by higher pre tax income of $2.1 million.

Twenty-six Week Fiscal Period Ended July 1, 2018 ("Fiscal 2018") Compared with Twenty-six Week Fiscal Period Ended June 25, 2017 ("Fiscal 2017")

Revenues:	Twenty-six Weeks Ended
	July 1, 2018		June 25, 2017
	(dollars in thousands)
Revenues by segment:
Real Estate	$39,333	28.6%	$29,678	23.6%
Professional	61,222	44.4%	60,030	47.8%
Light Industrial	37,246	27.0%	35,910	28.6%
Total Revenues	$137,801	100.0%	$125,618	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $9.7 million (32.5%) due to our continued geographic expansion plan. Revenue from branches outside of Texas accounted for approximately $6.8 million of the increase and revenue from branches in Texas increased approximately $2.9 million. The increase was due to a 25.4% increase in billed hours and a 4.7% increase in average bill rate. Revenue from existing offices accounted for approximately $8.8 million of the increase and revenue from new offices provided approximately $0.9 million.

Professional Revenues: Professional revenues increased approximately $1.2 million (2.0%), due to Zycron of $8.1 million and Smart of $5.8 million of new revenues. The remaining IT group decreased $8.0 million and the remaining finance and accounting group decreased $4.7 million. The overall increase was due to a 26.9% increase in billed hours and an increase in permanent placements of $0.3 million that was offset by a decrease of 18.0% in average bill rate.

Light Industrial Revenues: Light Industrial revenues increased approximately $1.3 million (3.7%). Texas branches increased $0.6 million, other branches outside of the Midwest increased $0.6 million, and Illinois and Wisconsin locations increased $0.1 million. The overall revenue increase was due to a 6.1% increase in average bill rate that was offset by a 1.8% decrease in billed hours.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Twenty-six Weeks Ended
	July 1, 2018		June 25, 2017
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$15,000	41.1%	$11,309	36.6%
Professional	15,946	43.7%	14,498	46.9%
Light Industrial	5,556	15.2%	5,092	16.5%
Total Gross Profit	$36,502	100.0%	$30,899	100.0%

	Twenty-six Weeks Ended
	July 1, 2018	June 25, 2017
Gross Profit Percentage by segment:
Real Estate	38.1%	38.1%
Professional	26.0%	24.2%
Light Industrial	14.9%	14.2%
Company Gross Profit	26.5%	24.6%

Overall, our gross profit has increased approximately $5.6 million (18.1%) due primarily to increased revenues in our Real Estate segment of $3.7 million and the addition of Zycron of $1.8 million and Smart of $2.1 million. As a percentage of revenue, gross profit has increased to 26.5% from 24.6% primarily due to a higher percentage of our revenues from our Real Estate segment.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $3.7 million (32.6%) consistent with the increase in revenue. The increase in gross profit was due primarily to 3.1% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.4 million (10.0%), due to Zycron of $1.8 million and Smart of $2.1 million, $1.5 million decrease in the remaining IT group and a $1.0 million decrease in the remaining finance and accounting group. The average spread decreased 10.6%.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $0.5 million (9.1%) was due to 6.0% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.9 million (14.5%) related to an increase in Real Estate of $1.8 million from growth, including $0.3 million of new office expansion, an increase in Professional of $1.1 million from Zycron and $1.6 million from Smart offset by a $0.7 million decrease in the remaining Professional segment, and an increase in Light Industrial of $0.1 million from increased revenues. These increases were offset by a decrease of $1.2 million in contingent consideration adjustments related to the 2017 Zycron acquisition.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.7 million (21.1%). The decrease in depreciation and amortization is primarily due to Professional segment fully amortized intangible assets related to the 2012 American Partners acquisition of $0.9 million that was partially offset by an increase in the Professional segment intangible assets acquired in the Smart acquisition of $0.2 million.

Interest Expense, net: Interest expense, net increased approximately $0.2 million (15.5%) primarily due to the increase in the interest of $0.3 million related to the new Term Loan described below and $0.2 million in amortization of the deferred financing fees related to the Amended Credit Agreement. These increases were offset by the decrease in the interest of $0.2 million related to the amortization of contingent consideration discounts from the 2015 VTS acquisition.

Income Taxes: Income tax expense decreased approximately $0.9 million primarily due to the impact of the 2017 Tax Cuts and Jobs Act and the Option Cancellation Agreement that is deductible for tax purposes, which resulted in a decrease in the effective rate, offset by higher pre tax income of $3.1 million.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
	(dollars in thousands)
Net income	$5,170	$2,285	$7,635	$3,586
Interest expense, net	742	837	1,613	1,396
Income tax expense	665	1,460	1,364	2,293
Operating income	6,577	4,582	10,612	7,275
Depreciation and amortization	1,258	1,865	2,554	3,236
Share-based compensation	48	187	115	265
Adjusted EBITDA	$7,883	$6,634	$13,281	$10,776

Liquidity and Capital Resources

Our working capital requirements are primarily driven by temporary worker payments, tax payments and customer accounts receivable receipts. Since receipts from customers lag payments to temporary workers, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement (the “Amended Credit Agreement”) with Texas Capital Bank, National Association (“TCB”), as amended and restated, that provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”). Our primary uses of cash are payments to temporary workers, employees, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

The Company has an effective Form S-3 shelf registration statement allowing for the offer and sale of up to approximately $13 million of common stock. There is no guarantee that we will be able to consummate any offering on terms we consider acceptable or at all.

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
	July 1, 2018	June 25, 2017
	(dollars in thousands)
Net cash provided by operating activities	$4,098	$6,776
Net cash used in investing activities	(453)	(19,337)
Net cash (used in) provided by financing activities	(3,645)	12,561
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2018, net cash provided by operating activities was $4.1 million a decrease of $2.7 million compared with $6.8 million for Fiscal 2017. This decrease is primarily attributable to the timing of payments on accounts receivable, accrued payroll and related expenses and a contingent consideration adjustment.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2018, we made capital expenditures of $0.5 million mainly related to furniture and fixtures and computer equipment in the ordinary course of business. In Fiscal 2017, we paid $18.5 million in connection with the Zycron acquisition and we made capital expenditures of $0.8 million mainly related to computer equipment and software purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Amended Credit Agreement, payment of dividends and contingent consideration paid.

For Fiscal 2018, we paid down $12.8 million in principal payments on the Term Loan described below, we paid $4.8 million in cash dividends on our common stock, we reduced our revolving line of credit by $4.1 million, and paid $3.3 million for the Option Cancellation Agreement. We received net proceeds from issuance of common stock of $21.4 million and used the net proceeds mainly to reduce outstanding indebtedness under our Revolving Facility and Term Loan with TCB and to cancel outstanding options pursuant to the Option Cancellation Agreement.

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement with TCB described below. We are subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. We were in compliance with these covenants as of July 1, 2018.

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

Proceeds from the May 2018 common stock issuance were used to pay down $10.7 million of the principal outstanding under the Term Loan without a repayment fee and reduced the Revolving Facility by $7.5 million.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended July 1, 2018, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 Form 10-K”), and filed with the SEC on March 8, 2018. There have been no material changes from the risk factors as previously disclosed in our 2017 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2017 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Company’s second fiscal quarter of 2018, we issued 7,222 shares of common stock in a cashless exercise of 14,980 outstanding warrants. The warrants had an original weighted average exercise price of $11.13. The foregoing issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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
10.1
Underwriting Agreement, dated May 25, 2018 between BG Staffing, Inc., Roth Capital Partners LLC, and Taglich Brothers, Inc. (incorporated by reference from the registrant's Form 8-K filed on May 25, 2018)

10.2	Stock Option Cancellation Agreement, dated May 31, 2018 between BG Staffing, Inc. and L. Allen Baker, Jr. (incorporated by reference from the registrants Form 8-K filed June 5, 2018)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: July 27, 2018