Form 10-Q
period 2018-09-30
BG Staffing, Inc.
filed 2018-10-30
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☑
The number of shares outstanding of the registrant’s common stock as of October 29, 2018 was 10,157,877.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $473,573 at 2018 and 2017)	$39,691,279	$36,707,885
Prepaid expenses	1,339,763	947,968
Income taxes receivable	—	190,912
Other current assets	709,058	143,237
Total current assets	41,740,100	37,990,002

Property and equipment, net	2,517,234	2,039,935

Other assets
Deposits	3,194,739	2,907,104
Deferred income taxes, net	5,317,371	6,402,513
Intangible assets, net	34,076,543	37,323,286
Goodwill	17,983,549	17,970,049
Total other assets	60,572,202	64,602,952
Total assets	$104,829,536	$104,632,889
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $56,572 and $138,801 for 2018 and 2017, respectively)	$3,924,678	$2,923,699
Accrued interest	348,820	330,630
Accounts payable	261,083	1,909,612
Accrued payroll and expenses	11,721,113	11,540,806
Accrued workers’ compensation	430,165	592,121
Contingent consideration, current portion	3,598,340	4,299,184
Other current liabilities	—	74,052
Income taxes payable	26,525	—
Total current liabilities	20,310,724	21,670,104

Line of credit (net of deferred finance fees of $615,766 and $747,716 for 2018 and 2017, respectively)	13,082,185	20,620,352
Long-term debt, less current portion (net of deferred finance fees of $81,703 and $246,030 for 2018 and 2017, respectively)	6,976,797	20,578,970
Contingent consideration, less current portion	906,959	2,178,486
Other long-term liabilities	698,439	450,298
Total liabilities	41,975,104	65,498,210

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,157,877 and 8,759,376 shares issued and outstanding for 2018 and 2017, respectively, net of treasury stock, at cost, 828 shares and -0- shares for 2018 and 2017, respectively	77,552	87,594
Additional paid in capital	56,563,068	37,675,329
Retained earnings	6,213,812	1,371,756
Total stockholders’ equity	62,854,432	39,134,679
Total liabilities and stockholders’ equity	$104,829,536	$104,632,889
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen and Thirty-nine Week Periods Ended September 30, 2018 and September 24, 2017

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2018	2017	2018	2017
Revenues	$77,062,137	$71,281,674	$214,863,045	$196,899,224
Cost of services	55,689,112	53,033,615	156,987,810	147,752,650
Gross profit	21,373,025	18,248,059	57,875,235	49,146,574
Selling, general and administrative expenses	13,034,161	11,175,596	36,370,008	31,562,377
Depreciation and amortization	1,247,537	1,436,279	3,801,425	4,672,755
Operating income	7,091,327	5,636,184	17,703,802	12,911,442
Interest expense, net	661,683	883,668	2,274,575	2,279,652
Income before income taxes	6,429,644	4,752,516	15,429,227	10,631,790
Income tax expense	1,368,258	1,615,653	2,732,386	3,908,570
Net income	$5,061,386	$3,136,863	$12,696,841	$6,723,220

Net income per share:
Basic	$0.50	$0.36	$1.36	$0.77
Diluted	$0.49	$0.35	$1.32	$0.75

Weighted-average shares outstanding:
Basic	10,109,791	8,759,376	9,368,840	8,724,811
Diluted	10,342,559	9,077,147	9,638,616	9,019,878

Cash dividends declared per common share	$0.30	$0.25	$0.85	$0.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Period Ended September 30, 2018

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2017	$—	8,759,376	$87,594	$—	$37,675,329	$1,371,756	$39,134,679
Share-based compensation	—	—	—	—	873,186	—	873,186
Additional shares of common stock available for issuance in the 2013 Long-Term Incentive Plan	—	—	—	—	(7,500)	—	(7,500)
Issuance of shares, net of offering costs	—	1,293,750	12,938	—	21,347,200	—	21,360,138
Issuance of restricted shares, net of 828 shares of treasury stock	—	41,172	412	(24,027)	(412)	—	(24,027)
Exercise of common stock options and warrants	—	63,579	635	—	10,434	—	11,069
L. Allen Baker, Jr. option cancellation agreement	—	—	—	—	(3,335,169)	—	(3,335,169)
Cash dividend declared	—	—	—	—	—	(7,854,785)	(7,854,785)
Net income	—	—	—	—	—	12,696,841	12,696,841
Stockholders’ equity, September 30, 2018	$—	10,157,877	$101,579	$(24,027)	$56,563,068	$6,213,812	$62,854,432

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Week Periods Ended September 30, 2018 and September 24, 2017

	2018	2017
Cash flows from operating activities
Net income	$12,696,841	$6,723,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	545,751	428,155
Amortization	3,255,674	4,244,600
Loss on disposal of property and equipment	15,554	17,373
Contingent consideration adjustment	(2,160,307)	—
Amortization of deferred financing fees	382,025	168,797
Interest expense on contingent consideration payable	515,932	907,339
Provision for doubtful accounts	39,389	88,000
Share-based compensation	873,186	357,024
Deferred income taxes	1,085,142	(403,715)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,022,783)	(1,803,486)
Prepaid expenses	(391,795)	519,859
Other current assets	(565,821)	72,151
Deposits	(287,636)	(137,726)
Accrued interest	18,190	208,111
Accounts payable	(1,648,529)	(518,921)
Accrued payroll and expenses	180,308	1,252,864
Accrued workers’ compensation	(161,956)	(473,319)
Other current liabilities	(87,552)	120,569
Income taxes payable	217,437	244,072
Other long-term liabilities	(118,062)	(52,703)
Net cash provided by operating activities	11,380,988	11,962,264

Cash flows from investing activities
Business acquired, net of cash received	—	(24,500,000)
Capital expenditures	(681,333)	(895,989)
Proceeds from the sale of property and equipment	—	1,500
Net cash used in investing activities	(681,333)	(25,394,489)

	2018	2017

Cash flows from financing activities
Net payments under line of credit	(7,670,117)	(3,492,293)
Proceeds from issuance of long-term debt	—	25,000,000
Principal payments on long-term debt	(12,847,750)	(500,000)
Payments of dividends	(7,854,785)	(6,545,915)
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	21,339,680	86,249
L. Allen Baker, Jr. option cancellation agreement	(3,335,169)	—
Contingent consideration paid	(327,996)	—
Deferred financing costs	(3,518)	(1,115,816)
Net cash (used in) provided by financing activities	(10,699,655)	13,432,225
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,396,182	$930,811
Cash paid for taxes, net of refunds	$1,378,890	$4,058,353
Non-cash transactions:
Leasehold improvements funded by landlord incentives	$366,202	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a national provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), primarily within the United States of America in three industry segments: Real Estate, Professional, and Light Industrial. We operate in 71 branch offices and 18 on-site locations located across 26 states.

The Real Estate segment provides front office and maintenance temporary workers to various apartment communities and commercial buildings, in 23 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 30, 2018 and December 31, 2017, and include the thirteen and thirty-nine week periods ended September 30, 2018 and September 24, 2017, referred to herein as Fiscal 2018 and 2017, respectively.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse customer base and their dispersion across many different industries and geographic locations nationwide. No single customer accounted for more than 10% of the Company’s accounts receivable as of September 30, 2018 and December 31, 2017 or revenue for the thirty-nine week periods ended September 30, 2018 and September 24, 2017. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2018 and the related percentage for Fiscal 2017 was generated in the following areas:

	Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017
Maryland	11%	12%
Tennessee	14%	11%
Texas	29%	30%

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Beginning balance	$473,573	$473,573	$473,573	$473,573
Provision for doubtful accounts	21,514	75,772	39,389	88,000
Amounts written off, net	(21,514)	(75,772)	(39,389)	(88,000)
Ending balance	$473,573	$473,573	$473,573	$473,573

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $1.9 million and $1.4 million at September 30, 2018 and December 31, 2017, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in Texas, Washington, and Ohio and minimal loss retention coverage for employees in the Light Industrial segment and other non-Texas employees. Under these policies, the Company is required to maintain refundable deposits of $2.9 million and $2.7 million, which are included in Deposits the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

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

Payment terms in our contracts vary by the type and location of our customer and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of September 30, 2018. There were no revenues recognized during the thirty-nine week period ended September 30, 2018 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirty-nine week period ended September 30, 2018.

Share-Based Compensation

The Company recognizes compensation expense in selling, general and administrative expenses over the service period for options or restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Weighted-average number of common shares outstanding:	10,109,791	8,759,376	9,368,840	8,724,811
Effect of dilutive securities:
Stock options and restricted stock	181,012	279,735	227,846	260,404
Warrants	51,756	38,036	41,930	34,663
Weighted-average number of diluted common shares outstanding	10,342,559	9,077,147	9,638,616	9,019,878

Stock options and restricted stock	175,000	178,000	175,000	178,000
Warrants	—	32,250	—	32,250
Antidilutive shares	175,000	210,250	175,000	210,250

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

The effective tax rates of 21.3% and 17.7% for the thirteen and thirty-nine week periods ended September 30, 2018, respectively, were primarily due to the 2017 Tax Cuts and Jobs Act and related state taxes, the deductibility of a portion of the Option Cancellation Agreement (see Note 10) for tax purposes, and a Work Opportunity Tax Credit ("WOTC").

The effective tax rates of 34.0% and 36.8% for the thirteen and thirty-nine week periods ended September 24, 2017, respectively, were primarily due to U.S. federal income tax rate of 34% to income before income taxes primarily as a result of state taxes offset by WOTC.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases, which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases. The amendments are intended to address narrow aspects of the guidance issued in the amendments in ASU 2016-02. Also in July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These new provisions are effective for annual and interim periods beginning after December 15, 2018. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While the impact of the adoption of this guidance will include the recognition of right-of-use assets and lease liabilities on the Company’s statement of financial position, the Company is in the process of evaluating the impact of adoption of this guidance on its systems, processes, and controls.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new guidance is effective for the Company beginning with the fourth quarter of 2020. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on the Company's financial condition or results of operations.

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-07 will have a material impact on the Company's financial condition or results of operations.

In July 2018, the FASB issued ASU No. 2018-09 Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The new guideance is effective beginning after December 15, 2018. The Company does not anticipate the adoption of ASU 2018-09 will have a material impact on the Company's financial statements or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

NOTE 3 - ACQUISITIONS

Zycron, Inc.

On April 3, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Zycron, Inc. (“Zycron”) for an initial cash consideration paid of $18.5 million and issued $1.0 million (70,670 shares privately placed) of the Company's common stock at closing. An additional $0.5 million was held back as partial security for post-closing purchase price adjustments and indemnification obligations, which was paid on October 24, 2017 net of a working capital adjustment. The purchase agreement further provides for contingent consideration of up to $3.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

120 days after the closing date. Thirteen and twenty-five weeks of Zycron operations are included in the thirteen and thirty-nine week periods ended September 24, 2017, which is approximately $9.0 million and $17.6 million, respectively, of revenue and $0.9 million and $1.6 million, respectively, of operating income.

Smart Resources, Inc.

On September 18, 2017, the Company acquired substantially all of the assets and assumed certain liabilities of Smart Resources, Inc. and Accountable Search, LLC (collectively, "Smart") for an initial cash consideration paid of $6.0 million. The purchase agreement provides for contingent consideration of up to $2.0 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital 90 days after the closing date. One week of Smart operations are included in the thirteen and thirty-nine week periods ended September 24, 2017, which is approximately $0.2 million of revenue and $-0- of operating income.

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the periods below that would have been reported if the Zycron and Smart acquisitions had taken place on the first day of the Company's 2017 fiscal year would be as follows (dollars in thousands, except per share amounts):

	September 24, 2017
	Thirteen Weeks Ended	Thirty-nine Weeks Ended
Revenues	$73,782	$214,659
Gross profit	$19,196	$54,391
Net income	$3,203	$6,992
Income per share:
Basic	$0.37	$0.80
Diluted	$0.35	$0.78

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 4.5% and tax expense of the pro forma adjustments at an effective tax rate of approximately 36.8% for Fiscal 2017. The pro forma information presented includes adjustments that will have a continuing impact on the operations that management considers non-recurring in assessing Zycron and Smart's historical performances.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Zycron and Smart acquisitions taken place on the first day of the Company’s 2017 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $39.2 million and $36.0 million at September 30, 2018 and December 31, 2017, respectively. Total amortization expense for the thirteen week periods ended September 30, 2018 and September 24, 2017 was $1.1 million and $1.3 million, respectively. Total amortization expense for the thirty-nine week periods ended September 30, 2018 and September 24, 2017 was $3.3 million and $4.2 million, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	September 30, 2018	December 31, 2017
Temporary worker payroll	$6,211,368	$5,124,908
Temporary worker payroll related	1,848,140	2,454,539
Accrued bonuses and commissions	1,717,838	1,172,497
Other	1,943,767	2,788,862
	$11,721,113	$11,540,806

The following is a schedule of future estimated contingent consideration payments to various parties as of September 30, 2018:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$3,750,000	$(151,660)	$3,598,340
One to two years	1,000,000	(93,041)	906,959
Contingent consideration	$4,750,000	$(244,701)	$4,505,299

In September 2018, the Company determined that there was no pay out due related to the Smart acquisition first year contingent consideration of $1.0 million and recognized a $1.0 million gain in selling, general and administrative expenses.

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement. The Company is subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of September 30, 2018.

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

Line of Credit

At September 30, 2018 and December 31, 2017, $13.7 million and $21.4 million, respectively, was outstanding on the Revolving Facility with TCB. Average daily balance for the thirteen week periods ended September 30, 2018 and September 24, 2017 was $13.3 million and $20.4 million, respectively. Average daily balance for the thirty-nine week periods ended September 30, 2018 and September 24, 2017 was $17.1 million and $20.4 million, respectively.

Borrowings under the Revolving Facility bore interest at:

	September 30, 2018		December 31, 2017
Base Rate	$3,697,951	6.25%	$6,368,068	5.50%
LIBOR	5,000,000	5.09%	5,000,000	4.09%
LIBOR	5,000,000	5.09%	5,000,000	4.13%
LIBOR	—	—%	5,000,000	4.24%
Total	$13,697,951		$21,368,068

Long-Term Debt

Long-term debt consists of and bore interest at:

	September 30, 2018		December 31, 2017
Base Rate	$1,039,750	6.25%	$687,500	5.50%
LIBOR	6,500,000	5.34%	6,500,000	4.34%
LIBOR	3,500,000	5.34%	6,500,000	4.38%
LIBOR	—	—%	6,000,000	4.49%
LIBOR	—	—%	4,200,000	4.64%
Long-term debt	$11,039,750		$23,887,500

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	September 30, 2018	December 31, 2017
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$4,505,299	$6,477,670

The changes in the Level 3 fair value measurements from December 31, 2017 to September 30, 2018 relates to the $2.2 million in adjustments to Zycron and Smart, $0.5 million in accretion, and $0.3 million in payments. The key inputs in determining the fair value of the contingent consideration as of September 30, 2018 and December 31, 2017 included discount rates of ranging from 8% and 22% as well as management's estimates of future sales volumes and EBITDA.

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

In May 2018, the Company issued and sold 1,293,750 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price (before deducting underwriting discounts and commissions and other estimated offering expenses) of $23.3 million in cash. The public offering price was $18.00 per share. The newly issued shares constituted approximately 14.7% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $1.9 million in offering costs. Proceeds were used to pay off existing indebtedness of the Company under the Amended Credit Agreement and cancel outstanding in-the-money stock options held by L. Allen Baker, Jr., BG Staffing's former President and Chief Executive Officer, as described in Note 10 below.

In August 2018, the Company issued a net of 41,172 shares of restricted common stock, $0.01 par value per share, to various employees under the 2013 Long-Term Incentive Plan, as amended (the “2013 Plan”). The restricted shares contain a three year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions. The Company repurchased 828 shares of company stock, or treasury stock, to satisfy the withholding obligation in connection with the vesting of a portion of the restricted stock. Treasury stock is accounted for under the cost method whereby the entire cost of the acquired stock is recorded.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SHARE-BASED COMPENSATION

Stock Options and Restricted Stock

On May 31, 2018, the Company entered into a stock option cancellation agreement (the "Option Cancellation Agreement") with L. Allen Baker, Jr., the Company's former President and Chief Executive Officer, pursuant to which the Company agreed to pay Mr. Baker $18.00 per share of common stock underlying his vested in-the-money stock options granted under the Company’s 2013 Plan, less the exercise price per share thereof, in exchange for the cancellation and termination of such stock options. Pursuant to the terms of the Option Cancellation Agreement, the Company paid $3.3 million to Mr. Baker in exchange for the cancellation of 284,888 stock options granted to him under the 2013 Plan. Mr. Baker continues to have an aggregate of 54,785 stock options to purchase the Company's common stock.

For the thirteen week periods ended September 30, 2018 and September 24, 2017, the Company recognized $0.8 million and $0.1 million of compensation expense related to stock awards, respectively. For the thirty-nine week periods ended September 30, 2018 and September 24, 2017, the Company recognized $0.9 million and $0.4 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of September 30, 2018 amounted to $1.4 million which is expected to be recognized over the next 3.1 years.

A summary of stock option and restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Awards outstanding at December 31, 2017	765,411	$10.27	7.3	$4,521
Granted	217,000	$20.73
Exercised	(89,953)	$8.23
Forfeited / Canceled	(292,088)	$6.71
Awards outstanding at September 30, 2018	600,370	$16.09	7.0	$6,672

Awards exercisable at December 31, 2017	498,611	$8.74	6.8	$3,640
Awards exercisable at September 30, 2018	292,470	$13.97	7.0	$3,871

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 31, 2017	266,800	$3.09
Nonvested outstanding at September 30, 2018	307,900	$18.10

For the thirty-nine week periods ended September 30, 2018, the Company issued 45,956 shares of common stock upon the cashless exercise of 78,453 stock options.

Included in awards outstanding are 31,500 shares of restricted stock, at a weighted average price per share of $28.61, issued under the 2013 Plan as of September 30, 2018. For the thirteen and the thirty-nine week periods ended September 30, 2018, the Company recognized $0.4 million of compensation expense related to restricted stock.

Warrant Activity

For the thirteen and thirty-nine week periods ended September 30, 2018 and September 24, 2017, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of September 30, 2018.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 31, 2017	123,984	$11.51	2.2	$577
Exercised	(30,768)	$11.27
Warrants outstanding at September 30, 2018	93,216	$11.59	1.5	$1,455

Warrants exercisable at December 31, 2017	123,984	$11.51	2.2	$577
Warrants exercisable at September 30, 2018	93,216	$11.59	1.5	$1,455

There were no nonvested warrants outstanding at September 30, 2018 and December 31, 2017.

For the thirty-nine week periods ended September 30, 2018, the Company issued 16,623 shares of common stock upon the cashless exercise of 30,768 warrants.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $0.3 million and $0.2 million to the 401(k) Plan for the thirteen week periods ended September 30, 2018 and September 24, 2017, respectively. The Company contributed $0.8 million and $0.7 million to the 401(k) Plan for the thirty-nine week periods ended September 30, 2018 and September 24, 2017, respectively.

NOTE 12 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides front office and maintenance temporary workers to various apartment communities and commercial buildings, in 23 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Professional segment provides skilled temporary workers on a nationwide basis for IT and finance and accounting customer projects. The Light Industrial segment provides temporary workers primarily to logistics, distribution, and call center customers needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Revenue:
Real Estate	$26,531,283	$21,758,642	$65,864,097	$51,436,393
Professional	29,171,990	31,739,816	90,394,110	91,769,877
Light Industrial	21,358,864	17,783,216	58,604,838	53,692,954
Total	$77,062,137	$71,281,674	$214,863,045	$196,899,224

Depreciation:
Real Estate	$44,784	$23,255	$125,819	$70,159
Professional	74,488	44,261	190,952	129,968
Light Industrial	23,446	27,690	76,372	80,231
Corporate	51,923	49,148	152,608	147,797
Total	$194,641	$144,354	$545,751	$428,155

Amortization:
Professional	1,047,511	1,222,402	$3,132,372	$3,993,474
Light Industrial	—	66,151	110,251	245,903
Corporate	5,385	3,372	13,051	5,223
Total	$1,052,896	$1,291,925	$3,255,674	$4,244,600

Operating income:
Real Estate	$4,958,373	$4,020,995	$11,285,951	$8,524,536
Professional	2,143,425	2,119,550	6,499,285	6,344,222
Light Industrial	1,560,895	1,108,842	3,948,874	3,000,444
Corporate - selling	(212,877)	(119,097)	(541,467)	(371,906)
Corporate - general and administrative	(1,358,489)	(1,494,106)	(3,488,841)	(4,585,854)
Total	$7,091,327	$5,636,184	$17,703,802	$12,911,442

Capital expenditures:
Real Estate	$37,681	$3,947	$114,990	$76,542
Professional	121,170	52,987	382,925	501,928
Light Industrial	44,018	2,463	87,990	71,262
Corporate	25,945	—	95,428	246,257
Total	$228,814	$59,397	$681,333	$895,989

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2018	December 31, 2017
Total Assets:
Real Estate	$15,755,175	$11,678,908
Professional	64,084,428	67,089,681
Light Industrial	18,660,558	18,075,307
Corporate	6,329,375	7,788,993
Total	$104,829,536	$104,632,889

NOTE 13 - SUBSEQUENT EVENTS

Dividend

On October 26, 2018, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on November 13, 2018 to all shareholders of record as of the close of business on November 5, 2018.

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

Overview

We are a leading national provider of professional temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”) in October 2015, Zycron, Inc. in April 2017, and Smart Resources, Inc. and Accountable Search, LLC (collectively, "Smart") in September 2017. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to customers primarily within the United States of America. We operate in 71 branch offices and 18 on-site locations located across 26 states.

The Real Estate segment provides front office and maintenance temporary workers to various apartment communities and commercial buildings, in 23 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(dollars in thousands)
Revenues	$77,062	$71,282	$214,863	$196,899
Cost of services	55,689	53,034	156,988	147,753
Gross profit	21,373	18,248	57,875	49,146
Selling, general and administrative expenses	13,034	11,175	36,370	31,561
Depreciation and amortization	1,248	1,436	3,801	4,673
Operating income	7,091	5,637	17,704	12,912
Interest expense, net	662	884	2,275	2,280
Income before income tax	6,429	4,753	15,429	10,632
Income tax expense	1,368	1,616	2,732	3,909
Net income	$5,061	$3,137	$12,697	$6,723

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	72.3%	74.4%	73.1%	75.0%
Gross profit	27.7%	25.6%	26.9%	25.0%
Selling, general and administrative expenses	16.9%	15.7%	16.9%	16.0%
Depreciation and amortization	1.6%	2.0%	1.8%	2.4%
Operating income	9.2%	7.9%	8.2%	6.6%
Interest expense, net	0.9%	1.2%	1.1%	1.2%
Income before income tax	8.3%	6.7%	7.2%	5.4%
Income tax expense	1.8%	2.3%	1.3%	2.0%
Net income	6.6%	4.4%	5.9%	3.4%

Thirteen Week Fiscal Period Ended September 30, 2018 (Fiscal Quarter 2018) Compared with Thirteen Week Fiscal Period Ended September 24, 2017 (Fiscal Quarter 2017)

Revenues:	Thirteen Weeks Ended
	September 30, 2018		September 24, 2017
	(dollars in thousands)
Revenues by segment:
Real Estate	$26,531	34.4%	$21,759	30.5%
Professional	29,172	37.9%	31,740	44.5%
Light Industrial	21,359	27.7%	17,783	25.0%
Total Revenues	$77,062	100.0%	$71,282	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $4.8 million (21.9%), due to our continued geographic expansion plan and continued growth in existing offices. Revenue from branches outside of Texas accounted for approximately $4.5 million of the increase and revenue from branches in Texas increased approximately $0.3 million. The increase was due to an 14.3% increase in billed hours and a 5.7% increase in average bill rate. Revenue from existing offices accounted for approximately $4.1 million of the increase and revenue from new offices provided approximately $0.7 million. Revenues from the commercial buildings group contributed $0.8 million of the increase and revenues from the apartment group contributed $3.9 million.

Professional Revenues: Professional revenues decreased approximately $2.6 million (8.1%). The IT group decreased $4.0 million, which was partially offset by the finance and accounting group increase of $1.4 million even with the decrease of $1.5 million in revenues from a customer. The Smart acquisition contributed an additional $2.9 million. The overall decrease was due a 16.2% decrease in average bill rate, which was partially offset by a 11.1% increase in billed hours and an increase in permanent placements of $0.5 million.

Light Industrial Revenues: Light Industrial revenues increased approximately $3.6 million (20.1%). Texas branches increased $0.8 million, other branches outside of the Midwest increased $2.8 million, while the Illinois and Wisconsin locations were flat. The overall revenue increase was due to a 12.8% increase in billed hours and a 6.6% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 30, 2018		September 24, 2017
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$10,045	47.0%	$8,198	44.9%
Professional	8,110	37.9%	7,487	41.0%
Light Industrial	3,218	15.1%	2,563	14.1%
Total Gross Profit	$21,373	100.0%	$18,248	100.0%

	Thirteen Weeks Ended
	September 30, 2018	September 24, 2017
Gross Profit Percentage by segment:
Real Estate	37.9%	37.7%
Professional	27.8%	23.6%
Light Industrial	15.1%	14.4%
Company Gross Profit	27.7%	25.6%

Overall, our gross profit has increased approximately $3.1 million (17.1%) due primarily growth in our Real Estate segment of $1.8 million and our Professional segment's addition of Smart of $1.2 million. As a percentage of revenue, gross profit has increased to 27.7% from 25.6% due to higher gross profits across all segments.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $1.8 million (22.5%) in line with the increase in revenue. The increase in gross profit was due primarily to 5.0% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $0.6 million (8.3%) due to an 8.0% decrease in average spread. The IT group decreased by $0.5 million, which was partially offset by a $1.1 million increase in the finance and accounting group from the Smart acquisition.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $0.7 million (25.6%) due to increased corresponding revenue. The average spread increased 6.9%.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $1.9 million (16.6%) primarily related to an increase in Real Estate of $0.9 million from growth and new office expansion, an increase in Professional of $0.7 million, with a $0.9 million increase in the finance and accounting group from the Smart acquisition partially offset by a $0.2 million decrease in the IT group, and an increase in Light Industrial of approximately $0.3 million from increased revenues. Share-based compensation increased $0.7 million from the issuance of restricted stock and stock options granted. These increases were partially offset by a decrease of $1.0 million in contingent consideration adjustments related to the 2017 Smart acquisition.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.2 million (13.1%). The decrease in depreciation and amortization is primarily due to Professional segment fully amortized intangible assets related to the 2012 American Partners acquisition partially offset by increases related to the 2017 Zycron and Smart acquisitions.

 Interest Expense, net: Interest expense, net decreased approximately $0.2 million (25.1%) primarily due to lower contingent consideration discounts.

Income Taxes: Income tax expense decreased approximately $0.2 million primarily due to the impact of the 2017 Tax Cuts and Jobs Act and share-based compensation exercises that are deductible for tax purposes, which resulted in a decrease in the effective rate, partially offset by higher pre tax income of $1.7 million.

Thirty-nine Week Fiscal Period Ended September 30, 2018 ("Fiscal 2018") Compared with Thirty-nine Week Fiscal Period Ended September 24, 2017 ("Fiscal 2017")

Revenues:	Thirty-nine Weeks Ended
	September 30, 2018		September 24, 2017
	(dollars in thousands)
Revenues by segment:
Real Estate	$65,864	30.6%	$51,436	26.1%
Professional	90,394	42.1%	91,770	46.6%
Light Industrial	58,605	27.3%	53,693	27.3%
Total Revenues	$214,863	100.0%	$196,899	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $14.4 million (28.0%) due to our continued geographic expansion plan and continued growth in existing offices. Revenue from branches outside of Texas accounted for approximately $11.2 million of the increase and revenue from branches in Texas increased approximately $3.2 million. The increase was due to a 20.8% increase in billed hours and a 5.1% increase in average bill rate. Revenue from existing offices accounted for approximately $13.6 million of the increase and revenue from new offices provided approximately $0.8 million. Revenues from the commercial buildings group contributed $2.0 million of the increase and revenues from the apartment group contributed $12.4 million.

Professional Revenues: Professional revenues decreased approximately $1.4 million (1.5%). The IT group decreased $4.0 million, which was partially offset by the finance and accounting group increase of $2.6 million even with the decrease of $5.1 million in revenues from a customer. The Zycron acquisition contributed $7.2 million and the Smart acquisition contributed $8.7 million. The overall increase was due to a 21.2% increase in billed hours and an increase in permanent placements of $0.8 million that was offset by a decrease of 17.3% in average bill rate.

Light Industrial Revenues: Light Industrial revenues increased approximately $4.9 million (9.1%). Texas branches increased $1.4 million, other branches outside of the Midwest increased $3.5 million, and Illinois and Wisconsin locations were flat. The increase was due to a 3.0% increase in billed hours and a 6.3% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, temporary worker costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 30, 2018		September 24, 2017
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$25,044	43.2%	$19,506	39.7%
Professional	24,056	41.6%	21,984	44.7%
Light Industrial	8,775	15.2%	7,656	15.6%
Total Gross Profit	$57,875	100.0%	$49,146	100.0%

	Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017
Gross Profit Percentage by segment:
Real Estate	38.0%	37.9%
Professional	26.6%	24.0%
Light Industrial	15.0%	14.3%
Company Gross Profit	26.9%	25.0%

Overall, our gross profit has increased approximately $8.7 million (17.8%) due primarily to increased revenues in our Real Estate segment of $5.5 million and our Professional segment's addition of Zycron of $1.8 million and Smart of $3.2 million. As a percentage of revenue, gross profit has increased to 26.9% from 25.0% primarily due to higher gross profits across all segments.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $5.5 million (28.4%) consistent with the increase in revenue. The increase in gross profit was due primarily to 3.9% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $2.1 million (9.4%) due to the decrease in cost of services which was offset by a 9.7% decrease in average spread. The Zycron acquisition contributed $1.8 million, which was offset by a $2.0 million decrease in the remaining IT group. The Smart acquisition contributed $3.2 million, which was partially offset by an $1.0 million decrease in the remaining finance and accounting group.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $1.1 million (14.6%) from a 6.4% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $4.8 million (15.2%) related to an increase in Real Estate of $2.7 million from growth, including $0.2 million of new office expansion, an increase in Professional of $1.1 million from Zycron and $2.4 million from Smart offset by a $0.8 million decrease in the remaining Professional segment, and an increase in Light Industrial of $0.3 million from increased revenues. Share-based compensation increased $0.5 million from the issuance of restricted stock, a stock option cancellation agreement (the "Option Cancellation Agreement") with the Company's former President and Chief Executive Officer, and options granted. Also, other costs associated with our growth including increased headcount, commissions and bonuses. These increases were offset by a decrease of $2.2 million in contingent consideration adjustments related to the 2017 Zycron and Smart acquisitions.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.9 million (18.7%). The decrease in depreciation and amortization is primarily due to Professional segment fully amortized intangible assets related to the 2012 American Partners acquisition of $1.4 million that was partially offset by an increase in the Professional segment intangible assets acquired in the 2017 Zycron and Smart acquisitions of $0.6 million.

Interest Expense, net: Interest expense, net was flat due to the decrease in the interest of $0.4 million related to the amortization of contingent consideration discounts from the 2015 VTS acquisition which was offset by the increase in the interest of $0.2 million related to the new Term Loan described below and $0.2 million in amortization of the deferred financing fees related to the Amended Credit Agreement (as defined below).

Income Taxes: Income tax expense decreased approximately $1.2 million primarily due to the impact of the 2017 Tax Cuts and Jobs Act, the Option Cancellation Agreement, and share-based compensation exercises that are deductible for tax purposes, which resulted in a decrease in the effective rate, offset by higher pre tax income of $4.8 million.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, and other non-cash expenses such as the loss on extinguishment of debt, contingent consideration, and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
	(dollars in thousands)
Net income	$5,061	$3,137	$12,697	$6,723
Interest expense, net	662	884	2,275	2,280
Income tax expense	1,368	1,616	2,732	3,909
Operating income	7,091	5,637	17,704	12,912
Depreciation and amortization	1,248	1,436	3,801	4,673
Contingent consideration adjustment	(988)	—	(2,160)	—
Share-based compensation	758	92	873	357
Adjusted EBITDA	$8,109	$7,165	$20,218	$17,942

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
	September 30, 2018	September 24, 2017
	(dollars in thousands)
Net cash provided by operating activities	$11,381	$11,962
Net cash used in investing activities	(681)	(25,394)
Net cash (used in) provided by financing activities	(10,700)	13,432
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2018, net cash provided by operating activities was $11.4 million a decrease of $0.6 million compared with $12.0 million for Fiscal 2017. This decrease is primarily attributable to contingent consideration adjustments, the timing of payments on accounts receivable, accrued payroll and related expenses, amortization expense, and prepaid and other current assets, which were partially offset by an increase in net deferred tax assets.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2018, we made capital expenditures of $0.7 million mainly related to furniture and fixtures and computer equipment in the ordinary course of business. In Fiscal 2017, we paid $24.5 million in connection with the Zycron and Smart acquisitions and we made capital expenditures of $0.9 million mainly related to computer equipment and software purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Amended Credit Agreement, payment of dividends and contingent consideration paid.

For Fiscal 2018, we paid down $12.8 million in principal payments on the Term Loan described below, and $7.9 million in cash dividends on our common stock, we reduced our revolving line of credit by $7.7 million, we paid $3.3 million for the Option Cancellation Agreement, and we paid $0.3 million of contingent consideration related to the Zycron acquistion. We received net proceeds from issuance of common stock of $21.3 million and used the net proceeds mainly to reduce outstanding indebtedness under our Revolving Facility and Term Loan with TCB and to cancel outstanding options pursuant to the Option Cancellation Agreement.

For Fiscal 2017, we received proceeds from issuance of the $25.0 million term loan mainly to fund the Zycron and Smart acquisitions. We reduced our revolving line of credit by $3.5 million, paid $6.5 million in cash dividends on our common stock, and paid $1.1 million in deferred financing costs related to the Amended Credit Agreement, and paid $0.5 million in principal payment on the term loan.

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

The Revolving Facility and Term Loan bear interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Amended Credit Agreement). Swing Line Loans bear interest at the Base Rate plus the Applicable Margin. All interest and commitment fees are generally paid quarterly. Additionally, we pay an unused commitment fee on the unfunded portion of the Revolving Facility. Our obligations under the Amended Credit Agreement are secured by a first priority security interest in substantially all of our, and our subsidiaries, tangible and intangible property.

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement with TCB described below. We are subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. We were in compliance with these covenants as of September 30, 2018.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and our CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Company’s third fiscal quarter of 2018, we issued 9,401 shares of common stock in a cashless exercise of 15,788 outstanding warrants. The warrants had an original weighted average exercise price of $11.42. The foregoing issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

During the Company’s third fiscal quarter of 2018, we repurchased 828 shares of the Company's common stock at a cost of $24,027 and a weighted average price of $29.02 upon the vesting of restricted stock to satisfy statutory minimum tax withholding requirements.

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

3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013).
10.1	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.2*	Form of Restricted Stock Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

BG STAFFING, INC.

/s/ Beth Garvey
Name:	Beth Garvey
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dan Hollenbach
Name:	Dan Hollenbach
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: October 30, 2018