Form 10-K
period 2018-12-30
BG Staffing, Inc.
filed 2019-03-12
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018

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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 29, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $234,569,924 (based on the closing sale price of the Registrant's common stock on June 29, 2018 as reported on NYSE American).

As of March 12, 2019, there were 10,229,490 shares of the Registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to our future financial or operating performance, future plans and objectives, competitive positioning, requirements for additional capital, government regulation of operations and the timing and possible outcome of litigation and regulatory matters. All statements other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K that address activities, events or developments that we, or our subsidiaries, expect or anticipate may occur in the future are forward-looking statements. Often, but not always, forward-looking statements can be identified by use of forward-looking words such as “aim,” “potential,” “may,” “could,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations. Forward-looking statements are based on certain assumptions and analyses made by us, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Readers are cautioned not to put undue reliance on such forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and known and unknown risks, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among other things, general business, economic, competitive, political and social uncertainties, the actual results of current operations, industry conditions, intellectual property and other proprietary rights, liabilities inherent in our industry, accidents, labor disputes, delays in obtaining regulatory approvals or financing and general market factors, including interest rates, equity markets, business competition, changes in government regulations. Additional risks and uncertainties include, but are not limited to, those listed under “Item 1A. Risk Factors.”

Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in the forward-looking statements, there may be other factors that cause results to differ from those anticipated. Forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of the Annual Report on Form 10-K and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, results or otherwise, except as required by applicable securities laws.

Part I
ITEM 1. BUSINESS.

Overview and History
BG Staffing, Inc. (“BG Staffing,” “we,” or the “Company”) is a leading national provider of temporary staffing services that operates, along with its wholly owned subsidiaries, within the U.S. in three industry segments: Real Estate, Professional, and Light Industrial. We provide field talent to a variety of client partners that are seeking to match their workforce requirements to their business needs. Our client partners operate across a diverse set of industries.

We employ a diverse operating model, both from a skill set and a geographic standpoint, which we believe mitigates downside revenue risk.

Our temporary staffing services consist of on-demand or short-term staffing assignments, contract staffing, and on-site management administration. Short-term staffing services assist employers in dealing with employee demands caused by such factors as seasonality, fluctuations in client partner demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent employees. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term staffing services allows companies to utilize a contingent staffing approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

Our contract staffing services place field talent with client partners for time-periods of more than three months or for an indefinite time period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the workforce for a large project.

In an on-site management arrangement, we place an experienced manager on-site at a client partner’s place of business. The manager is responsible for conducting all recruiting, employee screening, interviewing, drug testing, hiring and employee placement for field talent at the client partner’s facility for a long-term or indefinite period.

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

•
In December 2011, we purchased substantially all of the assets and assumed certain liabilities of Extrinsic, LLC, which specialized in providing information technology staffing services to client partners within the U.S. We continue to operate under the Extrinsic trade name.

•
In December 2012, we acquired substantially all of the assets and assumed certain liabilities of American Partners, Inc., which specialized in providing information technology staffing services to client partners within the U.S. We continue to operate under the American Partners trade name.

•
In June 2013, we acquired substantially all of the assets and assumed certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC, a wholly owned subsidiary of InStaff Holding Corporation (collectively, “InStaff”). This acquisition has allowed us to strengthen and expand our operations in our Light Industrial segment. We continue to operate under the InStaff trade name.

•
In March 2015, we acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC ("D&W"), which specialized in providing temporary and full-time staffing services of accounting and finance personnel and secretarial and administrative personnel to client partners in Texas and Louisiana. We continue to operate under the Donovan & Watkins trade name.

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

•
In September 2017, we acquired substantially all of the assets and assumed certain liabilities of Smart Resources Inc. and Accountable Search, LLC (collectively, "Smart"), which specialized in providing temporary and full-time staffing services of accounting and finance personnel and secretarial and administrative personnel to client partners in Chicago market. We continue to operate under the Accountable Search and Smart Resources trade names.

We operate through 75 branch offices and 19 on-site locations located across 27 states. We do not currently have any foreign operations.

Our Industry

The temporary staffing industry supplies field talent to client partners to help them minimize the cost and effort of workforce planning. These services also enable the client partner to rapidly respond to changes in business conditions, and in some cases to convert fixed labor costs to variable costs. Temporary staffing companies act as intermediaries in matching available field talent to client partner assignments. The demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs and respond to changing market conditions.

The temporary staffing market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry. During recessionary periods, the number of companies has decreased through consolidation, bankruptcies, or other events. The temporary staffing industry is experiencing increased demand in relation to total job growth as client partners have placed a greater priority on maintaining a more flexible workforce.

The temporary staffing industry is large and highly fragmented with approximately 20,000 competing companies. In September 2018, Staffing Industry Analysts estimated the 2019 U.S. temporary staffing market will be an estimated $152 billion, which is up from an estimated $145 billion in 2018. Staffing companies compete both to recruit and retain a supply of field talent and to attract and retain client partners to use these workers. Client partner demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

Our Operations

We have diversified our operations to provide field talent within distinct segments of the industry. We refer to these segments as Real Estate, Professional, and Light Industrial.

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

Our Segments

Our operations are organized into three business segments: Real Estate, Professional, and Light Industrial.

Real Estate Segment

Our Real Estate segment is a leading provider of office and maintenance field talent to various apartment communities and commercial buildings. We currently have 51 branch offices in 24 states. The Real Estate division utilizes a centralized recruiting model from recruiting centers in Dallas, Houston, and Austin, Texas, in the Charlotte, North Carolina area, and the Tampa, Florida area. All open positions nationally are recruited from one of these regional recruiting centers. The workers we assign to our Real Estate client partners are our field talent, although our client partners provide on-the-job direction, control and supervision.

Professional Segment

Our Professional segment provides highly skilled IT professionals with expertise in SAP, Workday, Olik View, Hyperion, Oracle, project management and other IT staffing skills to client partners on a national basis. Our client partners include large Fortune 500 companies and consulting firms engaged in systems integration projects. We operate our national coverage of the IT market from our offices in North Carolina, Rhode Island, Maryland, and Tennessee. Additionally, we provide finance, accounting, legal and related support personnel primarily in Texas and Louisiana through our Texas based D&W group and in the Chicago area through our Smart group.

Light Industrial Segment

Our Light Industrial segment provides field talent to manufacturing, distribution, and logistics client partners needing a flexible workforce. We currently have 13 branch offices and 19 on-site locations operating in 6 states. Our Light Industrial segment field talent perform services in a variety of skilled and unskilled positions. The field talent we assign to our Light Industrial client partners are our workers, although our client partners provide on-the-job direction, control and supervision.

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

Our Recruiting

We believe a key component of our success is the ability to recruit and maintain a pool of qualified field talent and regularly place them into desirable and appropriate positions. We use comprehensive methods to identify, assess, select and, when appropriate, measure the skills of our field talent and permanent placement candidates to meet the needs of our client partners.

Our Client Partners

We currently service small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the staffing industry, our engagements to provide temporary services to our client partners are generally of a non-exclusive, short-term nature and subject to termination by the client partner with little or no notice. No client partner accounted for more than 10% of our revenues in 2018, 2017, or 2016.

Growth Strategy

We are committed to growing our operations. Revenues have grown from $35 million in 2009 to $286.9 million in 2018, by using a growth strategy reliant upon both acquisitions and organic growth.

We will continue to evaluate acquisition opportunities utilizing our proven approach to the assessment, valuation, and integration of acquisitions. Additionally, we are committed to continue to grow our operations in our current markets, as well as expand into new markets within the segments and industries that we currently serve.

We are organized to handle many of the administrative functions at our corporate location so that our branches can focus on business development and the effective recruiting and assignment of field talent.

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

The principal competitive factors in attracting qualified candidates for temporary assignments are pay rates, availability of assignments, duration of assignments and responsiveness to requests for placement. We believe that many potential candidates seeking temporary assignments through us may also be pursuing assignments through other means. Therefore, the speed at which we place prospective field talent and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified field talent. In addition to having high quality field talent to assign in a timely manner, the principal competitive factors in obtaining and retaining client partners in the temporary staffing industry are properly assessing the client partners’ specific job requirements, the appropriateness of the field talent assigned to the client partner, the price of services and the monitoring of client partner satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Seasonality

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services increases during the third quarter of the year and peaks in the fourth quarter due to increase in the demand for holiday help. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

The staffing industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing client partners tend to use temporary staffing to supplement their existing workforces and generally hire direct workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues can also decrease quickly when the economy begins to weaken.

Team Members and Field Talent

As of February 4, 2019, we had 349 team members (staff employees) at our corporate and branch offices. During the fiscal year ended 2018, we assigned approximately 30,000 field talent and had working, on average, approximately 5,000 field talent during the fourth quarter of 2018.

None of our team members or field talent are represented by a labor union, and we are not aware of any current efforts or plans to organize any of our team members or field talent. To date we have not experienced any material labor disruptions.

Intellectual Property

We own or have rights to various copyrights, trademarks, service marks, trade names and domain names used in our business, including, but not limited to, BG Staffing, BG Staffing Group, BG Personnel Services, Extrinsic, American Partners, InStaff, BG Temporary Staffing, BG Multifamily, BG Talent, Triance, Donovan & Watkins, D&W Talent, Vision Technology Services, Zycron, Smart Resources, Accountable Search, bgstaffing.com, bgstaffinggroup.com, bgpersonnel.com, bgpersonnel.net, bgstaffing.net, bgcompanies.net, bgmail.com, ltnstaffing.com, milwaukeetemps.com, milwaukeetmepsinc.com, extrinsicllc.com, extrinsicgroup.com, extrinsicresources.com, jnastaffing.com, therightpeoplerightnow.com, rightpeoplerightnow.com, americanpartnersinc.com, instaff.com, donwat.com, vistechs.com, smartstaffing.com, accountablesearch.com and executiveassistantsearch.com. Our trade names are valuable assets that reinforce the distinctiveness of our brands.

Regulation

We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. We are subject to the laws and regulations of the jurisdictions within which we operate. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those client partners who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could also materially harm our business.

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

In order to compete effectively in our markets, we must target our potential client partners carefully, continue to improve our efficiencies and the scope and quality of our services, and rely on our service quality, innovation, education and program clarity. If our competitive advantages are not compelling or sustainable, then we are unlikely to increase or sustain profits and our stock price could decline.

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

Geographic revenue in excess of 10% of the Company's consolidated revenue in fiscal year 2018 and the related percentage for fiscal years 2017 and 2016 was generated in the following areas:

	2018	2017	2016
Maryland	11%	12%	13%
Tennessee	14%	12%	5%
Texas	29%	29%	32%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

A downturn of the U.S. or global economy could result in our client partners using fewer workforce solutions and services or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

Because demand for workforce solutions and services, particularly staffing services, is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for staffing services typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our client partners become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer.

Our service agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of client partners in a short period of time.

Our service agreements with our client partners are generally cancelable by the client partners with little or no notice to us. As a result, a significant number of our client partners can terminate their agreements with us at any time, making us particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace.

If we are unable to retain existing client partners or attract new client partners, our results of operations could suffer.

Increasing the growth and profitability of our business is particularly dependent upon our ability to retain existing client partners and capture additional client partners. Our ability to do so is dependent upon our ability to provide high quality services and offer competitive prices. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new client partners and our existing client partners base could decrease, either or both of which could have an adverse impact on our revenues.

We have debt that could adversely affect our financial health and prevent us from fulfilling our obligations or put us at a competitive disadvantage.

While we believe our current debt level is reasonable, we have in the past utilized debt for acquisitions. Our level of debt and the limitations imposed on us by our lenders could have a material impact on investors, including the requirement to use a portion of our cash flow from operations for debt service rather than for our operations and the need to comply with the various covenants associated with such debt. Additionally, we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing. We could also be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions, or we may be disadvantaged compared to competitors with less leverage.

We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our revolving credit facility, we may not be able to meet payroll requirements.

We require significant amounts of working capital to operate our business. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. In particular, we use working capital to pay expenses relating to our team members and field talent and to satisfy our workers’ compensation and tax liabilities. Generally, we pay our field talent on a weekly basis while we receive payments from our client partners 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay team members and field talent and fund related payroll liabilities prior to receiving payment from client partners.

We derive working capital for our operations through cash generated by our operating activities and borrowings under our revolving credit facility. We believe that our current sources of capital are adequate to meet our working capital needs. However, our available sources of capital are limited. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms, or at all.

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

Any future failure to comply with our covenants which may occur under our credit agreement could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurances that any future lender will waive defaults that may occur in the future. If we are forced to refinance our credit agreement, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and interest rates.

Our credit agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including minimum fixed charge coverage ratio, maximum leverage ratio, minimum dividend fixed charge coverage ratio, and restrictions on the payment of dividends.

We could be required to write-off goodwill or intangible assets in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $18.0 million and $33.0 million, respectively, at the end of 2018. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our results of operations.

The amount of collateral that we are required to maintain to support our workers’ compensation obligations could increase, reducing the amount of capital we have available to support and grow our field operations.

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. Our workers’ compensation program renews annually on January 1 of each year, and as part of the renewal, collateral is adjusted to reflect current operating levels. These collateral requirements are significant and place pressure on our liquidity and working capital capacity. We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms, or at all.

We are dependent on workers’ compensation insurance coverage at commercially reasonable terms.

We provide workers’ compensation insurance for our team members and field talent. Our workers’ compensation insurance policies are renewed annually. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on commercially reasonable terms. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies. The loss of workers' compensation insurance could have a material adverse effect on the Company’s financial position and results of operations.

Because we assume the obligation to make wage, tax and regulatory payments in respect of our team members and field talent, we are exposed to client partner credit risks.

We generally assume responsibility for and manage the risks associated with our team members and field talent payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the client partner makes payments required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by generally invoicing our client partners weekly and having a high number of client partners who are geographically and industry diverse. We also carefully monitor the timeliness of our client partners’ payments and impose strict credit standards on our client partners. If we fail to successfully manage our credit risk, we may suffer losses which would decrease our profitability.

Our business is subject to federal, state and local labor and employment laws and a failure to comply could materially harm our business.

We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. We are subject to the laws and regulations of the jurisdictions within which we operate. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those client partners who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date. Any inability or failure to comply with government regulation could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could also materially harm our business.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions that took effect during 2014 and established new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties were assessed on employers who do not offer health insurance that meets certain affordability or benefit requirements. A portion of the 2017 Tax Cuts and Jobs Act became effective in 2019 reducing the penalty to zero that requires most individuals to have health insurance, which effectively repealed the Health Care Reform Laws requirement. However, some states have begun proceedings to keep these mandates intact through state legislation. Unless modified by regulations or subsequent legislation, the payment of tax penalties if such coverage is not adequate, may increase our costs. Without the individual mandate, more individuals might decline coverage, which could have an impact on employer premiums. If we are unable to raise the rates we charge our client partners to cover these costs, such increases in costs could materially harm our business.

In addition, certain of our client partners may require that we indemnify them against losses in the event that the client partner is determined to be non-compliant with the Health Care Reform Laws with respect to one or more of our field talent assigned to such client partner. We have not received notice from any client partner that acts or omissions by us may have resulted in losses to the client partner relating to non-compliance with the Health Care Reform Laws, any future liabilities that may be incurred by us pursuant to any such indemnification provisions could affect our results of operations.

It is likely that the U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Health Care Reform Laws. It is unclear at this point what the scope of any future such legislation will be and when it will become effective. Because of the uncertainty surrounding this replacement health care reform legislation, we cannot predict with any certainty the likely impact of the Health Care Reform Laws’ repeal or the adoption of any other health care reform legislation on the Company’s financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of the Company’s health care expenditures may increase.

 We may be exposed to employment-related claims and losses, including class action lawsuits, which could have a material adverse effect on our business.

Temporary staffing service providers typically assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:

•	discrimination and harassment;

•	wrongful termination or denial of employment;

•	violations of employment rights related to employment screening or privacy issues;

•	classification of field talent;

•	assignment of illegal aliens;

•	violations of wage and hour requirements;

•	retroactive entitlement to field talent benefits;

•	errors and omissions by our field talent;

•	misuse of client partners proprietary information;

•	misappropriation of funds;

•	damage to client partners facilities due to negligence of field talent; and

•	criminal activity.

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

We depend on our ability to attract and retain qualified field talent.

We depend on our ability to attract qualified field talent who possess the skills and experience necessary to meet the staffing requirements of our client partners. We must continually evaluate our base of available qualified personnel to keep pace with changing client partner needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available. Our success is substantially dependent on our ability to recruit and retain qualified field talent.

We would be adversely affected by the loss of key personnel.

Our operations and financial success depends significantly on our leadership management team. The loss of any key members of this group could adversely affect our business, financial condition and results of operations.

We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, or if our security measures are breached, our client partner and field talent relationships and our ability to attract new client partners may be adversely affected.

Our business could be interrupted by damage to or disruption of our computer, telecommunications equipment, or software systems, and we may lose data. Our client partners’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our client partners may be impaired, we may lose client partners, our ability to attract new client partners may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. In addition, our business involves the storage and transmission of field talent or client partners’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client partner data, our reputation may be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our services could be harmed.

The Company maintains insurance with respect to many of such claims. While such claims have not historically had a material adverse effect upon the Company, there can be no assurance that the Company will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon the Company or that such claims (whether by reason of the Company not having sufficient insurance or by reason of such claims being outside the scope of the Company’s insurance) will not have a material adverse effect upon the Company.

Acquisitions and new business initiatives may not be successful.

We expect to continue making acquisitions and entering into new business initiatives as part of our long-term business strategy. These acquisitions and new business initiatives involve significant challenges and risks, including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or diversion of management’s attention from our other business. We may be unable to identify suitable acquisition candidates in the future. Moreover, acquisitions may require substantial capital needs and the incurrence of additional indebtedness which may change significantly our capitalization and results of operations. Further, these acquisitions could result in post-closing discovery of material undisclosed liabilities of the acquired business or assets, title or other defects with respect to acquired assets, discrepancies or errors in furnished financial statements or other information or breaches of representations made by the sellers, or the unexpected loss of key team members or client partners from acquired businesses. These events could cause harm to our operating results or financial condition.

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

Our common stock has been traded on the NYSE American since October 27, 2014, and we cannot predict whether an active trading market for our common stock will continue. Even if an active trading market continues, the market price of our common stock may remain volatile.
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

We cannot be sure we will pay dividends in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

Prior to December 19, 2014, we had not paid cash dividends on our common stock. While we have declared and paid dividends for the prior seventeen quarterly periods, we are limited in our ability to pay dividends by our credit agreement, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive office is located at 5850 Granite Parkway, Suite 730, Plano, Texas 75024, and our telephone number is 972-692-2400. We lease our corporate headquarters, which is approximately 6,200 square feet of space. We operate through 75 branch offices and 19 on-site locations located across 27 states. We lease all of our branch offices, which are located throughout the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph compares, through December 30, 2018, the cumulative total return of the Company’s common stock, a peer group index of certain publicly traded employment services companies, and the Russell 2000. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
This peer group index represents the cumulative total return of the Company and the following corporations providing field talent or permanent employment services: GEE Group, Mastech Digital, RCM Technologies and Staffing 360 Solutions.

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

Quarter Ended	High	Low
December 30, 2018	$27.46	$18.61
September 30, 2018	$29.59	$22.61
July 1, 2018	$24.07	$17.86
April 1, 2018	$19.46	$15.30
December 31, 2017	$18.17	$14.65
September 24, 2017	$18.85	$14.26
June 25, 2017	$18.50	$13.85
March 26, 2017	$15.64	$12.84

As of February 4, 2019, the last reported sales price for our common stock was $26.00 per share.
As of February 4, 2019, there were approximately 5,342 holders of record of our common stock.

Dividends

The board of directors has declared or paid the following cash dividends during the fiscal years ended 2018, 2017, and 2016:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
January 26, 2016	February 8, 2016	February 19, 2016	$0.25	$1,846,989
April 28, 2016	May 9, 2016	May 16, 2016	$0.25	1,849,691
July 26, 2016	August 8, 2016	August 15, 2016	$0.25	2,167,121
October 19, 2016	October 31, 2016	November 7, 2016	$0.25	2,167,121
Total				$8,030,922

January 26, 2017	February 13, 2017	February 20, 2017	$0.25	$2,167,327
April 20, 2017	May 1, 2017	May 8, 2017	$0.25	2,188,744
July 20, 2017	July 31, 2017	August 7, 2017	$0.25	2,189,844
October 23, 2017	November 2, 2017	November 7, 2017	$0.25	2,189,844
Total				$8,735,759

February 1, 2018	February 12, 2018	February 20, 2018	$0.25	$2,189,844
May 10, 2018	May 21, 2018	May 29, 2018	$0.30	2,638,232
July 25, 2018	August 6, 2018	August 13, 2018	$0.30	3,026,709
October 26, 2018	November 5, 2018	November 13, 2018	$0.30	3,067,124
Total				$10,921,909

On February 6, 2019, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on February 26, 2019 to all shareholders of record as of the close of business on February 19, 2019.

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

Equity Compensation Plans

The following equity compensation plan information is provided as of December 30, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (2013 Long-Term Incentive Plan)	526,985	$16.49	337,531
Total	526,985	$16.49	337,531

A description of the equity compensation plan is incorporated by reference to Note 13 in the Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During 2018, we issued 16,623 shares of common stock in a cashless exercise of 30,768 outstanding warrants. The warrants had an original weighted average exercise price of $11.27.

The foregoing issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

During 2018, we repurchased 828 shares of the Company's common stock at a cost of $24,027 and a weighted average price of $29.02 upon the vesting of restricted stock to satisfy statutory minimum tax withholding requirements. There were no share repurchases during the fiscal years ended 2017 or 2016.

Item 6.  Selected Financial Data.

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2018, 2017, and 2016 and the balance sheet data as of December 30, 2018 and December 31, 2017 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2015 and 2014 and the balance sheet data as of December 25, 2016, December 27, 2015, and December 28, 2014 set forth below were derived from our audited financial statements not included in this Annual Report.

	Fiscal Years Ended
	December 30, 2018	December 31, 2017		December 25, 2016	December 27, 2015	December 28, 2014
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$286,863	$272,600		$253,852	$217,534	$172,811
Gross profit	$76,595	$68,402		$60,073	$47,907	$34,527
Selling, general and administrative expenses	$47,291	$44,350		$37,804	$30,390	$24,084
Depreciation and amortization	$5,044	$6,292		$6,733	$5,544	$4,642
Operating income	$24,260	$17,760		$15,536	$11,973	$5,801
Loss on extinguishment of debt	$—	$—		$404	$439	$—
Loss on extinguishment of related party debt	$—	$—		$—	$—	$987
Interest expense, net	$2,850	$3,253		$3,962	$2,996	$2,472
Interest expense-related party	$—	$—		$—	$—	$213
Change in fair value of put option	$—	$—		$—	$(177)	$1,184
Income before income taxes	$21,410	$14,507		$11,170	$8,715	$945
Income tax expense	$3,860	$8,659	(1)	$4,288	$3,368	$1,374
Net income (loss)	$17,550	$5,848		$6,882	$5,347	$(429)

Net Income (Loss) Per Share:
Net income (loss) per share – basic	$1.83	$0.67		$0.85	$0.76	$(0.08)
Net income (loss) per share – diluted	$1.79	$0.65		$0.82	$0.73	$(0.08)
Weighted average shares outstanding – basic	9,577	8,734		8,108	7,079	5,649
Weighted average shares outstanding – diluted	9,808	9,038		8,400	7,289	5,649

Other Financial Data:
Adjusted EBITDA (2)	$27,106	$24,737		$22,643	$19,398	$10,970
Same Day EBITDA (2)	$27,106	$24,216		$22,643	$19,398	$10,970
Cash dividends declared per common share	$1.15	$1.00		$1.00	$0.75	$0.15

Balance Sheet Data:
Working capital	$20,555	$16,320	$19,185	$10,016	$8,304
Total assets	$100,269	$104,633	$81,214	$84,400	$53,276
Total outstanding borrowings, net	$20,089	$44,123	$23,618	$30,649	$21,591
Total other long-term liabilities	$662	$2,629	$1,858	$4,519	$2,922
Stockholders’ equity	$65,702	$39,135	$40,488	$25,928	$16,363

(1)	Includes a $3.3 million re-measurement of the net deferred tax assets as a result of the Tax Cuts and Jobs Act ("TCJA").

(2)
We present Adjusted EBITDA and Same Day EBITDA (defined below), measures that are not in accordance with generally accepted accounting principles ("non-GAAP"), in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA and Same Day EBITDA are useful performance measures and are used by us to facilitate comparisons of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles ("GAAP") can provide alone. Our board and management also use Adjusted EBITDA and Same Day EBITDA as some of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreements are based on EBITDA as defined in the credit agreements.

We define “Adjusted EBITDA” as earnings before interest expense and related party interest, income taxes, depreciation and amortization expense, loss on early extinguishment of debt and related party debt, and transaction fees and other non-cash expenses such as the put option adjustment, contingent consideration adjustment, and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. In addition, the financial covenants in our credit agreement are based on Adjusted EBITDA as defined in the credit agreement. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance.

We define “Same Day EBITDA” as Adjusted EBITDA on a fifty-two week fiscal year basis. Omitting the additional revenue days in a fifty-three week fiscal year ended provides a financial measure that facilitates comparisons of our results of operations with those of our fifty-two week fiscal year and comparisons of our results with those companies having same number of days. Same Day EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA or Same Day EBITDA differently than we do, limiting their usefulness as comparative measures.

The use of Adjusted EBITDA and Same Day EBITDA have limitations as analytical tools, and you should not consider these performance measures in isolation from, or as an alternative to, GAAP measures such as net income (loss). Adjusted EBITDA and Same Day EBITDA are not measures of liquidity under GAAP or otherwise, and are not alternatives to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA and Same Day EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA and Same Day EBITDA include: (i) they do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) they do not reflect changes in, or cash requirements for, our working capital needs; (iii) they do not reflect income tax payments we may be required to make; and (iv) they do not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the reconciliation to Adjusted EBITDA and Same Day EBITDA from net income (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income (loss) to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

	Fiscal Years Ended
	December 30, 2018	December 31, 2017		December 25, 2016	December 27, 2015	December 28, 2014
	(dollars in thousands)
Net income (loss)	$17,550	$5,848		$6,882	$5,347	$(429)
Interest expense and related party interest, net	2,850	3,253		3,962	2,996	2,685
Income tax expense	3,860	8,659	(3)	4,288	3,368	1,374
Loss on extinguishment of debt and related party debt	—	—		404	439	987
Change in fair value of put option	—	—		—	(177)	1,184
Operating income	24,260	17,760		15,536	11,973	5,801
Depreciation and amortization	5,044	6,292		6,733	5,544	4,642
Contingent consideration adjustment	(3,775)	(226)		(167)	1,001	(666)
Share-based compensation	1,069	447		314	353	1,193
Transaction fees	$508	$464		$227	$527	$—
Adjusted EBITDA	27,106	24,737		22,643	19,398	10,970
Same day adjustment	—	(521)		—	—	—
Same day EBITDA	$27,106	$24,216		$22,643	$19,398	$10,970

(3)	Includes a $3.3 million re-measurement of the net deferred tax assets as a result of the TCJA.

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

Overview

We are a leading national provider of professional temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015, VTS in October 2015, Zycron in April 2017 and Smart in September 2017. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to client partners primarily within the United States of America. We operate through 75 branch offices and 19 on-site locations located across 27 states.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings, in 24 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology ("IT") and finance and accounting client partner projects.

The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements.

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
	52 week	53 week	52 Week
	(dollars in thousands)
Revenues	$286,863	$272,600	$253,852
Cost of services	210,268	204,198	193,779
Gross Profit	76,595	68,402	60,073
Selling, general and administrative expenses	47,291	44,350	37,804
Depreciation and amortization	5,044	6,292	6,733
Operating income	24,260	17,760	15,536
Loss on extinguishment of debt	—	—	(404)
Interest expense, net	(2,850)	(3,253)	(3,962)
Income before income tax	21,410	14,507	11,170
Income tax expense	3,860	8,659	4,288
Net income	$17,550	$5,848	$6,882

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Revenues	100.0%	100.0%	100.0%
Cost of services	73.3	74.9	76.3
Gross Profit	26.7	25.1	23.7
Selling, general and administrative expenses	16.5	16.3	14.9
Depreciation and amortization	1.8	2.3	2.7
Operating income	8.5	6.5	6.1
Loss on extinguishment of debt	—	—	(0.2)
Interest expense, net	(1.0)	(1.2)	(1.6)
Income before income tax	7.5	5.3	4.4
Income tax expense	1.3	3.2	1.7
Net income	6.1%	2.1%	2.7%

Fifty-two Week Fiscal Year Ended December 30, 2018 (Fiscal 2018) Compared with Fifty-three Week Fiscal Year Ended December 31, 2017 (Fiscal 2017)

The Fiscal 2017 consolidated statement of operations includes 39 weeks of Zycron operations and 15 weeks of Smart operations.

Revenues:

	Fiscal Year Ended
	December 30, 2018		December 31, 2017
	(dollars in thousands)
Revenues by Segment:
Real Estate	$86,874	30.3%	$71,807	26.3%
Professional	119,300	41.6%	126,641	46.5%
Light Industrial	80,689	28.1%	74,152	27.2%
Total Revenues	$286,863	100.0%	$272,600	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $15.1 million (21.0%) due to our continued geographic expansion plan and continued growth in existing offices. Revenue from branches outside of Texas accounted for approximately $12.6 million of the increase. The increase was due to a 14.0% increase in billed hours and a 5.3% increase in average bill rate. Revenue from existing offices accounted for approximately $14.2 million of the increase and revenue from new offices provided approximately $0.9 million. Revenues from the commercial buildings group contributed $2.7 million of the increases and revenues from the apartment group contributed $12.4 million.

Professional Revenues: Professional revenues decreased approximately $7.3 million (5.8%). The IT group decreased $9.6 million. This decrease was offset by an increase in the finance and accounting group of $2.2 million even with their decrease of $6.0 million in revenues from a single client partner. The Zycron acquisition contributed an additional $5.8 million and the Smart acquisition contributed an additional $8.4 million increase over 2017. The overall decrease was due to a 10.8% increase in billed hours and a decrease of 13.8% in average bill rate that was offset by an increase in permanent placements of $0.8 million.

Light Industrial Revenues: Light Industrial revenues increased approximately $6.5 million (8.8%). Texas branches increased revenues $0.9 million and other branches outside of the Midwest increased $5.6 million, while the Illinois and Wisconsin locations were flat. The overall revenue increase was due to a 2.6% increase in billed hours and a 6.4% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	December 30, 2018	December 31, 2017
	(dollars in thousands)
Gross Profit by Segment:
Real Estate	$32,955	$27,138
Professional	31,566	30,626
Light Industrial	12,074	10,638
Total Gross Profit	$76,595	$68,402

	Fiscal Year Ended
	December 30, 2018	December 31, 2017
Gross Profit Percentage by Segment:
Real Estate	37.9%	37.8%
Professional	26.5%	24.2%
Light Industrial	15.0%	14.3%
Company Gross Profit Percentage	26.7%	25.1%

Overall, our gross profit increased approximately $8.2 million (12.0%) due primarily to increased revenues in our Real Estate segment of $5.8 million and our Professional segment's addition of Zycron of $1.4 million and Smart of $3.1 million. As a percentage of revenue, gross profit has increased to 26.7% from 25.1%, primarily due to higher gross profits across all segments.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $5.8 million (21.4%) consistent with the increase in revenue. The increase in gross profit was due primarily to 4.6% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.0 million (3.1%) due to the decrease in cost of services which was offset by a 7.0% decrease in average spread. The Zycron acquisition contributed $1.4 million, which was offset by a $2.8 million decrease in the remaining IT group. The Smart acquisition contributed $3.1 million, which was partially offset by a $0.8 million decrease in the remaining finance and accounting group including the decrease of $1.0 million from a single client partner.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $1.4 million (13.5%) from an increase of 6.3% in the average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.9 million (6.6%) related to an increase in Real Estate of $2.5 million from growth, including $0.1 million of new office expansion, and an increase in Professional of $1.0 million from Zycron and $2.4 million from Smart offset by a $0.8 million decrease in the remaining Professional segment, and an increase in Light Industrial of $0.4 million from increased revenues. Share-based compensation increased $0.6 million from the issuance of restricted stock, a stock option cancellation agreement (the "Option Cancellation Agreement") with the Company's former President and Chief Executive Officer, and options granted. Also, other various costs associated with our revenue growth including increased headcount, commissions and bonuses. These increases were offset by a decrease of $3.5 million in contingent consideration adjustments related to the 2017 Zycron and Smart acquisitions.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $1.2 million (19.8%). The decrease in depreciation and amortization is primarily due to Professional segment fully amortized intangible assets related to the
2012 American Partners acquisition of $1.7 million that was partially offset by an increase in the Professional segment intangible assets acquired in the 2017 Zycron and Smart acquisitions of $0.6 million.

Interest Expense, net: Interest expense, net decreased $0.4 million primarily due to the decrease in the interest of $0.6 million related to the amortization of contingent consideration discounts from the 2015 VTS acquisition which was offset by the increase of $0.2 million in amortization of the deferred financing fees related to the Amended Credit Agreement (as defined below).

Income Taxes: Income tax expense decreased approximately $4.8 million primarily due to the rate change impact of the 2017 Tax Cuts and Jobs Act ("TCJA"), the Option Cancellation Agreement, and share-based compensation exercises that are deductible for tax purposes, which resulted in a decrease in the effective rate, offset by higher pre-tax income of $6.9 million.

Non-GAAP Same Day Revenues: Same Day Revenues are defined as a fifty-three week fiscal year ended December 31, 2017 (Fiscal 2017) revenues less five revenue days. The Fiscal 2017 revenues of $272.6 million would be less $5.7 million for five revenue days resulting in Same Day Revenues of $266.9 million. Same Day Revenues increased $20.0 million (7%) to $286.9 million in Fiscal 2018. Same Day Revenues and GAAP revenues were equal for Fiscal 2018.

Non-GAAP Same Day Gross Profit: Same Day Gross Profit is defined as a fifty-three week fiscal year ended December 31, 2017 (Fiscal 2017) gross profit less five gross profit days. The Fiscal 2017 gross profit of $68.4 million would be less $1.4 million for five gross profit days resulting in Same Day Gross Profit of $67.0 million. Same Day Gross Profit increased $9.6 million (14%) to $76.6 million in Fiscal 2018. Same Day Gross Profit and GAAP gross profit were equal for Fiscal 2018.

Fifty-three Week Fiscal Year Ended December 31, 2017 (Fiscal 2017) Compared with Fifty-two Week Fiscal Year Ended December 25, 2016 (Fiscal 2016)

The Fiscal 2017 consolidated statement of operations includes 39 weeks of Zycron operations and 15 weeks of Smart operations.

Revenues:

	Fiscal Year Ended
	December 31, 2017		December 25, 2016
	(dollars in thousands)
Revenues by Segment:
Real Estate	$71,807	26.3%	$57,995	22.8%
Professional	126,641	46.5%	107,037	42.2%
Light Industrial	74,152	27.2%	88,820	35.0%
Total Revenues	$272,600	100.0%	$253,852	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $13.8 million (23.8%) due to our continued geographic expansion plan. Revenue from branches outside of Texas accounted for approximately $8.9 million of the increase and revenue from branches in Texas increased approximately $4.9 million. The increase was due to a 16.4% increase in billed hours and a 6.0% increase in average bill rate. Revenue from existing offices accounted for approximately $11.5 million of the increase and revenue from new offices provided approximately $2.3 million.

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

Light Industrial Revenues: Light Industrial revenues decreased approximately $14.7 million (16.5%) primarily from operations in Texas. Texas branches decreased revenues $8.3 million and other branches outside of the Midwest decreased $6.9 million, which were offset by Illinois and Wisconsin locations increased $0.5 million. The overall revenue decrease was due to a 20.6% decrease in billed hours that was offset by a 5.0% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	December 31, 2017	December 25, 2016
	(dollars in thousands)
Gross Profit by Segment:
Real Estate	$27,138	$21,547
Professional	30,626	25,728
Light Industrial	10,638	12,798
Total Gross Profit	$68,402	$60,073

	Fiscal Year Ended
	December 31, 2017	December 25, 2016
Gross Profit Percentage by Segment:
Real Estate	37.8%	37.2%
Professional	24.2%	24.0%
Light Industrial	14.3%	14.4%
Company Gross Profit Percentage	25.1%	23.7%

Overall, our gross profit increased approximately $8.3 million (13.9%) due primarily to the Zycron ($5.7 million) and Smart ($1.1 million) acquisitions and increased revenues in our Real Estate segment, offset by decreased revenues in our Light Industrial segment. As a percentage of revenue, gross profit has increased to 25.1% from 23.7%, primarily due to higher percentage of our revenues from our Real Estate and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $5.6 million (25.9%) consistent with the increase in revenue. The increase in gross profit percentage of 0.6% was due primarily to 6.1% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $4.9 million (19.0%) due to Zycron of $5.7 million, Smart of $1.1 million, a 1.2% increase in average spread, offset by a $0.8 million decrease in the remaining finance and accounting group and a $1.2 million decrease in the remaining IT group.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $2.2 million (16.9%) due to the corresponding decreased revenue offset by an increase of 5.0% in the average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $6.5 million (17.3%) related to an increase in Real Estate of $2.8 million from growth, including $0.7 million of new office expansion, and an increase in Professional of $3.1 million from Zycron and $0.9 million from Smart.

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

Interest Expense, net: Interest expense, net decreased approximately $0.7 million (17.9%) primarily due to the decrease in the interest of $1.2 million related to the payoff of the 13% subordinated debt, the decrease in contingent consideration discounts of $0.6 million, partially offset by the increase of $0.7 million in the new Term Loan described below and the increase of $0.3 million in the revolver.

Income Taxes: Income tax expense, net increased approximately $4.4 million primarily due to the impact of the TCJA which resulted in a re-measurement of the net deferred tax assets of $3.3 million and an increase of $1.1 million from increased pretax income.

Non-GAAP Same Day Revenues: Same Day Revenues are defined as a fifty-three week fiscal year ended December 31, 2017 (Fiscal 2017) revenues less five revenue days. The Fiscal 2017 revenues of $272.6 million would be less $5.7 million for five revenue days resulting in Same Day Revenues of $266.9 million. Same Day Revenues increased $13.0 million (5%) from $253.9 million in Fiscal 2016. Same Day Revenues and GAAP revenues were equal for Fiscal 2016.

Non-GAAP Same Day Gross Profit: Same Day Gross Profit is defined as a fifty-three week fiscal year ended December 31, 2017 (Fiscal 2017) gross profit less five gross profit days. The Fiscal 2017 gross profit of $68.4 million would be less $1.4 million for five gross profit days resulting in Same Day Gross Profit of $67.0 million. Same Day Gross Profit increased $6.9 million (11%) from $60.1 million in Fiscal 2016. Same Day Gross Profit and GAAP gross profit were equal for Fiscal 2016.

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement (the “Amended Credit Agreement”) with Texas Capital Bank, National Association (“TCB”) as amended and restated that provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
	(dollars in thousands)
Net cash provided by operating activities	$18,426	$18,064	$9,534
Net cash used in investing activities	(924)	(25,644)	(931)
Net cash (used in) provided by financing activities	(17,502)	7,580	(8,603)
Net change in cash and cash equivalents	$—	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2018, net cash provided by operating activities was $18.4 million, an increase of $0.4 million compared with $18.1 million for Fiscal 2017. This increase is primarily attributable to higher net income, which was partially offset by a decrease in contingent consideration adjustments, the timing of payments on operating assets and liabilities, amortization expense, and net deferred tax assets.

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

In Fiscal 2018, we made capital expenditures of $0.9 million mainly related to furniture and fixtures and computer equipment purchased in the ordinary course of business. In Fiscal 2017, we paid $18.5 million in connection with the Zycron acquisition, $6.0 million in connection with the Smart acquisition and we made capital expenditures of $1.1 million mainly related to computer equipment and software purchased in the ordinary course of business. In Fiscal 2016, we made capital expenditures of $0.9 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our Amended Credit Agreement, payment of dividends and contingent consideration paid.

For Fiscal 2018, we paid down $13.8 million in principal payments on the Term Loan described below, paid $10.9 million in cash dividends on our common stock, we reduced our revolving line of credit by $10.7 million, we paid $3.3 million related to Option Cancellation Agreement, and we paid $1.0 million of contingent consideration related to the 2015 VTS and 2017 Zycron acquisitions. We received net proceeds from the issuance of common stock of $22.2 million and used the net proceeds to reduce outstanding indebtedness under our Revolving Facility and Term Loan with TCB and to cancel outstanding options pursuant to the Option Cancellation Agreement, as noted above.

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

Credit Agreements

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement. The Company is subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. As of December 30, 2018, the Company was in compliance with these covenants.

The Company borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquisition on April 3, 2017. The Company borrowed $5.0 million on the accordion in conjunction with the closing of the Smart acquisition on September 18, 2017. Proceeds from the May 2018 common stock issuance (see Note 12 to the consolidated financial statements in this Annual Report on Form 10-K) were used to pay down $10.7 million of the principal outstanding under the Term Loan without a repayment fee and reduce the Revolving Facility by $7.5 million.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 30, 2018.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$20,771	$4,288	$5,834	$10,650	$—
Contingent consideration	2,500	2,500	—	—	—
Operating lease obligations	6,265	1,837	2,443	1,569	417
Contractual cash obligations	$29,536	$8,624	$8,276	$12,219	$417

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

Revenue Recognition

We derive our revenues from three segments: Real Estate, Professional, and Light Industrial. We provide temporary staffing and permanent placement services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to client partners less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

We record revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. We have concluded that gross reporting is appropriate because we (i) have the risk of identifying and hiring qualified workers, (ii) have the discretion to select the workers and establish their price and duties and (iii) we bear the risk for services that are not fully paid for by client partners.

Temporary staffing revenues - Field talent revenues from contracts with client partners are recognized in the amount to which we have a right to invoice, when the services are rendered by our field talent.

Permanent placement staffing revenues - Permanent placement staffing revenues are recognized when employment candidates start their permanent employment. We estimate the effect of permanent placement candidates who do not remain with our client partners through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to client partners are generally calculated as a percentage of the new worker’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant.

Goodwill and Intangible Assets

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. Intangible assets consist of the value of contract-related intangible assets, trade names and non-compete agreements acquired in acquisitions and purchased software and internal payroll costs directly incurred in the modification of software for internal use. We amortize on a straight-line basis intangible assets over their estimated useful lives unless their useful lives are determined to be indefinite. We review goodwill and other intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

Contingent Consideration

We have obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. Prior to Fiscal 2017, the calculation of the fair value of the expected future payments uses a discount rate that approximates our weighted average cost of capital. For acquisitions beginning in Fiscal 2017, based on a new valuation methodology, the fair value calculation of the expected future payments uses a discount rate commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.

Financial Instruments

We use fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with TCB that provides for the revolving credit facility and term loan and current rates available to us for debt with similar terms and risk.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BG Staffing, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BG Staffing, Inc. (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2019 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
March 12, 2019

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 30, 2018	December 31, 2017
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $468,233 and $473,573 at 2018 and 2017, respectively)	$37,606,721	$36,707,885
Prepaid expenses	984,219	947,968
Income taxes receivable	—	190,912
Other current assets	22,733	143,237
Total current assets	38,613,673	37,990,002

Property and equipment, net	2,556,992	2,039,935

Other assets
Deposits	3,209,419	2,907,104
Deferred income taxes, net	4,870,997	6,402,513
Intangible assets, net	33,034,173	37,323,286
Goodwill	17,983,549	17,970,049
Total other assets	59,098,138	64,602,952
Total assets	$100,268,803	$104,632,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $44,920 and $138,801 for 2018 and 2017, respectively)	$4,242,580	$2,923,699
Accrued interest	308,547	330,630
Accounts payable	146,257	1,909,612
Accrued payroll and expenses	10,411,374	11,540,806
Accrued workers’ compensation	530,980	592,121
Contingent consideration, current portion	2,363,512	4,299,184
Other current liabilities	—	74,052
Income taxes payable	55,841	—
Total current liabilities	18,059,091	21,670,104

Line of credit (net of deferred finance fees of $571,782 and $747,716 for 2018 and 2017, respectively)	10,078,507	20,620,352
Long-term debt, less current portion (net of deferred finance fees of $65,850 and $246,030 for 2018 and 2017, respectively)	5,767,650	20,578,970
Contingent consideration, less current portion	—	2,178,486
Other long-term liabilities	661,542	450,298
Total liabilities	34,566,790	65,498,210

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,227,247 and 8,759,376 shares issued and outstanding for 2018 and 2017, respectively, net of treasury stock, at cost, 828 shares and -0- shares for 2018 and 2017, respectively	78,246	87,594
Additional paid in capital	57,624,379	37,675,329
Retained earnings	7,999,388	1,371,756
Total stockholders’ equity	65,702,013	39,134,679
Total liabilities and stockholders’ equity	$100,268,803	$104,632,889

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 30, 2018, December 31, 2017 and December 25, 2016

	2018	2017	2016
Revenues	$286,862,926	$272,600,050	$253,852,214
Cost of services	210,267,734	204,198,052	193,778,848
Gross profit	76,595,192	68,401,998	60,073,366
Selling, general and administrative expenses	47,291,020	44,349,272	37,804,208
Depreciation and amortization	5,044,487	6,291,958	6,733,341
Operating income	24,259,685	17,760,768	15,535,817
Loss on extinguishment of debt	—	—	(404,119)
Interest expense, net	(2,850,405)	(3,253,134)	(3,961,617)
Income before income taxes	21,409,280	14,507,634	11,170,081
Income tax expense	3,859,739	8,659,200	4,287,674
Net income	$17,549,541	$5,848,434	$6,882,407

Net income per share:
Basic	$1.83	$0.67	$0.85
Diluted	$1.79	$0.65	$0.82

Weighted average shares outstanding:
Basic	9,577,498	8,733,941	8,107,637
Diluted	9,808,080	9,038,187	8,399,883

Cash dividends declared per common share	$1.15	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 30, 2018, December 31, 2017 and December 25, 2016

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 27, 2015	—	7,387,955	$73,880	$—	$20,446,948	$5,407,596	$25,928,424
Share-based compensation	—	—	—	—	313,988	—	313,988
Issuance of shares, net of offering costs	—	1,191,246	11,912	—	15,096,844	—	15,108,756
Exercise of common stock options and warrants	—	89,284	893	—	284,908	—	285,801
Cash dividends declared	—	—	—	—	—	(8,030,922)	(8,030,922)
Net income	—	—	—	—	—	6,882,407	6,882,407
Stockholders’ equity, December 25, 2016	—	8,668,485	86,685	—	36,142,688	4,259,081	40,488,454
Share-based compensation	—	—	—	—	447,301	—	447,301
Issuance of shares, net of offering costs	—	70,670	707	—	991,793	—	992,500
Exercise of common stock options and warrants	—	20,221	202	—	93,547	—	93,749
Cash dividends declared	—	—	—	—	—	(8,735,759)	(8,735,759)
Net income	—	—	—	—	—	5,848,434	5,848,434
Stockholders’ equity, December 31, 2017	—	8,759,376	87,594	—	37,675,329	1,371,756	39,134,679
Share-based compensation	—	—	—	—	1,069,482	—	1,069,482
Issuance of shares, net of offering costs	—	1,293,750	12,938	—	21,347,200	—	21,360,138
Issuance of restricted shares, net of 828 shares of treasury stock	—	41,172	412	(24,027)	(412)	—	(24,027)
Exercise of common stock options and warrants	—	132,949	1,329	—	867,949	—	869,278
Option cancellation agreement	—	—	—	—	(3,335,169)	—	(3,335,169)
Cash dividends declared	—	—	—	—	—	(10,921,909)	(10,921,909)
Net income	—	—	—	—	—	17,549,541	17,549,541
Stockholders’ equity, December 30, 2018	—	10,227,247	$102,273	$(24,027)	$57,624,379	$7,999,388	$65,702,013

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 30, 2018, December 31, 2017 and December 25, 2016

	2018	2017	2016
Cash flows from operating activities
Net income	$17,549,541	$5,848,434	$6,882,407
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	746,443	592,317	486,682
Amortization	4,298,044	5,699,641	6,246,659
Loss on disposal of property and equipment	17,765	17,373	10,192
Loss on extinguishment of debt, net	—	—	404,119
Contingent consideration adjustment	(3,775,307)	(225,743)	(167,393)
Amortization of deferred financing fees	453,513	251,376	104,847
Amortization of debt discounts	—	—	43,159
Interest expense on contingent consideration payable	624,145	1,208,095	1,839,429
Provision for doubtful accounts	40,618	760,633	389,319
Share-based compensation	1,069,482	447,301	313,988
Deferred income taxes	1,531,516	3,109,942	(1,100,663)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(939,454)	1,434,308	(1,393,935)
Prepaid expenses	(36,251)	102,443	(89,550)
Other current assets	120,504	27,425	(20,503)
Deposits	(302,315)	(245,018)	(424,107)
Accrued interest	(22,083)	229,762	(296,363)
Accounts payable	(1,763,355)	(555,971)	(620,523)
Accrued payroll and expenses	(1,129,431)	284,667	(1,927,592)
Accrued workers’ compensation	(61,141)	(162,435)	(34,322)
Other current liabilities	(87,553)	(299,691)	(945,382)
Income taxes receivable and payable	246,753	(384,177)	(110,750)
Other long-term liabilities	(154,959)	(76,959)	(55,878)
Net cash provided by operating activities	18,426,475	18,063,723	9,533,840

Cash flows from investing activities
Businesses acquired, net of cash received	—	(24,500,000)	—
Capital expenditures	(923,994)	(1,145,757)	(938,943)
Proceeds from sale of property and equipment	—	2,350	7,587
Net cash used in investing activities	(923,994)	(25,643,407)	(931,356)

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 30, 2018, December 31, 2017 and December 25, 2016

	2018	2017	2016
Cash flows from financing activities
Net (payments) borrowings under line of credit	(10,717,778)	(2,514,646)	7,665,714
Proceeds from issuance of long-term debt	—	25,000,000	—
Principal payments on long-term debt	(13,766,500)	(1,112,500)	(15,281,657)
Payments on other current liabilities	—	—	(500,000)
Payments of dividends	(10,921,909)	(8,735,759)	(8,030,922)
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	22,205,389	86,249	15,254,406
Option cancellation agreement	(3,335,169)	—	—
Contingent consideration paid	(962,996)	(4,024,257)	(7,556,162)
Deferred financing costs	(3,518)	(1,119,403)	(153,863)
Net cash (used in) provided by financing activities	(17,502,481)	7,579,684	(8,602,484)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,764,960	$1,447,138	$2,440,757
Cash paid for taxes, net of refunds	$2,012,325	$5,909,250	$5,500,076
Non-cash transactions:
Leasehold improvements funded by landlord incentives	$366,202	$255,493	$—

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

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings, in 24 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology ("IT") and finance and accounting client partner projects.

The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 30, 2018, the 53 weeks ended December 31, 2017, and the 52 weeks ended December 25, 2016, referred to herein as Fiscal 2018, 2017 and 2016, respectively.

Reclassifications

Certain reclassifications have been made to the 2016 and 2017 financial statements to conform with the 2018 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include goodwill, intangible assets and contingent consideration obligations related to acquisitions. Additionally, the valuation of share-based compensation option expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of December 30, 2018 and December 31, 2017 or revenue in Fiscal 2018, 2017 and 2016. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2018 and the related percentage for Fiscal 2017 and 2016 was generated in the following areas:

	2018	2017	2016
Maryland	11%	12%	13%
Tennessee	14%	12%	5%
Texas	29%	29%	32%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for doubtful accounts for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received.

Changes in the allowance for doubtful accounts for the fiscal years are as follows:

	2018	2017
Beginning balance	$473,573	$473,573
Provision for doubtful accounts	40,618	760,633
Amounts written off, net	(45,958)	(760,633)
Ending balance	$468,233	$473,573

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

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in the Texas, Washington, and Ohio and minimal loss retention coverage for team members and field talent in the Light Industrial segment and other non-Texas employees. Under these policies, the Company is required to maintain refundable deposits of $2.9 million and $2.7 million, which are included in Deposits the accompanying consolidated balance sheets, as of December 30, 2018 and December 31, 2017, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during Fiscal 2018, 2017 and 2016.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that there were no impairment indicators for these assets in Fiscal 2018, 2017 and 2016.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2018, 2017 or 2016.

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

Revenue Recognition

The Company adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") ASU 2014-09, Revenue from Contracts with Customers on January 1, 2018 on a modified retrospective basis. As the initial adoption of the standard did not have a material impact on the Company's financial condition or results of operations, no cumulative effect was recognized at the date of initial application. The Company also had no significant changes to systems, processes, or controls.

The Company derives its revenues from three segments: Real Estate, Professional, and Light Industrial. The Company provides temporary staffing and permanent placement services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

The Company records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified field talent, (ii) has the discretion to select the field talent and establish their price and duties and (iii) bears the risk for services that are not fully paid for by client partners.

Temporary staffing revenues - Field talent revenues from contracts with client partners are recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s field talent.

Permanent placement staffing revenues - Permanent placement staffing revenues are recognized when employment candidates start their permanent employment. The Company estimates the effect of permanent placement candidates who do not remain with its client partners through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to client partners are generally calculated as a percentage of the new worker’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Refer to Note 17 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 30, 2018. There were no revenues recognized during Fiscal 2018 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during Fiscal 2018.

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense for Fiscal 2018, 2017 and 2016 was $1.9 million, $1.5 million, and $1.3 million, respectively.

Share-Based Compensation

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	December 30, 2018	December 31, 2017	December 25, 2016
Weighted-average number of common shares outstanding:	9,577,498	8,733,941	8,107,637
Effect of dilutive securities:
Stock options and restricted stock	186,995	268,765	258,617
Warrants	43,587	35,481	33,629
Weighted-average number of diluted common shares outstanding	9,808,080	9,038,187	8,399,883

Stock options and restricted stock	175,000	178,000	50,000
Warrants	—	32,250	32,250
Anti-dilutive shares	175,000	210,250	82,250

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. Goodwill is deductible for tax purposes.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“TCJA”) into law. Effective January 1, 2018, among other changes, TCJA reduced the federal corporate tax rate to 21 percent. Accounting Standards Codification ("ASC") Topic 740-25 and 35 prescribes that the impact of changes in laws or rates shall be recognized at the date of enactment. Accordingly, in Fiscal 2017, we recorded a $3.3 million dollar reduction to our net deferred tax assets with an offsetting increase in income tax expense.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. The Company does not have any net operating loss carry forwards.

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 30, 2018 or December 31, 2017.

The Company follows the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases, which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases. The amendments are intended to address narrow aspects of the guidance issued in the amendments in ASU 2016-02. Also in July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. These new provisions are effective for annual and interim periods beginning after December 15, 2018. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company estimates that the adoption will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $4 million on its Consolidated Balance Sheet, with no material impact to its Consolidated Statements of Operations.

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

In July 2018, the FASB issued ASU No. 2018-09 Codification Improvements, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The new guidance is effective beginning after December 15, 2018. The Company does not anticipate the adoption of ASU 2018-09 will have a material impact on the Company's financial statements or results of operations.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable	$4,345,312
Prepaid expenses and other assets	82,122
Property and equipment	128,431
Intangible assets	13,818,475
Goodwill	7,037,271
Liabilities assumed	(2,997,027)
Total net assets acquired	$22,414,584
Cash	$18,500,000
Hold back	500,000
Common stock	1,000,000
Working capital adjustment	(177,469)
Fair value of contingent consideration	2,592,053
Total fair value of consideration transferred for acquired business	$22,414,584

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$475,000	5 years
Trade name	5,006,000	Indefinite
Client partner list	8,337,475	10 years
Total	$13,818,475

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable	$1,228,614
Prepaid expenses and other assets	38,150
Property and equipment	38,270
Intangible assets	4,903,602
Goodwill	1,748,119
Liabilities assumed	(144,906)
Total net assets acquired	$7,811,849
Cash	$6,000,000
Working capital adjustment	51,212
Fair value of contingent consideration	1,760,637
Total fair value of consideration transferred for acquired business	$7,811,849

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$20,000	5 years
Client partner list	4,883,602	10 years
Total	$4,903,602

The Company incurred costs of $0.3 million related to the Zycron and Smart acquisitions. These costs were expensed as incurred in selling, general and administrative expenses in 2017.

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the period below that would have been reported if the Zycron and Smart acquisitions had taken place on the first day of Fiscal 2017 would be as follows (dollars in thousands, except per share amounts):

2017
Revenues	$290,359
Gross profit	$73,647
Net income	$6,117
Income per share:
Basic	$0.70
Diluted	$0.68

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility at a rate of 4.50% and tax expense of the pro forma adjustments at an effective tax rate of approximately 36.8%. The pro forma information presented includes adjustments that will have a continuing impact on the operations that management considers non-recurring in assessing Zycron and Smart's historical performances.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Zycron and Smart acquisitions taken place on the first day of Fiscal 2017 or of the results that may be achieved by the combined enterprise in the future.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 30, 2018 and December 31, 2017 consist of the following:

	2018	2017
Leasehold improvements	$1,243,270	$720,212
Furniture and fixtures	1,062,696	773,268
Computer systems	2,273,205	1,827,486
Vehicles	96,288	96,288
	4,675,459	3,417,254
Accumulated depreciation	(2,118,467)	(1,377,319)
Property and equipment, net	$2,556,992	$2,039,935

Total depreciation expense in Fiscal 2018, 2017 and 2016 was $746,443, $592,317 and $486,682, respectively.

NOTE 5 - INTANGIBLE ASSETS

Finite and indefinite lived intangible assets consist of the following at:

	December 30, 2018
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$51,609,561	$36,931,448	$14,678,113
Covenant not to compete	1,918,000	1,499,005	418,995
Computer software	848,111	391,612	456,499
	54,375,672	38,822,065	15,553,607
Indefinite lives:
Trade names	18,913,000	1,432,434	17,480,566
Total	$73,288,672	$40,254,499	$33,034,173

	December 31, 2017
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$51,609,561	$33,072,346	$18,537,215
Covenant not to compete	1,918,000	1,289,755	628,245
Computer software	839,180	161,920	677,260
	54,366,741	34,524,021	19,842,720
Indefinite lives:
Trade names	18,913,000	1,432,434	17,480,566
Total	$73,279,741	$35,956,455	$37,323,286

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense for the next five years and thereafter is as follows:

Fiscal Years Ending:
2019	$3,852,593
2020	2,903,452
2021	1,564,541
2022	1,361,281
2023	1,321,975
Thereafter	4,549,765
Total	$15,553,607

Total amortization expense for Fiscal 2018, 2017 and 2016 was $4.3 million, $5.7 million and $6.2 million, respectively.

NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill as of and during the years ended were as follows at:

	Real Estate	Professional	Light Industrial	Total
December 25, 2016	$1,073,755	$3,086,084	$5,024,820	$9,184,659
additions from acquisitions	—	8,785,390	—	8,785,390
December 31, 2017	1,073,755	11,871,474	5,024,820	17,970,049
additions from acquisitions	—	13,500	—	13,500
December 30, 2018	$1,073,755	$11,884,974	$5,024,820	$17,983,549

NOTE 7 - ACCRUED PAYROLL AND EXPENSES, CONTINGENT CONSIDERATION, AND OTHER LONG-TERM LIABILITIES

Accrued payroll and expenses consist of the following at:

	December 30, 2018	December 31, 2017
Field talent payroll	$4,236,534	$5,124,908
Field talent payroll related	1,402,926	2,454,539
Accrued bonuses and commissions	1,673,130	1,172,497
Other	3,098,784	2,788,862
Accrued payroll and expenses	$10,411,374	$11,540,806

The following is a schedule of future estimated contingent consideration payments to various parties as of December 30, 2018:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$2,500,000	$(136,488)	$2,363,512

Other long-term liabilities consisted primarily of deferred rent at December 30, 2018 and December 31, 2017.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company's income tax expense for the fiscal years are comprised of the following:

	2018	2017		2016
Current federal income tax	$1,568,308	$4,619,445		$3,570,814
Current state income tax	759,915	929,813		1,817,523
Deferred income tax (credit)	1,531,516	3,109,942	(1)	(1,100,663)
Income tax expense	$3,859,739	$8,659,200		$4,287,674
(1) Fiscal 2017 includes the impact of TCJA.

Significant components of the Company’s deferred income taxes are as follows at:

	December 30, 2018	December 31, 2017
Deferred tax assets:
Allowance for doubtful accounts	$102,980	$104,289
Goodwill and intangible assets	4,320,035	4,840,582
Workers’ compensation	85,413	51,115
Contingent consideration	581,278	1,593,048
Share-based compensation	276,552	266,094
Deferred tax liabilities:
Prepaid expenses	(202,832)	(268,456)
Fixed assets	(292,429)	(184,159)
Deferred income taxes, net	$4,870,997	$6,402,513

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	2018		2017		2016
Tax expense at federal statutory rate	$4,495,949	21.0%	$4,979,395	34.3%	$3,797,828	34.0%
State income taxes, net of federal benefit	776,984	3.6%	610,691	4.2%	488,498	4.4%
Re-measurement of deferred assets	—	—%	3,314,037	22.8%	—	—%
Equity, permanent differences and other	(714,845)	(3.3)%	(62,318)	(0.4)%	1,348	—%
Work Opportunity Tax Credit	(698,349)	(3.3)%	(182,605)	(1.2)%	—	—%
Income tax expense	$3,859,739	18.0%	$8,659,200	59.7%	$4,287,674	38.4%

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement. The Company is subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. As of December 30, 2018, the Company was in compliance with these covenants.

The Company borrowed $20.0 million on the Term Loan in conjunction with the closing of the Zycron acquisition on April 3, 2017. The Company borrowed $5.0 million on the accordion in conjunction with the closing of the Smart acquisition on September 18, 2017. Proceeds from the May 2018 common stock issuance (see Note 12) were used to pay down $10.7 million of the principal outstanding under the Term Loan without a repayment fee and reduce the Revolving Facility by $7.5 million.

Line of Credit

At December 30, 2018 and December 31, 2017, $10.7 million and $21.4 million, respectively, was outstanding on the Revolving Facility with TCB. Average daily balance for Fiscal 2018, 2017 and 2016 was $15.6 million, $20.3 million, and $17.5 million, respectively.

Borrowings under the Revolving Facility bore interest at:

	December 30, 2018		December 31, 2017
Base Rate	$650,289	6.50%	$6,368,068	5.50%
LIBOR	5,000,000	5.16%	5,000,000	4.09%
LIBOR	5,000,000	5.16%	5,000,000	4.13%
LIBOR	—	—%	5,000,000	4.24%
Total	$10,650,289		$21,368,068

Long Term Debt

Long-term debt bore interest at:

	December 30, 2018		December 31, 2017
Base Rate	$1,121,000	6.50%	$687,500	5.50%
LIBOR	6,500,000	5.41%	6,500,000	4.34%
LIBOR	2,500,000	5.41%	6,500,000	4.38%
LIBOR	—	—%	6,000,000	4.49%
LIBOR	—	—%	4,200,000	4.64%
Long-term debt, less current portion	$10,121,000		$23,887,500

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities on the Revolving Facility and long-term debt as of December 30, 2018, are as follows:

Fiscal:
2019	$4,287,500
2020	5,512,500
2021	321,000
2022	10,650,289
20,771,289
Less deferred finance fees	(682,552)
Total	$20,088,737

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 30, 2018	December 31, 2017
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,363,512	$6,477,670

The changes in the Level 3 fair value measurements from December 31, 2017 to December 30, 2018 relate to $0.6 million in accretion, $1.0 million in payments on contingent consideration, and the remaining in gains included in earnings. The changes in the Level 3 fair value measurements from December 25, 2016 to December 31, 2017 relate to $4.4 million attributable to the Zycron and Smart acquisitions, $1.2 million in accretion, $4.0 million in payments on contingent consideration, and the remaining in gains included in earnings. Key inputs in determining the fair value of the contingent consideration as of December 30, 2018 and December 31, 2017 included discount rates ranging from 8% to 22% as well as management's estimates of future sales volumes and EBITDA.

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

Employment Agreements

The CEO’s employment agreement was effective as of October 1, 2018 and shall continue through September 30, 2021. The agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that her employment is terminated by the Company without cause or by her for good reason, she will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for her and her dependents, grossed-up for federal income taxes. Additionally, she will become 100% vested in any awards outstanding under the 2013 Plan or similar plan. Should there be a sale of the Company that results in the termination of her employment or a material adverse change in her duties and responsibilities, she will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months.

The CFO’s employment agreement was effective as of October 1, 2018 and shall continue through September 30, 2021. The agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for him and his dependents, grossed-up for federal income taxes. Additionally, he will become 100% vested in any awards outstanding under the 2013 Plan or similar plan. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months.

NOTE 12 - EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

In August 2018, the Company issued a net of 41,172 shares of restricted common stock, $0.01 par value per share, to various team members and directors under the 2013 Long-Term Incentive Plan, as amended (the “2013 Plan”). The restricted shares contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions. The Company repurchased 828 shares of company stock, or treasury stock, to satisfy the withholding obligation in connection with the vesting of a portion of the restricted stock. Treasury stock is accounted for under the cost method whereby the entire cost of the acquired stock is recorded.

In May 2018, the Company issued and sold 1,293,750 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price (before deducting underwriting discounts and commissions and other estimated offering expenses) of $23.3 million in cash. The public offering price was $18.00 per share. The newly issued shares constituted approximately 14.7% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $1.9 million in offering costs. Proceeds were used to pay off existing indebtedness of the Company under the Amended Credit Agreement and cancel outstanding in-the-money stock options held by L. Allen Baker, Jr., BG Staffing's former President and Chief Executive Officer, as described in Note 13 below.

In April 3, 2017, the Company issued 70,670 shares of common stock, $0.01 par value per share, in a private placement for a value of $1.0 million at the closing of the Zycron acquisition. The Company incurred $7.5 thousand in offering costs.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 - SHARE-BASED COMPENSATION

Stock Options and Restricted Stock

In December 2013, the board of directors adopted the 2013 Long-Term Incentive Plan (the "2013 Plan"). Under the 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. A total of 900,000 shares of common stock of BG Staffing, Inc. were initially reserved for issuance pursuant to the 2013 Plan. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the 2013 Plan.

On May 16, 2017, stockholders of the Company approved and made effective an amendment to the 2013 Plan to add an additional 250,000 shares of common stock reserved for issuance. The board of directors of the Company had previously approved the amendment subject to stockholder approval.

The term of each option is determined by the board of directors but does not exceed 10 years. Unless otherwise specified in an option agreement, options vest and become exercisable on the following schedule: 20% immediately and 20% on each anniversary date of the grant date. Each option shall be designated as an incentive stock option (“ISO”) or a non-qualified option (“NQO”). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant date; provided, however, the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.

The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions in the following table. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed below. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. The volatilities of those entities will continue to be considered unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s own stock volatility. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company expects to use historical data to estimate team member termination within the valuation model; separate groups of team members that have similar historical termination behavior are considered separately for valuation purposes. The Company believes these estimates and assumptions are reasonable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

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

For Fiscal 2018, 2017 and 2016, the Company recognized $1.1 million, $0.4 million and $0.3 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of December 30, 2018 amounted to $1.3 million which is expected to be recognized over the next 3.0 years.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to estimate the fair value of share options and restricted stock for the years ended:

	2018		2017		2016
Weighted-average fair value of awards	$12.27		$3.94		$4.05
Weighted-average risk-free interest rate	2.7%		1.8%		1.1%
Weighted-average dividend yield	$1.00		$1.00		$1.00
Weighted-average volatility factor	42.3%		43.2%		43.2%
Weighted-average expected life	8.6	yrs	6.0	yrs	6.0	yrs

A summary of stock option and restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Awards outstanding at December 27, 2015	775,666	$8.19	8.7	$5,246
Granted	50,000	$17.46
Exercised	(103,055)	$6.91
Forfeited / Canceled	(44,200)	$9.94
Awards outstanding at December 25, 2016	678,411	$8.95	7.8	$4,511
Granted	128,000	$16.76
Exercised	(28,800)	$7.71
Forfeited / Canceled	(12,200)	$11.00
Awards outstanding at December 31, 2017	765,411	$10.27	7.3	$4,521
Granted	217,000	$20.73
Exercised	(163,338)	$10.47
Forfeited / Canceled	(292,088)	$6.71
Awards outstanding at December 30, 2018	526,985	$16.49	7.7	$2,932

Awards exercisable at December 31, 2017	498,611	$8.74	6.8	$3,640
Awards exercisable at December 30, 2018	238,085	$13.96	7.2	$1,684

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 31, 2017	266,800	$3.09
Non-vested outstanding at December 30, 2018	288,900	$8.34

For Fiscal 2018, 2017 and 2016, the Company issued 49,541, 5,221, and 55,974 shares of common stock upon the cashless exercise of 86,053, 13,800, and 87,655 stock options, respectively.

Included in awards outstanding are 31,500 shares of restricted stock, at a weighted average price per share of $28.61, issued under the 2013 Plan as of December 30, 2018. For Fiscal 2018, 2017 and 2016, the Company recognized $0.4 million, $-0- million, and $-0- million of compensation expense related to restricted stock, respectively.

As of December 30, 2018, a total of 864,516 shares remain available for issuance under the 2013 Plan.

Warrant Activity

For Fiscal 2018, 2017 and 2016, the Company did not recognize of compensation cost related to warrants. There was no unamortized stock compensation expense remaining to be recognized as of December 30, 2018.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to estimate the fair value of warrants for the years ended:

	2016
Weighted-average fair value of warrants	$2.48
Weighted-average risk-free interest rate	0.6%
Weighted-average dividend yield	$1.00
Weighted-average volatility factor	43.2%
Weighted-average expected life	3.0	yrs

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants (in thousands)
Warrants outstanding at December 27, 2015	133,833	$10.21	3.5	$634
Granted	32,250	$16.80
Exercised	(42,099)	$11.42
Expired	—	$—
Warrants exercisable at December 25, 2016	123,984	$11.51	2.8	$532
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Warrants outstanding at December 31, 2017	123,984	$11.51	2.2	$577
Granted	—	$—
Exercised	(30,768)	$11.27
Expired	—	$—
Warrants outstanding at December 30, 2018	93,216	$11.59	1.3	$805

Warrants exercisable at December 31, 2017	123,984	$11.51	2.2	$577
Warrants exercisable at December 30, 2018	93,216	$11.59	1.3	$805

There were no non-vested warrants outstanding at December 30, 2018 and December 31, 2017.

For Fiscal 2018, 2017 and 2016, the Company issued 16,623, -0- and 17,910 shares of common stock upon the cashless exercise of 30,768, -0- and 42,099 warrants, respectively.

The intrinsic value in the table above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - OPERATING LEASES

The Company is a party to leases for its facilities, expiring at various dates through fiscal year 2025. Total rental expense charged to operations amounted to $2.0 million, $1.7 million and $1.3 million for Fiscal 2018, 2017 and 2016, respectively.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 30, 2018:

Fiscal:
2019	$1,836,743
2020	1,280,359
2021	1,162,276
2022	997,489
2023	571,401
Thereafter	416,900
Total	$6,265,168

NOTE 15 - RELATED PARTY TRANSACTIONS

Some of our equity owners are also principals of Taglich Brothers. The Company paid fees to Taglich Brothers related to two equity transactions in 2016 and 2018 (see Note 12).

NOTE 16 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the "401(k) Plan") for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company matches employee contributions 100% up to the first 3% and 50% of the next 2% of an employee’s compensation. The Company contributed $1.1 million, $0.9 million and $0.8 million to the 401(k) Plan for Fiscal 2018, 2017 and 2016, respectively.

NOTE 17 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings, in 24 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Professional segment provides skilled field talent on a nationwide basis for IT and finance and accounting client partner projects. The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	2018	2017	2016
Revenue:
Real Estate	$86,874,241	$71,806,700	$57,995,271
Professional	119,299,424	126,641,358	107,037,382
Light Industrial	80,689,261	74,151,992	88,819,561
Total	$286,862,926	$272,600,050	$253,852,214

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Depreciation:
Real Estate	$169,682	$109,085	$60,818
Professional	273,691	179,809	154,447
Light Industrial	101,124	106,867	92,701
Corporate	201,946	196,556	178,716
Total	$746,443	$592,317	$486,682

Amortization:
Real Estate	$—	$—	$62,847
Professional	4,168,463	5,378,992	5,725,711
Light Industrial	110,251	312,054	458,101
Corporate	19,330	8,595	—
Total	$4,298,044	$5,699,641	$6,246,659

Operating income:
Real Estate	$14,775,846	$11,553,163	$8,781,822
Professional	7,967,368	8,518,293	6,385,934
Light Industrial	5,583,999	4,304,018	5,717,240
Corporate - selling	(666,472)	(541,160)	(99,242)
Corporate - general and administrative	(3,401,056)	(6,073,546)	(5,249,937)
Total	$24,259,685	$17,760,768	$15,535,817

Capital Expenditures:
Real Estate	$124,643	$139,309	$228,153
Professional	474,670	564,987	103,864
Light Industrial	119,886	53,969	98,077
Corporate	204,795	387,492	508,849
Total	$923,994	$1,145,757	$938,943

Total Assets:
Real Estate	$12,647,505	$11,678,908
Professional	62,403,104	67,089,681
Light Industrial	18,992,392	18,075,307
Corporate	6,225,802	7,788,993
Total	$100,268,803	$104,632,889

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$66,855,470	$70,945,438	$77,062,137	$71,999,881	$286,862,926
Gross Profit	$17,309,931	$19,192,279	$21,373,025	$18,719,957	$76,595,192
Income before income taxes	$3,164,213	$5,835,370	$6,429,644	$5,980,053	$21,409,280
Net income	$2,465,571	$5,169,884	$5,061,386	$4,852,700	$17,549,541

Net income per share:
Basic	$0.28	$0.56	$0.50	$0.48	$1.83
Diluted	$0.27	$0.54	$0.49	$0.47	$1.79

Weighted-average shares outstanding:
Basic	8,761,292	9,235,353	10,109,791	10,184,652	9,577,498
Diluted	9,087,016	9,538,545	10,342,559	10,365,117	9,808,080

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$56,843,687	$68,773,862	$71,281,674	$75,700,827	$272,600,050
Gross Profit	$13,671,234	$17,227,279	$18,248,059	$19,255,426	$68,401,998
Income before income taxes	$2,134,737	$3,744,537	$4,752,516	$3,875,844	$14,507,634
Net income (loss)	$1,301,831	$2,284,526	$3,136,863	$(874,786)	$5,848,434

Net income (loss) per share:
Basic	$0.15	$0.26	$0.36	$(0.10)	$0.67
Diluted	$0.15	$0.25	$0.35	$(0.10)	$0.65

Weighted-average shares outstanding:
Basic	8,668,955	8,746,100	8,759,376	8,759,376	8,733,941
Diluted	8,924,419	9,050,596	9,077,147	8,759,376	9,038,187

NOTE 19 - SUBSEQUENT EVENTS

On February 6, 2019, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on February 26, 2019 to all shareholders of record as of the close of business on February 19, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 30, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 30, 2018, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

 Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BG Staffing, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BG Staffing, Inc. (the “Company”) internal control over financial reporting as of December 30, 2018, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of December 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2018, and our report dated March 12, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WHITLEY PENN LLP

Dallas, Texas
March 12, 2019

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our board of directors consists of five directors. Our board of directors has determined that the following directors are “independent” as defined under the rules of the NYSE American: Richard L. Baum, Jr., Paul A. Seid, C. David Allen, Jr., and Douglas E. Hailey. On October 1, 2018, L. Allen Baker, Jr assumed the role of Chairman. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:

•	Our Class I director is L. Allen Baker, Jr., and the term of such director will expire at the 2021 annual meeting of stockholders;

•	Our Class II directors are Richard L. Baum, Jr. and Paul A. Seid, and the term of each director will expire at the 2019 annual meeting of stockholders; and

•	Our Class III directors are C. David Allen, Jr. and Douglas E. Hailey, and the term of each director will expire at the 2020 annual meeting of stockholders.
As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Board Leadership and Role in Risk Oversight

Meetings of our board of directors are presided over by our chairman of the board, L. Allen Baker, Jr. Our board of directors believes that L. Allen Baker, Jr. is currently best situated to preside over meetings of our board of directors because of his familiarity with our business and ability to effectively identify strategic priorities and lead the discussion and execution of strategy.

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

Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key team members compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2018.

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
Age: 55
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

L. Allen Baker, Jr.

Chairman
Age: 69
Director Since: 2013
L. Allen Baker, Jr. joined the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) in 2008 while serving as the Executive Vice President/Chief Financial Officer of Impact Confections, Inc., a confections manufacturing company in Colorado, a position Mr. Baker held from 2002 through 2009 and was appointed to our board of directors in November 2013. He served as President and Chief Executive Officer of BG Staffing from 2009 through October 2018 when he assumed the role of Chairman. From 1985 to 2002, Mr. Baker served as Executive Vice President and Chief Financial Officer of Piping Design Services, Inc. d/b/a PDS Technical Services, a national, privately held staffing company headquartered in the Dallas/Fort Worth area, with operations in 43 states. Prior to this position, he worked at Core Laboratories, Inc. as the Corporate Controller from 1980 to 1985 and as Data Processing Manager from 1976 to 1980. Mr. Baker held several computer programmer positions prior to joining Core Laboratories, Inc. He has a Bachelor of Science in Mathematics with a minor in Computer Information Systems from West Texas State University and a Master of Business Administration from the University of Dallas. Our board of directors benefits from Mr. Baker's extensive experience in the temporary staffing industry.

Richard L. Baum, Jr.

Independent Director
Age: 58
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
Age: 56
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
Age: 70
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

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

Beth Garvey	53	President and Chief Executive Officer
Dan Hollenbach	63	Chief Financial Officer and Secretary

Beth Garvey began serving as President and Chief Executive Officer of the Company in October 2018. Ms. Garvey previously served as Chief Operating Officer of the Company from August 2016 and joined the Company through the Company's acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC ("InStaff") in 2013. Ms. Garvey started at InStaff in 1998 as Director of Human Resources, subsequently serving as Director of Operations, VP of Operations, Senior VP of Operations, COO and ultimately CEO prior to our acquisition. The Staffing Industry Analysis named her one of 2019 North America Staffing 100 and included her in the Global Power 150 – Women in Staffing list for 2018. In 2016, D CEO listed Garvey as one of the top Dallas 500 Business Leaders. In 2010, Ms. Garvey was a Dallas Business Journal ‘Women in Business’ honoree recognizing outstanding local women business leaders who not only make a difference in their industries, but also in their communities. Beth currently serves on the Advisory Board for and the Dallas Regional Chamber and is the immediate past chair of the Executive Committee for the Dallas Executive Women’s Roundtable.

Dan Hollenbach joined as CFO and Secretary in August 2015. Prior to joining the Company, Mr. Hollenbach was the CFO of Cybergy Holdings, Inc. (OTC: CYBG), an advisory service and products company for the federal and state governments, and commercial client partners, from May 2014 to August 2015. Prior to this position, he led the consulting practice for Robert Half Management Resources in Colorado from June 2010 to May 2014. From August 2004 to July 2009, Dan was the CFO for Global Employment Holdings (OTC: GEYH), a national staffing, consulting and professional employer organization company. Mr. Hollenbach began his career in the Audit and Assurance Services practice of EY before entering the corporate world. He has over three decades of experience in corporate accounting and finance, including expertise in initial public offerings, SEC reporting, mergers and acquisitions, SarbanesOxley, treasury management, process improvement, and all phases of audit, tax, and reporting. Additionally, he has served on audit committees and led negotiations of multiple senior debt restructurings. He is a CPA in the State of Texas, holds a Chartered Global Management Accountant certification, and received his B.B.A. in accounting from Texas Tech University.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our team members, including our chief executive officer and our chief financial officer (who is our principal accounting officer). Our Code of Ethics is available on our website at www.bgstaffing.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and further requires us to identify in this Annual Report on Form 10-K those executive officers, directors and persons who failed to timely file such a report.  A Form 4 for Mr. Paul A. Seid was filed late on August 31, 2018 and November 8, 2018 to report a sale on August 24, 2018 and November 1, 2018 of 8,440 and 19,000 shares of common stock, respectively. A Form 4 for Mr. Dan Hollenbach was filed late on November 8, 2018 and December 10, 2018 to report a sale on October 31, 2018 and December 5, 2018 of 7,500 and 3,500 shares of common stock, respectively. Excepting the late filing disclosed above, and based solely on our review of these forms or written representations from the executive officers, directors and persons who own more than 10% of our common stock, we believe that all Section 16(a) filing requirements were met during fiscal year 2018.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for Fiscal 2018 are:

•	Beth Garvey, our President and Chief Executive Officer and former Chief Operating Officer through October 2018; and

•	Dan Hollenbach, our Chief Financial Officer and Secretary; and

•	L. Allen Baker, Jr., our former President and Chief Executive Officer through October 2018;

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During
Fiscal 2018, we had only three named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2018, 2017 and 2016.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

Beth Garvey President and Chief Executive Officer	2018	$292,300		$75,000	$—	$334,210	$—	$—	$11,700	(1)	$713,210
	2017	$275,000		$—	$—	$49,264	$—	$—	$12,500	(1)	$336,764
	2016	$111,056	(2)	$37,500	$—	$202,623	$—	$—	$4,053	(1)	$355,232

Dan Hollenbach Chief Financial Officer and Secretary	2018	$240,390		$50,000	$—	$254,510	$—	$—	$5,015	(1)	$549,915
	2017	$230,000		$—	$—	$49,264	$—	$—	$—		$279,264
	2016	$210,000		$21,630	$—	$—	$—	$—	$—		$231,630

L. Allen Baker, Jr.(3) former President and Chief Executive Officer	2018	$450,000	(4)	$37,335	$—	$72,700	$—	$—	$3,313,682	(5)	$3,873,717
	2017	$406,736		$45,000	$—	$78,751	$—	$—	$24,305	(6)	$554,792
	2016	$375,000		$37,500	$—	$—	$—	$—	$23,217	(7)	$435,717

(*)
The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.

(1)	Represents the matching 401(k) contributions made by us.

(2)	Includes compensation after the executed employment agreement effective August 1, 2016.

(3)	Mr. Baker resigned as of October 1, 2018. He also served on our board of directors, but did not receive additional compensation to do so.

(4)	Includes continuation of salary compensation after October 1, 2018.

(5)	Includes $3.3 million related to the Option Cancellation Agreement, $12,250 representing matching 401(k) contributions made by us and $13,932 in medical benefits.

(6)	Includes $12,000 representing matching 401(k) contributions made by us and $12,305 in medical benefits.

(7)	Includes $12,000 representing matching 401(k) contributions made by us and $11,217 in medical benefits.

Agreements with Executive Officers

President and Chief Executive Officer and former Chief Operating Officer

On August 5, 2016, we executed an employment agreement effective August 1, 2016 with Beth Garvey pursuant to which Ms. Garvey served as our Chief Operating Officer. Upon her promotion to President and CEO, the contract was amended effective October 1, 2018 to continue through September 30, 2021. The agreement remains in effect under successive one-year extensions unless terminated pursuant its terms. Ms. Garvey's annual compensation is evaluated annually, but may not be less than $350,000 per year.

Ms. Garvey is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation Committee) and, except as stated in her employment agreement, provided that Ms. Garvey is in our employment on the last day of the fiscal year. Moreover, if certain acquisitions occur during her employment period, Ms. Garvey will receive a bonus equal to 1% of the acquired company’s adjusted EBITDA, as determined by the board, for the first 12 months after the acquisition’s closing date.

In the event that Ms. Garvey’s employment is terminated by us without cause or by Ms. Garvey for good reason, Ms. Garvey will receive as severance installments equal to twelve months of base salary plus COBRA premiums for eighteen months for Ms. Garvey and her dependents. In the event that Ms. Garvey’s employment is terminated without cause or for good reason within one year of a change in control, Ms. Garvey will receive her base salary and COBRA premiums for eighteen months for her and her dependents. Ms. Garvey will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Ms. Garvey’s execution of a separation agreement including a general release. In the event that Ms. Garvey’s employment is terminated by us for cause, or by Ms. Garvey other than for good reason, we will pay to Ms. Garvey any monthly salary, bonus, unused vacation, and expense reimbursements, earned or due to Ms. Garvey but unpaid.

We and Ms. Garvey have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement. Pursuant to the agreement, Ms. Garvey generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of eighteen months following her termination, not to solicit our client partners, interfere with our client partner and supplier relationships, or solicit our team members. Ms. Garvey also agrees not to compete with us for a period of twelve months after termination.

Ms. Garvey was granted stock options and restricted stock in the Fiscal 2018 and granted stock options in the Fiscal 2017 and 2016 as further described under “Outstanding Equity Awards” below.

Chief Financial Officer

On October 27, 2015, we executed an employment agreement effective August 24, 2015 with Dan Hollenbach pursuant to which Mr. Hollenbach serves as our Chief Financial Officer and Secretary. The contract was amended effective October 1, 2018 to continue through September 30, 2021. The contract remains in effect under successive one-year extensions unless terminated pursuant to its terms. Mr. Hollenbach's annual compensation is evaluated annually, but may not be less than $275,000 per year.

Mr. Hollenbach is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation Committee) and, except as stated in his employment agreement, provided that Mr. Hollenbach is in our employment on the last day of the fiscal year. Moreover, if certain acquisitions occur during his employment period, Mr. Hollenbach will receive a bonus equal to 1% of the acquired company’s adjusted EBITDA, as determined by the board, for the first 12 months after the acquisition’s closing date.

In the event that Mr. Hollenbach’s employment is terminated by us without cause or by Mr. Hollenbach for good reason, Mr. Hollenbach will receive as severance installments equal to twelve months of base salary plus COBRA premiums for eighteen months for Mr. Hollenbach and his dependents. In the event that Mr. Hollenbach’s employment is terminated without cause or for good reason within one year of a change in control, Mr. Hollenbach will receive his base salary and COBRA premiums for eighteen monthsor him and his dependents. Mr. Hollenbach will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Mr. Hollenbach’s execution of a separation agreement including a general release. In the event that Mr. Hollenbach’s employment is terminated by us for cause, or by Mr. Hollenbach other than for good reason, we will pay to Mr. Hollenbach any monthly salary, bonus, unused vacation, and expense reimbursements, earned or due to Mr. Hollenbach but unpaid.

We and Mr. Hollenbach have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement. Pursuant to the agreement, Mr. Hollenbach generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of eighteen months following his termination, not to solicit our client partners, interfere with our client partner and supplier relationships, or solicit our team members. Mr. Hollenbach also agrees not to compete with us for a period of twelve months after termination.

Mr. Hollenbach was granted stock options and restricted stock in Fiscal 2018 and granted stock options in Fiscal 2017 as further described under “Outstanding Equity Awards” below.

Former President and Chief Executive Officer

On February 1, 2016, we executed an employment agreement effective December 28, 2015 with L. Allen Baker, Jr., pursuant to which Mr. Baker served as our President and Chief Executive Officer. He resigned as of October1, 2018 and was paid through December 31, 2018. Mr. Baker’s annual compensation was evaluated annually, but could not be less than $375,000 per year. Effective July 24, 2017, the Compensation Committee approved an increase in Mr. Baker's annual base salary to $450,000.

Mr. Baker was eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined in the employment agreement) and Mr. Baker was in our employment on the date such bonus amount would have been paid.

We and Mr. Baker have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement. Pursuant to the agreement, Mr. Baker generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of eighteen months following his termination, not to solicit our client partners, interfere with our client partner and supplier relationships, or solicit our team members. Mr. Baker also agrees not to compete with us for a period of twelve months or for the period during which he is entitled to severance payments (if longer).

2013 Long-Term Incentive Plan

Our board of directors adopted our 2013 Long-Term Incentive Plan (the "2013 Plan") effective December 20, 2013, and was approved by our shareholders on February 6, 2014. Our 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our team members and any subsidiary corporations’ team members, and for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to our team members, directors and consultants and our parent and subsidiary corporations’ team members.

A total of 900,000 shares of our common stock were originally reserved for issuance pursuant to our 2013 Plan. On May 16, 2017, stockholders approved and made effective an amendment to the 2013 Plan reserving an additional 250,000 shares of common stock, of which 864,516 shares remain available for issuance as of December 30, 2018.

For more details on our 2013 Plan, see our registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013, Form S-8 (File No. 333-218869) filed on June 20, 2017, and Note 13 in the Notes to Consolidated Financial Statements.

Outstanding Equity Awards

The following table presents outstanding equity awards as of December 30, 2018. Mr. Baker did not hold any equity awards as of December 30, 2018.

Name	Option Awards							Stock Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
(a)		(b)	(c)		(d)	(e)	(f)	(g)		(h)

Beth Garvey	09/24/2018	—	6,150	(1)	—	$25.71	09/24/2028	—		—
	09/24/2018	20,000	73,850	(2)	—	$25.71	09/24/2028	—		—
	08/10/2018	—	—		—	$—	—	3,750	(13)	$75,863
	06/07/2017	—	2,500	(3)	—	$16.76	06/07/2027	—		—
	06/07/2017	5,000	5,000	(4)	—	$16.76	06/07/2027	—		—
	08/16/2016	4,251	8,934	(5)	—	$17.46	08/16/2026	—		—
	08/16/2016	25,749	11,066	(6)	—	$17.46	08/16/2026	—		—
	06/09/2015	16,000	4,000	(7)	—	$11.00	06/09/2025	—		—

Dan Hollenbach	09/24/2018	—	8,410	(8)	—	$25.71	09/24/2028	—		—
	09/24/2018	15,000	51,590	(9)	—	$25.71	09/24/2028	—		—
	08/10/2018	—	—		—	$—	—	3,750	(13)	$75,863
	06/07/2017	—	5,000	(10)	—	$16.76	06/07/2027	—		—
	06/07/2017	5,000	2,500	(4)	—	$16.76	06/07/2027	—		—
	10/27/2015	7,979	9,033	(11)	—	$11.07	10/27/2025	—		—
	10/27/2015	15,868	3,967	(12)	—	$11.07	10/27/2025	—		—

(1)	Incentive stock options will vest 2,260 on September 24, 2021 and 3,890 on September 24, 2022.

(2)	Nonqualified stock options vested one-fifth on September 24, 2018 and the remainder of the options vest annually at 20,000, 20,000, 17,740, 16,110 beginning September 24, 2019.

(3)	Incentive stock options will vest on June 7, 2021.

(4)	Nonqualified stock options vested one-fifth on June 7, 2017 and the remainder of the options vest in four equal annual increments beginning on June 7, 2018.

(5)	Incentive stock options vested one-fifth on August 16, 2016 and the remainder of the options vest in four equal annual increments beginning on August 16, 2017.

(6)	Nonqualified stock options vested one-fifth on August 16, 2016 and the remainder of the options vest in four equal annual increments beginning on August 16, 2017.

(7)	Incentive stock options vested one-fifth on June 9, 2015 and the remainder of the options vest in four equal annual increments beginning on June 9, 2016.

(8)	Incentive stock options will vest annually at 2,260, 2,260, and 3,890 beginning September 24, 2020.

(9)	Nonqualified stock options vested one-fifth on September 24, 2018 and one-fifth on September 24, 2019.

(10)	Incentive stock options will vest one-half on June 7, 2020 and the remainder of the options vest on June 7, 2021.

(11)	Incentive stock options vested one-fifth on October 27, 2015 and the remainder of the options vest in four equal annual increments beginning on October 27, 2016.

(12)	Nonqualified stock options vested one-fifth on October 27, 2015 and the remainder of the options vest in four equal annual increments beginning on October 27, 2016.

(13)	Shares vested one-fourth on August 10, 2018 and the remainder of the shares vest in three equal annual increments beginning on August 10, 2019.

Each option and stock award is subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each option is further subject to the terms and conditions set forth in the 2013 Plan and in the applicable Stock Option Agreement.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is a current or former officer or team member of BG Staffing, Inc. or its subsidiaries. No executive officer of BG Staffing, Inc. served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Director Compensation

Set forth below is a summary of the components of compensation payable to our non-management directors.

Cash Compensation

We reimburse each member of our board of directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of our board of directors and any committees thereof, including, without limitation, reasonable travel, lodging and meal expenses. Each director who is not also an team member or officer of the Company is also entitled to (i) annual retainer of $21,250 for their service on our board of directors, (ii) an annual retainer of $5,000 for each committee on which the director serves, and (iii) an annual retainer of $25,000 for audit and $10,000 for all other committee chairs on which the director serves.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairman of the Board ($)	Total ($)

C. David Allen, Jr.	$21,250	$5,000	$5,000	$—	$—	$31,250
Richard L. Baum, Jr.	$21,250	$5,000	$15,000	$15,000	$—	$56,250
Douglas E. Hailey	$21,250	$30,000	$—	$5,000	$—	$56,250
Paul A. Seid	$21,250	$—	$5,000	$5,000	$—	$31,250

Director Compensation for Fiscal 2018

The table below sets forth the compensation payable to our non-management directors for service during Fiscal 2018.

Name	Fees earned or paid in cash ($)	Stock awards ($) (*)	Option awards ($) (*)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

C. David Allen, Jr.	$31,250	$50,696	$—	$—	$—	$—	$81,946
Richard L. Baum, Jr.	$56,250	$50,696	$—	$—	$—	$—	$106,946
Douglas E. Hailey	$56,250	$50,696	$—	$—	$—	$—	$106,946
Paul A. Seid	$31,250	$50,696	$—	$—	$—	$—	$81,946

*
The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 4, 2019 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 10,229,490 shares of common stock outstanding as of February 4, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of February 4, 2019 through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BG Staffing, Inc., 5850 Granite Parkway, Suite 730, Plano, Texas 75024.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

Dan Hollenbach	32,597	(1)	*
Beth Garvey	79,105	(2)	*
L. Allen Baker, Jr.	54,785	(3)	*
Douglas E. Hailey	81,582	(4)	*
Richard L. Baum, Jr.	71,799	(5)	*
C. David Allen, Jr.	5,000	(6)	*
Paul A. Seid	57,957	(7)	*
All executive officers and directors as a group (7 total)	388,722		3.8%
Michael N. Taglich (10)	417,486	(8)	4.1%
Robert F. Taglich (10)	441,843	(9)	4.3%

*	Less than 1%.
(1)	Includes 28,847 shares of common stock issuable upon exercise of stock options and 3,750 shares of unvested restricted common stock.
(2)	Includes 51,000 shares of common stock issuable upon exercise of stock options and 3,750 shares of unvested restricted common stock.
(3)	Shares of common stock held by a trust.
(4)	Includes 21,998 and 1,631 shares of common stock issuable upon exercise of stock options and warrants, respectively, and 3,750 shares of unvested restricted common stock.
(5)
Includes 10,500 shares of common stock issuable upon exercise of stock options, 50,911 shares of common stock held by a private investment company controlled by Mr. Baum, 5,388 shares of common stock held by a family trust and 3,750 shares of unvested restricted common stock.

(6)	Includes 3,750 shares of unvested restricted common stock.
(7)	Includes 10,500 shares of common stock issuable upon exercise of stock options and 3,750 shares of unvested restricted common stock.
(8)	Includes 35,397 shares of common stock issuable upon exercise of warrants to purchase shares of common stock, and 12,204 shares of common stock held by Mr. Taglich as custodian for third parties.
(9)	Includes 31,877 shares of common stock issuable upon exercise of warrants to purchase shares of common stock.
(10)	The address of Michael N. Taglich and Robert F. Taglich is c/o Taglich Brothers, Inc., 790 New York Avenue, Suite 209, Huntington, New York 11743.

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

2018 Registered Offering

On May 25, 2018, the Company issued and sold 1,293,750 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price of $23.3 million in cash. The purchase price was $18.00 per share. The newly issued shares constituted approximately 14.7% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, underwriting discounts received by Taglich Brothers, Inc., as joint book-running manager, were approximately $815,000. Michael N. Taglich and Robert F. Taglich are co-founders of Taglich Brothers, Inc. and the beneficial owners of more than 5% of our common stock. Doug Hailey is not an owner, director, or executive officer of Taglich Brothers, Inc. Taglich Brothers, Inc. is not an affiliate of Taglich Private Equity LLC. The Company used a portion of the net proceeds received from the sale of the common stock to cancel outstanding in-the-money stock options held by L. Allen Baker, Jr., BG Staffing's President and Chief Executive Officer, as further described below.

Stock Option Cancellation

On May 31, 2018, the Company entered into a stock option cancellation agreement with L. Allen Baker, Jr., the Company's President and Chief Executive Officer, pursuant to which the Company agreed to pay Mr. Baker (the "Cancellation Agreement") $18.00 per share of common stock underlying certain vested in-the-money stock options of the Company’s 2013 Long-Term Incentive Plan, as amended (the “2013 Plan”), less the exercise price per share thereof, in exchange for the cancellation and termination of such stock options. Pursuant to the terms of the Cancellation Agreement, the Company agreed to pay $3,287,500 to Mr. Baker in exchange for the cancellation of 284,888 stock options granted to him under the 2013 Plan. Mr. Baker continues to own an aggregate of 214,663 shares outstanding of the Company's common stock and an aggregate of 54,785 stock options to purchase common stock.

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in Fiscal 2018, 2017, and 2016 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during Fiscal 2018, 2017, and 2016 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for Fiscal 2018 and 2017 are set forth below.

	2018	2017

Audit Fees (1)	$266,659	$206,392
Audit-Related Fees (2)	46,602	132,893
Tax Fees	—	—
All Other Fees	—	—
Total	$313,261	$339,285

(1)
Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and audit services related to our acquisitions. Starting in 2018, the audit fees include the Sarbanes-Oxley audit over internal controls.

(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for Fiscal 2018 and Whitley Penn LLP has served in this capacity since 2013. Our board of directors has further directed that we submit the selection of our independent registered public accounting firm for ratification by our stockholders at the 2019 annual meeting.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2019.

BG STAFFING, INC.

By:	/s/ Beth Garvey
Name: Beth Garvey
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2019.

/s/ Beth Garvey	President and Chief Executive Officer and Director
Beth Garvey	(Principal Executive Officer)

/s/ Dan Hollenbach	Chief Financial Officer and Secretary
Dan Hollenbach	(Principal Financial and Accounting Officer)

/s/ L. Allen Baker, Jr.	Chairman of the Board
L. Allen Baker, Jr.

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Richard L. Baum, Jr.	Director
Richard L. Baum, Jr.

/s/ Paul A. Seid	Director
Paul A. Seid

/s/ C. David Allen, Jr.	Director
C. David Allen, Jr.

EXHIBIT INDEX

Exhibit No.	Description
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
10.6
Amended and Restated Securities Purchase Agreement, dated as of May 28, 2013, among LTN Acquisition, LLC, LTN Staffing, LLC, BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.7
First Amendment to Amended and Restated Securities Purchase Agreement and Other Documents, dated as of November 1, 2013, by and among LTN Acquisition, LLC, LTN Staffing, LLC, BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

10.8
Second Amendment to Amended and Restated Securities Purchase Agreement and Other Documents, dated as of January 29, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.09
Form of Warrant to Purchase Common Stock issued by BG Staffing, Inc. to designees of Taglich Brothers, Inc. in connection with private placement (incorporated by reference from the registrant’s Form 8-K filed on December 11, 2014)

10.10
Amended and Restated Credit Agreement, dated as of April 3, 2017, among BG Staffing, Inc., as borrower, the lenders from time to time party thereto, and Texas Capital Bank, National Association, as administrative agent and swing line lender (incorporated by reference from registrant’s Form 8-K filed April 6, 2017)

10.11**
Executive Employment Agreement, entered into January 26, 2016 to be effective as of December 28, 2015, between B G Staff Services, Inc. and L. Allen Baker, Jr. (incorporated by reference from registrant’s Form 8-K filed February 1, 2016)

10.12	Form of the Representatives’ Warrant (included in Exhibit 1.1) (incorporated by reference from the registrant's Form 8-K filed on May 27, 2016)
10.13	Stock Option Cancellation Agreement, dated May 31, 2018 (incorporated by reference from the registrant's Form 8-K filed June 5, 2018)
10.14*	Executive Employment Agreement, entered into February 6, 2019 to be effective as of October 1, 2018, between B G Staff Services, Inc. and Beth Garvey
10.15*	Executive Employment Agreement, entered into February 6, 2019 to be effective as of October 1, 2018, between B G Staff Services, Inc. and Dan Hollenbach
10.16**	Form of Restricted Stock Agreement (incorporated by reference from the registrant's Quarterly Report on Form 10-Q filed on October 30, 2018
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.