Form 10-Q
period 2019-03-31
BG Staffing, Inc.
filed 2019-05-09
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock	BGSF	New York Stock Exchange American

The number of shares outstanding of the registrant’s common stock as of May 8, 2019 was 10,229,913.

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

You can identify these and other forward-looking statements by the use of words such as "aim," "potential," “may,” “could,” “can,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the availability of field talents’ compensation insurance coverage at commercially reasonable terms;

•	the availability of qualified field talent;

•	compliance with federal, state and local labor and employment laws and regulations and changes in such laws and regulations;

•	the ability to compete with new competitors and competitors with superior marketing and financial resources;

•	management team changes;

•	the favorable resolution of current or future litigation;

•	the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;

•	the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;

•	adverse changes in the economic conditions of the industries or markets that we serve;

•	disturbances in world financial, credit, and stock markets;

•	unanticipated changes in regulations affecting the company’s business;

•	a decline in consumer confidence and discretionary spending;

•	the general performance of the U.S. and global economies;

•	continued or escalated conflict in the Middle East; and

•
other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 30, 2018
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $468,233 at 2019 and 2018)	$35,708,420	$37,606,721
Prepaid expenses	2,459,513	984,219
Other current assets	22,733	22,733
Total current assets	38,190,666	38,613,673

Property and equipment, net	2,347,667	2,556,992

Other assets
Deposits	3,534,899	3,209,419
Deferred income taxes, net	4,327,974	4,870,997
Right-of-use asset - operating leases	3,924,340	—
Intangible assets, net	32,347,648	33,034,173
Goodwill	17,983,549	17,983,549
Total other assets	62,118,410	59,098,138
Total assets	$102,656,743	$100,268,803
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $32,436 and $44,920 for 2019 and 2018, respectively)	$3,642,564	$4,242,580
Accrued interest	101,204	308,547
Accounts payable	154,159	146,257
Accrued payroll and expenses	10,910,729	10,411,374
Accrued workers’ compensation	451,544	530,980
Contingent consideration, current portion	2,412,387	2,363,512
Lease liability, current portion	1,352,717	—
Income taxes payable	184,653	55,841
Total current liabilities	19,209,957	18,059,091

Line of credit (net of deferred finance fees of $527,799 and $571,782 for 2019 and 2018, respectively)	9,988,759	10,078,507
Long-term debt, less current portion (net of deferred finance fees of $53,326 and $65,850 for 2019 and 2018, respectively)	4,555,174	5,767,650
Lease liability, less current portion	3,654,186	—
Other long-term liabilities	—	661,542
Total liabilities	37,408,076	34,566,790

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,229,913 and 10,227,247 shares issued and outstanding for 2019 and 2018, respectively, net of treasury stock, at cost, 828 shares for 2019 and 2018	78,272	78,246
Additional paid in capital	57,944,437	57,624,379
Retained earnings	7,225,958	7,999,388
Total stockholders’ equity	65,248,667	65,702,013
Total liabilities and stockholders’ equity	$102,656,743	$100,268,803
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen Week Periods Ended March 31, 2019 and April 1, 2018

	Thirteen Weeks Ended
	2019	2018
Revenues	$68,776,067	$66,855,470
Cost of services	50,337,427	49,545,539
Gross profit	18,438,640	17,309,931
Selling, general and administrative expenses	13,620,423	11,979,120
Depreciation and amortization	1,231,509	1,295,506
Operating income	3,586,708	4,035,305
Interest expense, net	353,237	871,092
Income before income taxes	3,233,471	3,164,213
Income tax expense	737,447	698,642
Net income	$2,496,024	$2,465,571

Net income per share:
Basic	$0.24	$0.28
Diluted	$0.24	$0.27

Weighted-average shares outstanding:
Basic	10,229,462	8,761,292
Diluted	10,404,355	9,087,016

Cash dividends declared per common share	$0.30	$0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirteen Week Periods Ended March 31, 2019 and April 1, 2018

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2017	$—	8,759,376	$87,594	$—	$37,675,329	$1,371,756	$39,134,679
Share-based compensation	—	—	—	—	67,029	—	67,029
Exercise of common stock options and warrants	—	4,589	46	—	(7,546)	—	(7,500)
Cash dividend declared	—	—	—	—	—	(2,189,844)	(2,189,844)
Net income	—	—	—	—	—	2,465,571	2,465,571
Stockholders’ equity, April 1, 2018	$—	8,763,965	$87,640	$—	$37,734,812	$1,647,483	39,469,935

Stockholders’ equity, December 30, 2018	$—	10,227,247	$102,273	$(24,027)	$57,624,379	$7,999,388	$65,702,013
Share-based compensation	—	—	—	—	320,084	—	320,084
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—
Exercise of common stock options and warrants	—	4,916	49	—	(49)	—	—
Change in accounting principal - operating leases	—	—	—	—	—	(200,607)	(200,607)
Cash dividend declared	—	—	—	—	—	(3,068,847)	(3,068,847)
Net income	—	—	—	—	—	2,496,024	2,496,024
Stockholders’ equity, March 31, 2019	$—	10,229,913	$102,299	$(24,027)	$57,944,437	$7,225,958	$65,248,667

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Week Periods Ended March 31, 2019 and April 1, 2018

	2019	2018
Cash flows from operating activities
Net income	$2,496,024	$2,465,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,426	165,836
Amortization	1,029,083	1,129,670
Amortization of deferred financing fees	68,991	80,776
Interest expense on contingent consideration payable	48,874	179,378
Provision for doubtful accounts	(53,457)	197,321
Share-based compensation	320,084	67,029
Deferred income taxes	543,023	149,257
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,951,758	1,492,164
Prepaid expenses	(1,475,294)	(855,638)
Other current assets	—	(58,625)
Deposits	(325,480)	(136,263)
Accrued interest	(207,343)	35,188
Accounts payable	7,902	(1,155,647)
Accrued payroll and expenses	748,466	(330,490)
Accrued workers’ compensation	(79,436)	(185,333)
Other current liabilities	—	(87,552)
Income taxes payable	128,812	498,088
Operating leases	(22,891)	—
Other long-term liabilities	—	(54,959)
Net cash provided by operating activities	5,381,542	3,595,771

Cash flows from investing activities
Capital expenditures	(341,464)	(153,904)
Net cash used in investing activities	(341,464)	(153,904)

Cash flows from financing activities
Net payments under line of credit	(133,731)	(632,023)
Principal payments on long-term debt	(1,837,500)	(612,500)
Payments of dividends	(3,068,847)	(2,189,844)
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	—	(7,500)
Net cash used in financing activities	(5,040,078)	(3,441,867)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$510,280	$529,195
Cash paid for taxes, net of refunds	$54,201	$43,500
Non-cash transactions:
Leasehold improvements funded by landlord incentives	$—	$214,222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a national provider of temporary staffing services that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP, BG Finance and Accounting, Inc., BG California IT Staffing, Inc., BG California Multifamily Staffing, Inc., and BG California Finance & Accounting Staffing, Inc. (collectively, the “Company”), primarily within the United States of America in three industry segments: Real Estate, Professional, and Light Industrial.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings, in 28 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology ("IT") and finance and accounting client partner projects.

The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services increases during the third quarter of the year and peaks in the fourth quarter due to increase in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 30, 2018, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 31, 2019 and December 30, 2018, and include the thirteen week periods ended March 31, 2019 and April 1, 2018, referred to herein as Fiscal 2019 and 2018, respectively.

Reclassifications

Certain reclassifications have been made to the 2018 financial statements to conform with the 2019 presentation.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of March 31, 2019 and December 30, 2018 or revenue for the thirteen week periods ended March 31, 2019 and April 1, 2018. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2019 and the related percentage for Fiscal 2018 was generated in the following areas:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Maryland	11%	12%
Tennessee	16%	14%
Texas	29%	28%

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Beginning balance	$468,233	$473,573
Provision for doubtful accounts	(53,457)	197,321
Amounts collected (written off), net	53,457	(197,321)
Ending balance	$468,233	$473,573

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $2.3 million and $2.1 million at March 31, 2019 and December 30, 2018, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in Texas, Washington, and Ohio and minimal loss retention coverage for team members and field talent in the Light Industrial segment and other non-Texas employees. Under these policies, the Company is required to maintain refundable deposits of $3.3 million and $2.9 million, which are included in Deposits in the accompanying consolidated balance sheets as of March 31, 2019 and December 30, 2018, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during Fiscal 2019 or Fiscal 2018.

Leases

The Company leases all their office space through operating leases, which expire at various dates through 2025. Many of the lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. Certain of the Company’s lease arrangements contain renewal provisions from 3 to 10 years, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term.

Lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses.

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

Refer to Note 11 for disaggregated revenues by segment.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of March 31, 2019. There were no revenues recognized during the thirteen week period ended March 31, 2019 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended March 31, 2019.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Weighted-average number of common shares outstanding:	10,229,462	8,761,292
Effect of dilutive securities:
Stock options and restricted stock	127,104	286,875
Warrants	47,789	38,849
Weighted-average number of diluted common shares outstanding	10,404,355	9,087,016

Stock options and restricted stock	243,750	178,000
Warrants	—	32,250
Antidilutive shares	243,750	210,250

Income Taxes

The effective tax rates of 22.8% and 22.1% for the thirteen week periods ended March 31, 2019 and April 1, 2018, were primarily due to the 2017 Tax Cuts and Jobs Act and related state taxes and a Work Opportunity Tax Credit ("WOTC").

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

When appropriate, the Company records a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases, which changed financial reporting as it relates to leasing transactions to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases and ASU No. 2018-11 Leases (Topic 842): Targeted Improvements. In March 2019, the FASB issued ASU No. 2019-1 Codification Improvements to Topic 842, Leases. The Company adopted these ASUs on December 31, 2018 on a modified retrospective basis. The initial adoption of the standard recognized right-of-use assets of $4.1 million and lease liabilities of $4.3 million on the Company’s statement of financial position with no impact on the Company's results of operations. The Company did elect the hindsight practical expedient and did elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases. The Company also implemented a lease accounting system to ensure proper accounting and reporting of financial information, but had no significant changes to processes or controls.

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

In June 2018, the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) that expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The Company adopted this ASU on a prospective basis in the first quarter of fiscal 2019 which did not have a material impact on the consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company adopted this ASU on a prospective basis in the first quarter of fiscal 2019 which did not have a material impact on the consolidated financial statements.

NOTE 3 - LEASES

At March 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.3 years and 5.4%, respectively. The Company's future operating lease obligations that have not yet commenced are immaterial. For the thirteen week period ended March 31, 2019, the Company's cash paid for operating leases was $396,183, and operating lease and short-term lease costs were $367,421 and $165,486, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The undiscounted annual future minimum lease payments consist of the following at:

March 31, 2019
2019	$1,199,013
2020	1,265,752
2021	1,144,941
2022	990,163
2023	603,858
Thereafter	418,768
Total lease payments	5,622,495
Interest	(615,592)
Present value of lease liabilities	$5,006,903

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $41.3 million and $40.3 million at March 31, 2019 and December 30, 2018, respectively. Total amortization expense for the thirteen week periods ended March 31, 2019 and April 1, 2018 was $1.0 million and $1.1 million, respectively.

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	March 31, 2019	December 30, 2018
Field talent payroll	$5,058,586	$4,236,534
Field talent payroll related	1,825,303	1,402,926
Accrued bonuses and commissions	1,333,440	1,673,130
Other	2,693,400	3,098,784
Accrued payroll and expenses	$10,910,729	$10,411,374

The following is a schedule of future estimated contingent consideration payments to various parties as of March 31, 2019:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$2,500,000	$(87,613)	$2,412,387

NOTE 6 - DEBT

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $55.0 million. The Amended Credit Agreement provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”), permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts receivable, and TCB’s commitment of $35.0 million and also provided for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment. Additionally, the Amended Credit Agreement originally provided for the Company to increase the commitment by $20.0 million ($15.0 million remaining) with an accordion feature.

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

The Amended Credit Agreement's customary affirmative and negative covenants remain substantially the same as those in effect under the original credit agreement. The Company is subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of March 31, 2019.

Line of Credit

At March 31, 2019 and December 30, 2018, $10.5 million and $10.7 million, respectively, was outstanding on the Revolving Facility with TCB. Average daily balance for the thirteen week periods ended March 31, 2019 and April 1, 2018 was $10.0 million and $21.0 million, respectively.

Borrowings under the Revolving Facility consists of and bore interest at:

	March 31, 2019		December 30, 2018
Base Rate	$3,016,558	6.50%	$650,289	6.50%
LIBOR	4,000,000	5.23%	5,000,000	5.16%
LIBOR	3,500,000	5.24%	5,000,000	5.16%
Total	$10,516,558		$10,650,289

Long-Term Debt

Long-term debt consists of and bore interest at:

	March 31, 2019		December 30, 2018
Base Rate	$83,500	6.50%	$1,121,000	6.50%
LIBOR	6,500,000	5.48%	6,500,000	5.41%
LIBOR	1,700,000	5.49%	2,500,000	5.41%
Long-term debt	$8,283,500		$10,121,000

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	March 31, 2019	December 30, 2018
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,412,387	$2,363,512

The changes in the Level 3 fair value measurements from December 30, 2018 to March 31, 2019 relates to the $48.9 thousand in accretion. The key inputs in determining the fair value of the contingent consideration as of March 31, 2019 and December 30, 2018 include management's estimates of future sales volumes and EBITDA.

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

NOTE 9 – SHARE-BASED COMPENSATION

Stock Options and Restricted Stock

For the thirteen week periods ended March 31, 2019 and April 1, 2018, the Company recognized $0.3 million and $0.1 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of March 31, 2019 amounted to $1.7 million which is expected to be recognized over the next 3.9 years.

A summary of stock option and restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Awards outstanding at December 30, 2018	526,985	$16.49	7.7	$2,932
Granted	68,750	$26.44
Exercised	(11,840)	$13.89
Forfeited / Canceled	(12,950)	$12.42
Awards outstanding at March 31, 2019	570,945	$17.83	7.8	$3,282

Awards exercisable at December 30, 2018	238,085	$13.96	7.2	$1,684
Awards exercisable at March 31, 2019	239,995	$14.68	7.1	$1,916

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 30, 2018	288,900	$8.34
Nonvested outstanding at March 31, 2019	330,950	$8.54

For the thirteen week period ended March 31, 2019, the Company issued 4,493 shares of common stock upon the cashless exercise of 11,840 stock options.

Included in awards outstanding are 29,250 shares of restricted stock, at a weighted average price per share of $28.61. For the thirteen week period ended March 31, 2019, the Company recognized $0.1 million of compensation expense related to restricted stock.

Warrant Activity

For the thirteen week periods ended March 31, 2019 and April 1, 2018, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of March 31, 2019.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 30, 2018	93,216	$11.59	1.3	$805
Exercised	(1,020)	$14.86
Warrants outstanding at March 31, 2019	92,196	$13.84	1.5	$516

Warrants exercisable at December 30, 2018	93,216	$11.59	1.3	$805
Warrants exercisable at March 31, 2019	92,196	$13.84	1.5	$516

There were no nonvested warrants outstanding at March 31, 2019 and December 30, 2018.

For the thirteen week period ended March 31, 2019, the Company issued 423 shares of common stock upon the cashless exercise of 1,020 warrants.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 10 - TEAM MEMBER BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time team members. The 401(k) Plan allows team members to make contributions subject to applicable statutory limitations. The Company matches team member contributions 100% up to the first 3% and 50% of the next 2% of a team member’s compensation. The Company contributed $0.3 million and $0.3 million to the 401(k) Plan for the thirteen week periods ended March 31, 2019 and April 1, 2018, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Professional segment provides skilled field talent on a nationwide basis for IT and finance and accounting client partner projects. The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (corporate) expenses. Assets of corporate include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Revenue:
Real Estate	$19,175,782	$18,034,363
Professional	30,593,668	31,089,756
Light Industrial	19,006,617	17,731,351
Total	$68,776,067	$66,855,470

Depreciation:
Real Estate	$44,113	$39,282
Professional	84,483	52,029
Light Industrial	25,421	26,352
Corporate	48,409	48,173
Total	$202,426	$165,836

Amortization:
Professional	$1,022,805	$1,060,147
Light Industrial	—	66,151
Corporate	6,278	3,372
Total	$1,029,083	$1,129,670

Operating income:
Real Estate	$2,819,711	$2,606,378
Professional	1,833,559	2,266,656
Light Industrial	1,202,991	1,056,054
Corporate - selling	(132,428)	(173,948)
Corporate - general and administrative	(2,137,125)	(1,719,835)
Total	$3,586,708	$4,035,305

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Capital expenditures:
Real Estate	$10,661	$9,161
Professional	328,648	10,992
Light Industrial	2,155	—
Corporate	—	133,751
Total	$341,464	$153,904

	March 31, 2019	December 30, 2018
Total Assets:
Real Estate	$13,199,509	$12,647,505
Professional	63,899,594	62,403,104
Light Industrial	19,406,383	18,992,392
Corporate	6,151,257	6,225,802
Total	$102,656,743	$100,268,803

NOTE 12 - SUBSEQUENT EVENTS

Dividend

On April 25, 2019, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on May 13, 2019 to all shareholders of record as of the close of business on May 6, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 30, 2018. Comparative segment revenues and related financial information are discussed herein and are presented in Note 11 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, for a description of important factors that could cause actual results to differ from expected results.

Overview

We are a leading national provider of professional temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC in October 2015, Zycron, Inc. in April 2017, and Smart Resources, Inc. and Accountable Search, LLC in September 2017. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to client partners primarily within the United States of America. We operate in 79 branch offices and 17 on-site locations providing services in 44 states.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings, in 28 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology ("IT") and finance and accounting client partner projects.

The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services increases during the third quarter of the year and peaks in the fourth quarter due to increase in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(dollars in thousands)
Revenues	$68,776	$66,855
Cost of services	50,337	49,545
Gross profit	18,439	17,310
Selling, general and administrative expenses	13,621	11,978
Depreciation and amortization	1,232	1,296
Operating income	3,586	4,036
Interest expense, net	353	871
Income before income tax	3,233	3,165
Income tax expense	737	699
Net income	$2,496	$2,466

Revenues	100.0%	100.0%
Cost of services	73.2%	74.1%
Gross profit	26.8%	25.9%
Selling, general and administrative expenses	19.8%	17.9%
Depreciation and amortization	1.8%	1.9%
Operating income	5.2%	6.0%
Interest expense, net	0.5%	1.3%
Income before income tax	4.7%	4.7%
Income tax expense	1.1%	1.0%
Net income	3.6%	3.7%

Thirteen Week Fiscal Period Ended March 31, 2019 ("Fiscal 2019") Compared with Thirteen Week Fiscal Period Ended April 1, 2018 ("Fiscal 2018")

Revenues:	Thirteen Weeks Ended
	March 31, 2019		April 1, 2018
	(dollars in thousands)
Revenues by segment:
Real Estate	$19,176	27.9%	$18,034	27.0%
Professional	30,594	44.5%	31,090	46.5%
Light Industrial	19,006	27.6%	17,731	26.5%
Total Revenues	$68,776	100.0%	$66,855	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $1.1 million (6.3%), due to our continued geographic expansion plan and growth in existing offices. The increase was due to an 0.1% increase in billed hours and a 5.7% increase in average bill rate. Revenue from new offices provided approximately $0.6 million of the increase. Revenues from the commercial buildings group contributed $0.3 million and revenues from the apartment group contributed $0.8 million of the increase.

Professional Revenues: Professional revenues decreased approximately $0.5 million (1.6%). The IT group decreased $0.5 million and the finance and accounting group was flat even with a decrease of $0.8 million in revenues from a single client partner. The overall decrease was due a 0.5% decrease in average bill rate, which was partially offset by a 0.7% increase in billed hours and an increase in permanent placements of $0.1 million.

Light Industrial Revenues: Light Industrial revenues increased approximately $1.3 million (7.2%). The overall revenue increase was due to a 2.3% increase in billed hours and a 5.0% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 31, 2019		April 1, 2018
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$7,387	40.1%	$6,880	39.7%
Professional	8,283	44.9%	7,872	45.5%
Light Industrial	2,769	15.0%	2,558	14.8%
Total Gross Profit	$18,439	100.0%	$17,310	100.0%

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Gross Profit Percentage by segment:
Real Estate	38.5%	38.2%
Professional	27.1%	25.3%
Light Industrial	14.6%	14.4%
Company Gross Profit	26.8%	25.9%

Overall, our gross profit has increased approximately $1.1 million (6.5%). As a percentage of revenue, gross profit has increased to 26.8% from 25.9% due to higher gross profits across all segments.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $0.5 million (7.4%) in line with the increase in revenue. The increase in gross profit was due primarily to 6.1% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $0.4 million (5.2%) due to the decrease in cost of services and an 3.5% increase in average spread. The IT group increased by $0.2 million and the finance and accounting group increased by $0.2 million.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $0.2 million (8.2%) in line with increased revenue. The average spread increased 4.6%.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $1.6 million (13.7%) primarily related to an increase in Professional of $0.8 million, with a $0.4 million increase in the finance and accounting group and a $0.4 million increase in the IT group, an increase in Real Estate of $0.2 million from growth and new office expansion, and an increase in Light Industrial of $0.1 million from increased revenues. Also, other various costs associated with our revenue growth and geographic expansion including increased headcount, commissions and bonuses. Share-based compensation increased $0.3 million from the issuance of restricted stock in August 2018 and stock options granted in 2019. Corporate general and administrative expenses increased $0.2 million related to increased IT related costs.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.1 million (4.9%). The decrease in depreciation and amortization is primarily due to fully amortized intangible assets in the Light Industrial segment related to the 2013 InStaff acquisition and in the Professional segment related to the 2015 D&W acquisition.

 Interest Expense, net: Interest expense, net decreased approximately $0.5 million (59.5%) primarily due to the May 2018 offering of common stock which proceeds were used to pay down on the existing indebtedness of the Company.

Income Taxes: Income tax expense was flat due to a consistent effective rate and flat pre tax income.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles ("non-GAAP"), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreements are based on EBITDA as defined in the credit agreements.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, and transaction fees and other non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. In addition, the financial covenants in our credit agreements are based on Adjusted EBITDA as defined in the credit agreements. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from, or as an alternative to, GAAP measures such as net income. Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise, and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(dollars in thousands)
Net income	$2,496	$2,466
Interest expense, net	353	871
Income tax expense	737	699
Operating income	3,586	4,036
Depreciation and amortization	1,232	1,296
Share-based compensation	320	67
Transaction fees	21	69
Adjusted EBITDA	$5,159	$5,468

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement with Texas Capital Bank, National Association (“TCB”), as amended and restated, that provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends, contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
	(dollars in thousands)
Net cash provided by operating activities	$5,382	$3,596
Net cash used in investing activities	(341)	(154)
Net cash used in financing activities	(5,041)	(3,442)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2019, net cash provided by operating activities was $5.4 million an increase of $1.8 million compared with $3.6 million for Fiscal 2018. This increase is primarily attributable to accounts receivable, accounts payable and accrued payroll and related expenses, which were partially offset by a decrease in prepaid expenses.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2019, we made capital expenditures of $0.3 million mainly related to software and computer equipment purchased in the ordinary course of business. In Fiscal 2018, we made capital expenditures of $0.2 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends and contingent consideration paid.

For Fiscal 2019, we paid $3.1 million in cash dividends on our common stock, paid down $1.8 million in principal payments on the Term Loan described below, and we reduced our revolving line of credit by $0.1 million. For Fiscal 2018, we paid $2.2 million in cash dividends on our common stock, paid down $0.6 million in principal payments on the Term Loan, and we reduced our revolving line of credit by $0.6 million.

Credit Agreements

In April 2017, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $55.0 million. The Amended Credit Agreement provides for a revolving credit facility maturing April 3, 2022 (the “Revolving Facility”), permitting us to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which is 85% of eligible accounts receivable, and TCB’s commitment of $35.0 million and also provides for a term loan maturing April 3, 2022 (the “Term Loan”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement. TCB may also make loans (“Swing Line Loans”) not to exceed the lesser of $7.5 million or the aggregate commitment. Additionally, the Amended Credit Agreement originally provided for us to increase the commitment by $20.0 million ($15.0 million remaining) with an accordion feature.

The Revolving Facility and Term Loan bear interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Amended Credit Agreement). Swing Line Loans bear interest at the Base Rate plus the Applicable Margin. All interest and commitment fees are generally paid quarterly. Additionally, we pay an unused commitment fee on the unfunded portion of the Revolving Facility. Our obligations under the Amended Credit Agreement are secured by a first priority security interest in substantially all of our, and our subsidiaries', tangible and intangible property.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 for a more detailed discussion of our critical accounting policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (our “2018 Form 10-K”), and filed with the SEC on March 12, 2019. There have been no material changes from the risk factors as previously disclosed in our 2018 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2018 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Company’s first fiscal quarter of 2019, we issued 423 shares of common stock in a cashless exercise of 1,020 outstanding warrants. The warrants had an original weighted average exercise price of $14.86. The foregoing issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013).
10.1	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014).
10.2	Form of Restricted Stock Agreement (incorporated by reference from the registrant's Form 10-Q filed on October 30, 2018).
10.3**
Executive Employment Agreement, entered into February 6, 2019 to be effective as of October 1, 2018, between B G Staff Services, Inc. and Beth Garvey (incorporated by reference from the registrant’s Form 10-K filed on March 12, 2019).

10.4**
Executive Employment Agreement, entered into February 6, 2019 to be effective as of October 1, 2018, between B G Staff Services, Inc. and Dan Hollenbach (incorporated by reference from the registrant’s Form 10-K filed on March 12, 2019).

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

Date: May 9, 2019