Form 10-Q
period 2019-06-30
BG Staffing, Inc.
filed 2019-08-07
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐     No    ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BGSF	NYSE American

The number of shares outstanding of the registrant’s common stock as of August 6, 2019 was 10,234,718.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the availability of field talents’ compensation insurance coverage at commercially reasonable terms;

•	the availability of qualified field talent;

•	compliance with federal, state and local labor and employment laws and regulations and changes in such laws and regulations;

•	the ability to compete with new competitors and competitors with superior marketing and financial resources;

•	management team changes;

•	the favorable resolution of current or future litigation;

•	the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;

•	the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;

•	adverse changes in the economic conditions of the industries or markets that we serve;

•	disturbances in world financial, credit, and stock markets;

•	unanticipated changes in regulations affecting the company’s business;

•	a decline in consumer confidence and discretionary spending;

•	the general performance of the U.S. and global economies;

•	continued or escalated conflict in the Middle East or elsewhere; and

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 30, 2018
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $468,233 at 2019 and 2018)	$38,411,622	$37,606,721
Prepaid expenses	1,714,431	984,219
Other current assets	20,711	22,733
Total current assets	40,146,764	38,613,673

Property and equipment, net	2,448,608	2,556,992

Other assets
Deposits	3,701,713	3,209,419
Deferred income taxes, net	4,408,099	4,870,997
Right-of-use asset - operating leases	3,999,652	—
Intangible assets, net	31,350,775	33,034,173
Goodwill	17,983,549	17,983,549
Total other assets	61,443,788	59,098,138
Total assets	$104,039,160	$100,268,803
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $-0- and $44,920 for 2019 and 2018, respectively)	$—	$4,242,580
Accrued interest	164,979	308,547
Accounts payable	213,300	146,257
Accrued payroll and expenses	11,556,311	10,411,374
Accrued workers’ compensation	464,150	530,980
Contingent consideration, current portion	2,461,728	2,363,512
Lease liability, current portion	1,339,510	—
Income taxes payable	108,420	55,841
Total current liabilities	16,308,398	18,059,091

Line of credit (net of deferred finance fees of $557,602 and $571,782 for 2019 and 2018, respectively)	17,862,945	10,078,507
Long-term debt, less current portion (net of deferred finance fees of $-0- and $65,850 for 2019 and 2018, respectively)	—	5,767,650
Lease liability, less current portion	3,699,666	—
Other long-term liabilities	—	661,542
Total liabilities	37,871,009	34,566,790

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,234,718 and 10,227,247 shares issued and outstanding for 2019 and 2018, respectively, net of treasury stock, at cost, 828 shares for 2019 and 2018	78,320	78,246
Additional paid in capital	58,131,018	57,624,379
Retained earnings	7,958,813	7,999,388
Total stockholders’ equity	66,168,151	65,702,013
Total liabilities and stockholders’ equity	$104,039,160	$100,268,803
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen and Twenty-six Week Periods Ended June 30, 2019 and July 1, 2018

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2019	2018	2019	2018
Revenues	$73,857,890	$70,945,438	$142,633,957	$137,800,908
Cost of services	52,995,056	51,753,159	103,332,482	101,298,698
Gross profit	20,862,834	19,192,279	39,301,475	36,502,210
Selling, general and administrative expenses	14,237,839	12,528,731	27,858,262	24,507,852
Gain on contingent consideration	—	(1,172,004)	—	(1,172,004)
Depreciation and amortization	1,204,237	1,258,381	2,435,746	2,553,887
Operating income	5,420,758	6,577,171	9,007,467	10,612,475
Interest expense, net	496,109	741,801	849,346	1,612,892
Income before income taxes	4,924,649	5,835,370	8,158,121	8,999,583
Income tax expense	1,122,820	665,486	1,860,267	1,364,128
Net income	$3,801,829	$5,169,884	$6,297,854	$7,635,455

Net income per share:
Basic	$0.37	$0.56	$0.62	$0.85
Diluted	$0.37	$0.54	$0.61	$0.82

Weighted-average shares outstanding:
Basic	10,232,588	9,235,353	10,231,025	8,998,364
Diluted	10,362,038	9,538,545	10,380,195	9,301,370

Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.55

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Periods Ended June 30, 2019 and July 1, 2018

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2017	$—	8,759,376	$87,594	$—	$37,675,329	$1,371,756	$39,134,679
Share-based compensation	—	—	—	—	67,029	—	67,029
Exercise of common stock options and warrants	—	4,589	46	—	(7,546)	—	(7,500)
Cash dividend declared	—	—	—	—	—	(2,189,844)	(2,189,844)
Net income	—	—	—	—	—	2,465,571	2,465,571
Stockholders’ equity, April 1, 2018	—	8,763,965	87,640	—	37,734,812	1,647,483	39,469,935

Share-based compensation	—	—	—	—	47,807	—	47,807
Issuance of shares, net of offering costs	—	1,293,750	12,938	—	21,373,075	—	21,386,013
Exercise of common stock options and warrants	—	31,314	312	—	10,757	—	11,069
Option cancellation agreement	—	—	—	—	(3,335,169)	—	(3,335,169)
Cash dividends declared	—	—	—	—	—	(2,638,232)	(2,638,232)
Net income	—	—	—	—	—	5,169,884	5,169,884
Stockholders’ equity, July 1, 2018	$—	10,089,029	$100,890	$—	$55,831,282	$4,179,135	$60,111,307

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 30, 2018	$—	10,227,247	$102,273	$(24,027)	$57,624,379	$7,999,388	$65,702,013
Share-based compensation	—	—	—	—	320,084	—	320,084
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—
Exercise of common stock options and warrants	—	4,916	49	—	(49)	—	—
Change in accounting principal - operating leases	—	—	—	—	—	(200,607)	(200,607)
Cash dividend declared	—	—	—	—	—	(3,068,847)	(3,068,847)
Net income	—	—	—	—	—	2,496,024	2,496,024
Stockholders’ equity, March 31, 2019	—	10,229,913	102,299	(24,027)	57,944,437	7,225,958	65,248,667

Share-based compensation	—	—	—	—	186,629	—	186,629
Exercise of common stock options and warrants	—	4,805	48	—	(48)	—	—
Cash dividend declared	—	—	—	—	—	(3,068,974)	(3,068,974)
Net income	—	—	—	—	—	3,801,829	3,801,829
Stockholders’ equity, June 30, 2019	$—	10,234,718	$102,347	$(24,027)	$58,131,018	$7,958,813	$66,168,151

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-six Week Periods Ended June 30, 2019 and July 1, 2018

	2019	2018
Cash flows from operating activities
Net income	$6,297,854	$7,635,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	403,846	351,110
Amortization	2,031,900	2,202,777
Loss on disposal of property and equipment	4,895	—
Contingent consideration adjustment	—	(1,172,004)
Amortization of deferred financing fees	124,949	308,041
Interest expense on contingent consideration payable	98,216	361,543
Provision for doubtful accounts	(28,602)	17,875
Share-based compensation	506,713	114,836
Deferred income taxes	462,898	798,318
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(776,299)	(3,465,231)
Prepaid expenses	(730,212)	(624,113)
Other current assets	2,022	(107,371)
Deposits	(492,294)	(214,303)
Accrued interest	(143,568)	(115,970)
Accounts payable	67,043	(774,680)
Accrued payroll and expenses	1,394,049	(134,139)
Accrued workers’ compensation	(66,830)	(161,752)
Other current liabilities	—	(87,551)
Income taxes payable	52,579	(781,031)
Operating leases	—	(54,169)
Other long-term liabilities	(46,844)	—
Net cash provided by operating activities	9,162,315	4,097,641

Cash flows from investing activities
Capital expenditures	(673,752)	(452,519)
Net cash used in investing activities	(673,752)	(452,519)

	2019	2018

Cash flows from financing activities
Net borrowings (payments) under line of credit	7,770,258	(4,020,190)
Principal payments on long-term debt	(10,121,000)	(12,847,750)
Payments of dividends	(6,137,821)	(4,828,076)
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	—	21,389,582
Option cancellation agreement	—	(3,335,169)
Deferred financing costs	—	(3,519)
Net cash used in financing activities	(8,488,563)	(3,645,122)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$767,080	$1,163,830
Cash paid for taxes, net of refunds	$1,309,192	$1,325,147
Non-cash transactions:
Leasehold improvements funded by landlord incentives	$—	$214,222

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

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings, in 29 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology ("IT") and finance and accounting client partner projects.

The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 30, 2018, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 30, 2019 and December 30, 2018, and include the thirteen and twenty-six week periods ended June 30, 2019 and July 1, 2018, referred to herein as Fiscal 2019 and 2018, respectively.

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

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with Texas Capital Bank, National Association (“TCB”) that provided for a revolving credit facility and term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of June 30, 2019 and December 30, 2018 or revenue for the twenty-six week periods ended June 30, 2019 and July 1, 2018. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2019 and the related percentage for Fiscal 2018 was generated in the following areas:

	Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018
Maryland	11%	11%
Tennessee	16%	14%
Texas	30%	29%

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Beginning balance	$468,233	$473,573	$468,233	$473,573
Provision for (recovery of) doubtful accounts, net	24,855	(179,446)	(28,602)	17,875
Amounts (written off) collected, net	(24,855)	179,446	28,602	(17,875)
Ending balance	$468,233	$473,573	$468,233	$473,573

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $2.5 million and $2.1 million at June 30, 2019 and December 30, 2018, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in Texas, Washington, and Ohio and minimal loss retention coverage for team members and field talent in the Light Industrial segment and other non-Texas employees. Under these policies, the Company is required to maintain refundable deposits of $3.4 million and $2.9 million, which are included in Deposits in the accompanying consolidated balance sheets as of June 30, 2019 and December 30, 2018, respectively.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of June 30, 2019. There were no revenues recognized during the twenty-six week period ended June 30, 2019 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the twenty-six week period ended June 30, 2019.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Weighted-average number of common shares outstanding:	10,232,588	9,235,353	10,231,025	8,998,364
Effect of dilutive securities:
Stock options and restricted stock	89,833	256,414	105,156	261,960
Warrants	39,617	46,778	44,014	41,046
Weighted-average number of diluted common shares outstanding	10,362,038	9,538,545	10,380,195	9,301,370

Stock options and restricted stock	239,750	—	239,750	163,600
Warrants	—	—	—	—
Antidilutive shares	239,750	—	239,750	163,600

Income Taxes

The effective tax rates of 22.8% for the thirteen and twenty-six week periods ended June 30, 2019 and 11.4% and 15.2% for the thirteen and twenty-six week periods ended July 1, 2018, respectively, were primarily due to state taxes, the Work Opportunity Tax Credit, and the deductibility in Fiscal 2018 related to the Option Cancellation Agreement for tax purposes.

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

NOTE 3 - LEASES

At June 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.5 years and 5.4%, respectively. The Company's future operating lease obligations that have not yet commenced are immaterial. For the thirteen week period ended June 30, 2019, the Company's cash paid for operating leases was $414,333, and operating lease and short-term lease costs were $371,293 and $179,202, respectively. For the twenty-six week period ended June 30, 2019, the Company's cash paid for operating leases was $810,516, and operating lease and short-term lease costs were $738,714 and $344,688, respectively.

The undiscounted annual future minimum lease payments consist of the following at:

June 30, 2019
2019	$802,002
2020	1,364,797
2021	1,310,006
2022	1,217,820
2023	837,275
Thereafter	625,335
Total lease payments	6,157,235
Interest	(1,118,059)
Present value of lease liabilities	$5,039,176

NOTE 4 - INTANGIBLE ASSETS

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are stated net of accumulated amortization of $42.3 million and $40.3 million at June 30, 2019 and December 30, 2018, respectively. Amortization expense for the fiscal years are comprised of following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Client partner lists	$881,525	$972,095	$1,789,624	$1,993,622
Covenant not to compete	42,250	58,350	84,500	124,750
Acquisition intangibles	923,775	1,030,445	1,874,124	2,118,372
Computer software	79,042	42,662	157,776	84,405
Total	$1,002,817	$1,073,107	$2,031,900	$2,202,777

NOTE 5 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	June 30, 2019	December 30, 2018
Field talent payroll	$5,752,457	$4,236,534
Field talent payroll related	1,717,498	1,402,926
Accrued bonuses and commissions	1,769,481	1,673,130
Other	2,316,875	3,098,784
Accrued payroll and expenses	$11,556,311	$10,411,374

The following is a schedule of future estimated contingent consideration payments to various parties as of June 30, 2019:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$2,500,000	$(38,272)	$2,461,728

NOTE 6 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO Harris Bank, N.A. (“BMO”), as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provides for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million. The Company may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). The Company also pays an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative covenants as well as negative covenants restricting the ability of the Company and its subsidiaries to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) make restricted distributions; (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, the Company may not permit the Leverage Ratio, as of the last day of any fiscal quarter subject to a Covenant Holiday adjustment period for an approved Covenant Holiday Acquisition (as such terms are defined in the Credit Agreement) to be greater than the following: 3.00 to 1.0 (July 16, 2019 to June 30, 2021), 2.75 to 1.0 (July 1, 2021 to June 30, 2022), 2.50 to 1.0 (from and after July 1, 2022). Moreover, the

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) on a consolidated basis to be less than 1.20 to 1.00.

The Company borrowed $20 million under the Revolving Facility to pay off existing indebtedness of the Company under the Amended Credit Agreement (as defined below) and such agreement (and related ancillary documentation) was terminated on July 16, 2019 in connection with such repayment. The Company recognized a loss on extinguishment of debt of approximately $0.5 million in the third fiscal quarter of 2019 related to the unamortized deferred finance fees.

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with TCB with an aggregate commitment of $55.0 million. The Amended Credit Agreement provided for a revolving credit facility (the “Revolving Facility with TCB”), permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which was 85% of eligible accounts receivable, and $35.0 million and also provided for a term loan (the “Term Loan with TCB”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement.

The Revolving Facility with TCB and Term Loan with TCB bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms were defined in the Amended Credit Agreement). All interest and commitment fees were paid quarterly. Additionally, the Company paid an unused commitment fee on the unfunded portion of the Revolving Facility. The Company’s obligations under the Amended Credit Agreement were secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries.

The Amended Credit Agreement contained customary affirmative and negative covenants. The Company was subject to a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Dividend Fixed Charge Coverage Ratio, as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of June 30, 2019.

Line of Credit

At June 30, 2019 and December 30, 2018, $18.4 million and $10.7 million, respectively, was outstanding on the Revolving Facility with TCB. Average daily balance for the thirteen week periods ended June 30, 2019 and July 1, 2018 was $14.9 million and $17.0 million, respectively. Average daily balance for the twenty-six week periods ended June 30, 2019 and July 1, 2018 was $12.5 million and $19.0 million, respectively.

Borrowings under the Revolving Facility with TCB consisted of and bore interest at:

	June 30, 2019		December 30, 2018
Base Rate	$18,420,547	6.50%	$650,289	6.50%
LIBOR	—	—%	5,000,000	5.16%
LIBOR	—	—%	5,000,000	5.16%
Total	$18,420,547		$10,650,289

Long-Term Debt

Long-term debt consists of and bore interest at:

	June 30, 2019		December 30, 2018
Base Rate	$—	—%	$1,121,000	6.50%
LIBOR	—	—%	6,500,000	5.41%
LIBOR	—	—%	2,500,000	5.41%
Long-term debt	$—		$10,121,000

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	June 30, 2019	December 30, 2018
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,461,728	$2,363,512

The changes in the Level 3 fair value measurements from December 30, 2018 to June 30, 2019 relates to the $0.1 million in accretion. The key inputs in determining the fair value of the contingent consideration as of June 30, 2019 and December 30, 2018 include management's estimates of future sales volumes and EBITDA.

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

In May 2018, the Company issued and sold 1,293,750 shares of common stock, $0.01 par value per share for an aggregate purchase price (before deducting underwriting discounts and commissions and estimated offering expenses) of $23.3 million in cash. The public offering price was $18.00 per share and the Company incurred $1.9 million in offering costs. Proceeds were used to pay off existing indebtedness of the Company under the Amended Credit Agreement and cancel outstanding stock options held by the Company's former President and Chief Executive Officer, as described in Note 10 below.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SHARE-BASED COMPENSATION

Stock Options and Restricted Stock

On May 31, 2018, the Company entered into a stock option cancellation agreement (the "Option Cancellation Agreement") with the Company's former President and Chief Executive Officer, pursuant to which the Company agreed to pay $18.00 per share of common stock underlying stock options less the exercise price per share thereof for a total paid $3.3 million in exchange for the cancellation of 284,888 stock options granted under the 2013 Plan.

For the thirteen week periods ended June 30, 2019 and July 1, 2018, the Company recognized $0.2 million and $0.1 million of compensation expense related to stock awards, respectively. For the twenty-six week periods ended June 30, 2019 and July 1, 2018, the Company recognized $0.5 million and $0.1 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of June 30, 2019 amounted to $2.0 million which is expected to be recognized over the next 2.9 years.

A summary of stock option and restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Awards outstanding at December 30, 2018	526,985	$16.49	7.7	$2,932
Granted	68,750	$26.44
Exercised	(22,240)	$12.75
Forfeited / Canceled	(33,700)	$14.03
Awards outstanding at June 30, 2019	539,795	$18.06	7.6	$2,127

Awards exercisable at December 30, 2018	238,085	$13.96	7.2	$1,684
Awards exercisable at June 30, 2019	253,595	$14.80	6.9	$1,378

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 30, 2018	288,900	$8.34
Nonvested outstanding at June 30, 2019	286,200	$9.12

For the twenty-six week period ended June 30, 2019, the Company issued 9,298 shares of common stock upon the cashless exercise of 22,240 stock options.

Included in awards outstanding are 27,000 shares of restricted stock issued in August 2018, at a grant date price per share of $28.61. For the thirteen and twenty-six week period ended June 30, 2019, the Company recognized $0.1 million of compensation expense related to restricted stock.

Warrant Activity

For the thirteen and twenty-six week periods ended June 30, 2019 and July 1, 2018, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of June 30, 2019.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 30, 2018	93,216	$11.59	1.3	$805
Exercised	(1,020)	$14.86
Warrants outstanding at June 30, 2019	92,196	$13.84	1.3	$325

Warrants exercisable at December 30, 2018	93,216	$11.59	1.3	$805
Warrants exercisable at June 30, 2019	92,196	$13.84	1.3	$325

There were no nonvested warrants outstanding at June 30, 2019 and December 30, 2018.

For the twenty-six week period ended June 30, 2019, the Company issued 423 shares of common stock upon the cashless exercise of 1,020 warrants.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 11 - TEAM MEMBER BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time team members. The 401(k) Plan allows team members to make contributions subject to applicable statutory limitations. The Company matches team member contributions 100% up to the first 3% and 50% of the next 2% of a team member’s compensation. The Company contributed $0.3 million and $0.3 million to the 401(k) Plan for the thirteen week periods ended June 30, 2019 and July 1, 2018, respectively. The Company contributed $0.6 million and $0.5 million to the 401(k) Plan for the twenty-six week periods ended June 30, 2019 and July 1, 2018, respectively.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue:
Real Estate	$24,396,782	$21,298,452	$43,572,565	$39,332,814
Professional	31,321,332	30,132,365	61,915,000	61,222,121
Light Industrial	18,139,776	19,514,621	37,146,392	37,245,973
Total	$73,857,890	$70,945,438	$142,633,957	$137,800,908

Depreciation:
Real Estate	$45,420	$41,755	$89,533	$81,037
Professional	84,469	64,434	168,951	116,464
Light Industrial	24,589	26,574	50,011	52,926
Corporate	46,942	52,511	95,351	100,683
Total	$201,420	$185,274	$403,846	$351,110

Amortization:
Professional	$996,539	$1,024,715	$2,019,344	$2,084,862
Light Industrial	—	44,101	—	110,251
Corporate	6,278	4,291	12,556	7,664
Total	$1,002,817	$1,073,107	$2,031,900	$2,202,777

Operating income:
Real Estate	$4,121,208	$3,721,201	$6,940,920	$6,327,578
Professional	2,212,221	2,089,205	4,045,781	4,355,860
Light Industrial	1,137,627	1,331,922	2,340,616	2,387,978
Corporate - selling	(135,553)	(154,642)	(267,981)	(328,590)
Corporate - general and administrative	(1,914,745)	(410,515)	(4,051,869)	(2,130,351)
Total	$5,420,758	$6,577,171	$9,007,467	$10,612,475

Capital expenditures:
Real Estate	$29,218	$68,148	$39,879	$77,309
Professional	68,211	186,495	396,859	261,755
Light Industrial	5,476	43,972	7,631	43,972
Corporate	229,383	—	229,383	69,483
Total	$332,288	$298,615	$673,752	$452,519

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2019	December 30, 2018
Total Assets:
Real Estate	$17,100,959	$12,647,505
Professional	62,562,973	62,403,104
Light Industrial	17,939,782	18,992,392
Corporate	6,435,446	6,225,802
Total	$104,039,160	$100,268,803

NOTE 13 - SUBSEQUENT EVENTS

Debt

On July 16, 2019, the Company entered into a Credit Agreement maturing July 16, 2024 with BMO Harris Bank, N.A., as lead administrative agent, lender, letters of credit issuer, and swing line lender (See Note 6).

Dividend

On July 31, 2019, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on August 19, 2019 to all shareholders of record as of the close of business on August 12, 2019.

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

Overview

We are a leading national provider of temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC in October 2015, Zycron, Inc. in April 2017, and Smart Resources, Inc. and Accountable Search, LLC in September 2017. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to client partners primarily within the United States of America. We operate in 79 branch offices and 15 on-site locations providing services in 42 states.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings, in 29 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology ("IT") and finance and accounting client partner projects.

The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(dollars in thousands)
Revenues	$73,858	$70,945	$142,634	$137,801
Cost of services	52,995	51,753	103,332	101,299
Gross profit	20,863	19,192	39,302	36,502
Selling, general and administrative expenses	14,238	12,529	27,859	24,508
Gain on contingent consideration	—	(1,172)	—	(1,172)
Depreciation and amortization	1,204	1,258	2,436	2,554
Operating income	5,421	6,577	9,007	10,612
Interest expense, net	496	742	849	1,613
Income before income tax	4,925	5,835	8,158	8,999
Income tax expense	1,123	665	1,860	1,364
Net income	$3,802	$5,170	$6,298	$7,635

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	71.8%	72.9%	72.4%	73.5%
Gross profit	28.2%	27.1%	27.6%	26.5%
Selling, general and administrative expenses	19.3%	17.7%	19.5%	17.8%
Gain on contingent consideration	—%	(1.7)%	—%	(0.9)%
Depreciation and amortization	1.6%	1.8%	1.7%	1.9%
Operating income	7.3%	9.3%	6.3%	7.7%
Interest expense, net	0.7%	1.0%	0.6%	1.2%
Income before income tax	6.7%	8.2%	5.7%	6.5%
Income tax expense	1.5%	0.9%	1.3%	1.0%
Net income	5.1%	7.3%	4.4%	5.5%

Thirteen Week Fiscal Period Ended June 30, 2019 ("Fiscal 2019") Compared with Thirteen Week Fiscal Period Ended July 1, 2018 ("Fiscal 2018")

Revenues:	Thirteen Weeks Ended
	June 30, 2019		July 1, 2018
	(dollars in thousands)
Revenues by segment:
Real Estate	$24,397	33.0%	$21,298	30.0%
Professional	31,321	42.4%	30,132	42.5%
Light Industrial	18,140	24.6%	19,515	27.5%
Total Revenues	$73,858	100.0%	$70,945	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $3.1 million (14.6%), due to our continued geographic expansion plan and growth in existing offices. The increase was due to an 7.2% increase in billed hours and a 6.4% increase in average bill rate. Revenue from new offices provided approximately $1.0 million of the increase. Revenues from the commercial buildings group contributed $0.4 million of the increase.

Professional Revenues: Professional revenues increased approximately $1.2 million (3.9%). The IT group increased $1.3 million and the finance and accounting group decreased $0.1 million primarily due to a decrease of $0.3 million in revenues from a single client partner. The overall increase was due a 5.8% increase in average bill rate and an increase in permanent placements of $0.5 million, which was partially offset by a 3.6% decrease in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $1.4 million (7.0%). The overall revenue decrease was due to a 9.1% decrease in billed hours, which was offset by an 2.2% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	June 30, 2019		July 1, 2018
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$9,386	45.0%	$8,120	42.3%
Professional	8,787	42.1%	8,074	42.1%
Light Industrial	2,690	12.9%	2,998	15.6%
Total Gross Profit	$20,863	100.0%	$19,192	100.0%

	Thirteen Weeks Ended
	June 30, 2019	July 1, 2018
Gross Profit Percentage by segment:
Real Estate	38.5%	38.1%
Professional	28.1%	26.8%
Light Industrial	14.8%	15.4%
Company Gross Profit	28.2%	27.1%

Overall, our gross profit has increased approximately $1.7 million (8.7%). As a percentage of revenue, gross profit has increased to 28.2% from 27.1% due to growth in our Real Estate and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $1.3 million (15.6%) in line with the increase in revenue. The increase in gross profit was due primarily to 6.2% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $0.7 million (8.8%) due to a 6.6% increase in average spread. The IT group increased by $0.3 million with $0.2 million from permanent placements and the finance and accounting group increased by $0.4 million primarily from permanent placements.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.3 million (10.3%) in line with decreased revenue which was offset by a 1.1% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $1.7 million (13.6%) primarily related to various costs associated with our revenue growth and geographic expansion including increased headcount, commissions and bonuses as detailed in the following table.

	Thirteen Weeks Ended
	June 30, 2019	July 1, 2018	$ Change	% Change
	(dollars in thousands)
Compensation and related	$10,674	$9,614	$1,060	11%
Advertising and recruitment	637	627	10	2%
Occupancy and office operations	989	944	45	5%
Client engagement	412	350	62	18%
Software	506	294	212	72%
Professional fees	293	252	41	16%
Public company related costs	188	132	56	42%
Bad debt	25	(179)	204	114%
Share-based compensation	187	48	139	290%
Transaction fees	36	268	(232)	(87)%
Other	291	179	112	63%
	$14,238	$12,529	$1,709	14%

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.1 million (4.3%). The decrease in depreciation and amortization is primarily due to fully amortized intangible assets in the Light Industrial segment related to the 2013 InStaff acquisition and in the Professional segment related to the 2015 D&W acquisition.

 Interest Expense, net: Interest expense, net decreased $0.2 million (33.2%) primarily due to the May 2018 offering of common stock which proceeds were used to pay down on the existing indebtedness of the Company.

Income Taxes: Income tax expense increased $0.5 million (68.9%) primarily due to the 2018 Option Cancellation Agreement (see Note 10) to the unaudited consolidated financial statements included herein that was deductible for tax purposes and reduced the 2018 effective rate.

Twenty-six Week Fiscal Period Ended June 30, 2019 ("Fiscal 2019") Compared with Twenty-six Week Fiscal Period Ended July 1, 2018 ("Fiscal 2018")

Revenues:	Twenty-six Weeks Ended
	June 30, 2019		July 1, 2018
	(dollars in thousands)
Revenues by segment:
Real Estate	$43,573	30.6%	$39,333	28.6%
Professional	61,915	43.4%	61,222	44.4%
Light Industrial	37,146	26.0%	37,246	27.0%
Total Revenues	$142,634	100.0%	$137,801	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $4.3 million (10.8%) due to our continued geographic expansion plan and continued growth in existing offices. The increase was due to a 4.0% increase in billed hours and a 6.1% increase in average bill rate. Revenue from new offices provided approximately $1.7 million of the increase. Revenues from the commercial buildings group contributed $0.8 million of the increase.

Professional Revenues: Professional revenues increased approximately $0.7 million (1.1%). The IT group increased $0.8 million, which was partially offset by the finance and accounting group decrease of $0.1 million even with the decrease of $1.1 million in revenues from a client partner. The overall increase was due to an increase of 2.5% in average bill rate and an increase in permanent placements of $0.6 million that was offset by a 1.5% decrease in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $0.1 million (0.3%). The decrease was due to a 3.6% decrease in billed hours that was offset by a 3.5% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Twenty-six Weeks Ended
	June 30, 2019		July 1, 2018
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$16,773	42.7%	$15,000	41.1%
Professional	17,070	43.4%	15,946	43.7%
Light Industrial	5,459	13.9%	5,556	15.2%
Total Gross Profit	$39,302	100.0%	$36,502	100.0%

	Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018
Gross Profit Percentage by segment:
Real Estate	38.5%	38.1%
Professional	27.6%	26.0%
Light Industrial	14.7%	14.9%
Company Gross Profit	27.6%	26.5%

Overall, our gross profit has increased approximately $2.8 million (7.7%) due primarily to our Real Estate segment of $1.8 million and our Professional segment of $1.1 million. As a percentage of revenue, gross profit has increased to 27.6% from 26.5% primarily due to higher gross profits across our Real Estate and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $1.8 million (11.8%) consistent with the increase in revenue. The increase in gross profit was due primarily to 6.2% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.1 million (7.0%) due to 5.0% increase in average spread. The IT group increased $0.5 million with $0.1 million from permanent placements and the finance and accounting group increased $0.6 million with $0.5 million from permanent placements.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.1 million (1.7%) consistent with the decrease in revenue which was offset by a 2.7% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $3.4 million (13.7%) primarily related to various costs associated with our revenue growth and geographic expansion including increased headcount, commissions and bonuses as detailed in the following table.

	Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	$ Change	% Change
	(dollars in thousands)
Compensation and related	$20,954	$18,628	$2,326	12%
Advertising and recruitment	1,171	1,068	103	10%
Occupancy and office operations	1,957	1,876	81	4%
Client engagement	777	650	127	20%
Software	1,019	614	405	66%
Professional fees	714	627	87	14%
Public company related costs	352	253	99	39%
Bad debt	(29)	18	(47)	(261)%
Share-based compensation	507	115	392	341%
Transaction fees	58	337	(279)	(83)%
Other	378	322	56	17%
	$27,858	$24,508	$3,350	14%

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.1 million (4.6%). The decrease in depreciation and amortization is primarily due to fully amortized intangible assets in the Light Industrial segment related to the 2013 InStaff acquisition and in the Professional segment related to the 2015 D&W acquisition.

Interest Expense, net: Interest expense, net decreased $0.8 million (47.4%) primarily due to the May 2018 offering of common stock which proceeds were used to pay down on the existing indebtedness of the Company of $0.4 million and the decrease in contingent consideration discounts of $0.3 million.

Income Taxes: Income tax expense increased primarily due to the 2018 Option Cancellation Agreement (see Note 10) to the unaudited consolidated financial statements included herein that was deductible for tax purposes and reduced the 2018 effective rate.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles ("non-GAAP"), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreement are based on EBITDA as defined in the credit agreement.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(dollars in thousands)
Net income	$3,802	$5,170	$6,298	$7,635
Interest expense, net	496	742	849	1,613
Income tax expense	1,123	665	1,860	1,364
Operating income	5,421	6,577	9,007	10,612
Depreciation and amortization	1,204	1,258	2,436	2,554
Contingent consideration adjustment	—	(1,172)	—	(1,172)
Share-based compensation	187	48	507	115
Transaction fees	36	268	58	337
Adjusted EBITDA	$6,848	$6,979	$12,008	$12,446

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement with BMO Harris Bank, N.A. ("BMO"), that provides for a revolving credit facility maturing July 16, 2024 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends, contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
	June 30, 2019	July 1, 2018
	(dollars in thousands)
Net cash provided by operating activities	$9,162	$4,098
Net cash used in investing activities	(674)	(453)
Net cash used in financing activities	(8,488)	(3,645)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2019, net cash provided by operating activities was $9.2 million an increase of $5.1 million compared with $4.1 million for Fiscal 2018. This increase is primarily attributable to accounts receivable, accrued payroll and related expenses, accounts payable and income taxes payable.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2019, we made capital expenditures of $0.7 million mainly related to software and computer equipment purchased in the ordinary course of business. In Fiscal 2018, we made capital expenditures of $0.5 million mainly related to furniture and fixtures and computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends and contingent consideration paid.

For Fiscal 2019, we paid $6.1 million in cash dividends on our common stock, paid down $10.1 million on the term loan under the Amended Credit Agreement described below, and we borrowed $7.7 million on our revolving line of credit. For Fiscal 2018, we paid $4.8 million in cash dividends on our common stock, paid down $12.8 million on the term loan, and we reduced our revolving line of credit by $4.0 million, and paid $3.3 million for the Option Cancellation Agreement. We received net proceeds from issuance of common stock of $21.4 million and used the net proceeds mainly to reduce outstanding indebtedness under our revolving facility and term loan with TCB and to cancel outstanding options pursuant to the Option Cancellation Agreement.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO Harris Bank, N.A. (“BMO”), as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provides for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative covenants as well as negative covenants restricting our ability to, among other things (with certain exceptions): (i) incur indebtedness; (ii) incur liens; (iii) enter into mergers, consolidations, or similar transactions; (iv) make restricted distributions; (v) make loans; (vi) dispose of assets; (vii) enter into transactions with affiliates; or (viii) change the nature of their business. In addition, we may not permit the Leverage Ratio, as of the last day of any fiscal quarter subject to a Covenant Holiday adjustment period for an approved Covenant Holiday Acquisition (as such terms are defined in the Credit Agreement) to be greater than the following: 3.00 to 1.0 (July 16, 2019 to June 30, 2021), 2.75 to 1.0 (July 1, 2021 to June 30, 2022), 2.50 to 1.0 (from and after July 1, 2022). Moreover, we may not permit, for any four fiscal quarter period, the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) on a consolidated basis to be less than 1.20 to 1.00.

We borrowed $20 million under the Revolving Facility to pay off our existing indebtedness under the Amended Credit Agreement and such agreement (and related ancillary documentation) was terminated on July 16, 2019 in connection with such repayment. We recognized loss on extinguishment of debt of approximately $0.5 million in the third fiscal quarter of 2019 related to the unamortized deferred finance fees.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2019