Form 10-Q
period 2019-09-29
BG Staffing, Inc.
filed 2019-11-05
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019
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

The number of shares outstanding of the registrant’s common stock as of November 5, 2019 was 10,242,114.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 29, 2019	December 30, 2018
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $468,233 at 2019 and 2018)	$40,399,213	$37,606,721
Prepaid expenses	1,709,978	984,219
Other current assets	38,933	22,733
Total current assets	42,148,124	38,613,673

Property and equipment, net	3,099,489	2,556,992

Other assets
Deposits	3,700,754	3,209,419
Deferred income taxes, net	4,408,099	4,870,997
Right-of-use asset - operating leases	4,113,793	—
Intangible assets, net	30,539,442	33,034,173
Goodwill	17,983,549	17,983,549
Total other assets	60,745,637	59,098,138
Total assets	$105,993,250	$100,268,803
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $-0- and $44,920 for 2019 and 2018, respectively)	$—	$4,242,580
Accrued interest	203,620	308,547
Accounts payable	140,541	146,257
Accrued payroll and expenses	11,992,541	10,411,374
Accrued workers’ compensation	447,650	530,980
Contingent consideration, current portion	—	2,363,512
Lease liability, current portion	1,271,711	—
Income taxes payable	279,607	55,841
Total current liabilities	14,335,670	18,059,091

Line of credit (net of deferred finance fees of $357,528 and $571,782 for 2019 and 2018, respectively)	20,196,123	10,078,507
Long-term debt, less current portion (net of deferred finance fees of $-0- and $65,850 for 2019 and 2018, respectively)	—	5,767,650
Lease liability, less current portion	3,875,349	—
Other long-term liabilities	—	661,542
Total liabilities	38,407,142	34,566,790

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,242,114 and 10,227,247 shares issued and outstanding for 2019 and 2018, respectively, net of treasury stock, at cost, 1,004 and 828 shares for 2019 and 2018, respectively	75,103	78,246
Additional paid in capital	58,416,884	57,624,379
Retained earnings	9,094,121	7,999,388
Total stockholders’ equity	67,586,108	65,702,013
Total liabilities and stockholders’ equity	$105,993,250	$100,268,803
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen and Thirty-nine Week Periods Ended September 29, 2019 and September 30, 2018

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2019	2018	2019	2018
Revenues	$79,364,306	$77,062,137	$221,998,263	$214,863,045
Cost of services	57,187,684	55,689,112	160,520,167	156,987,810
Gross profit	22,176,622	21,373,025	61,478,096	57,875,235
Selling, general and administrative expenses	14,502,757	14,022,464	42,361,018	38,530,315
Gain on contingent consideration	—	(988,303)	—	(2,160,307)
Depreciation and amortization	1,196,753	1,247,537	3,632,500	3,801,425
Operating income	6,477,112	7,091,327	15,484,578	17,703,802
Loss on extinguishment of debt	540,705	—	540,705	—
Interest expense, net	395,448	661,683	1,244,795	2,274,575
Income before income taxes	5,540,959	6,429,644	13,699,078	15,429,227
Income tax expense	1,333,789	1,368,258	3,194,055	2,732,386
Net income	$4,207,170	$5,061,386	$10,505,023	$12,696,841

Net income per share:
Basic	$0.41	$0.50	$1.03	$1.36
Diluted	$0.41	$0.49	$1.01	$1.32

Weighted-average shares outstanding:
Basic	10,239,126	10,109,791	10,233,725	9,368,840
Diluted	10,343,673	10,342,559	10,365,871	9,638,616

Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.85

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Period Ended September 30, 2018

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2017	$—	8,759,376	$87,594	$—	$37,675,329	$1,371,756	$39,134,679
Share-based compensation	—	—	—	—	67,029	—	67,029
Exercise of common stock options and warrants	—	4,589	46	—	(7,546)	—	(7,500)
Cash dividend declared	—	—	—	—	—	(2,189,844)	(2,189,844)
Net income	—	—	—	—	—	2,465,571	2,465,571
Stockholders’ equity, April 1, 2018	—	8,763,965	87,640	—	37,734,812	1,647,483	39,469,935

Share-based compensation	—	—	—	—	47,807	—	47,807
Issuance of shares, net of offering costs	—	1,293,750	12,938	—	21,373,075	—	21,386,013
Exercise of common stock options and warrants	—	31,314	312	—	10,757	—	11,069
Option cancellation agreement	—	—	—	—	(3,335,169)	—	(3,335,169)
Cash dividends declared	—	—	—	—	—	(2,638,232)	(2,638,232)
Net income	—	—	—	—	—	5,169,884	5,169,884
Stockholders’ equity, July 1, 2018	—	10,089,029	100,890	—	55,831,282	4,179,135	60,111,307

Share-based compensation	—	—	—	—	758,350	—	758,350
Issuance of shares, net of offering costs	—	—	—	—	(25,875)	—	(25,875)
Issuance of restricted shares, net of 828 shares of treasury stock	—	41,172	412	(24,027)	(412)	—	(24,027)
Exercise of common stock options and warrants	—	27,676	277	—	(277)	—	—
Cash dividends declared	—	—	—	—	—	(3,026,709)	(3,026,709)
Net income	—	—	—	—	—	5,061,386	5,061,386
Stockholders’ equity, September 30, 2018	$—	10,157,877	$101,579	$(24,027)	$56,563,068	$6,213,812	$62,854,432

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Period Ended September 29, 2019

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 30, 2018	$—	10,227,247	$102,273	$(24,027)	$57,624,379	$7,999,388	$65,702,013
Share-based compensation	—	—	—	—	320,084	—	320,084
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—
Exercise of common stock options and warrants	—	4,916	49	—	(49)	—	—
Change in accounting principal - operating leases	—	—	—	—	—	(200,607)	(200,607)
Cash dividend declared	—	—	—	—	—	(3,068,847)	(3,068,847)
Net income	—	—	—	—	—	2,496,024	2,496,024
Stockholders’ equity, March 31, 2019	—	10,229,913	102,299	(24,027)	57,944,437	7,225,958	65,248,667

Share-based compensation	—	—	—	—	186,629	—	186,629
Exercise of common stock options and warrants	—	4,805	48	—	(48)	—	—
Cash dividend declared	—	—	—	—	—	(3,068,974)	(3,068,974)
Net income	—	—	—	—	—	3,801,829	3,801,829
Stockholders’ equity, June 30, 2019	—	10,234,718	102,347	(24,027)	58,131,018	7,958,813	66,168,151

Share-based compensation	—	—	—	—	244,450	—	244,450
Exercise of common stock options and warrants, net	—	7,396	74	(3,291)	41,416	—	38,199
Cash dividend declared	—	—	—	—	—	(3,071,862)	(3,071,862)
Net income	—	—	—	—	—	4,207,170	4,207,170
Stockholders’ equity, September 29, 2019	$—	10,242,114	$102,421	$(27,318)	$58,416,884	$9,094,121	$67,586,108

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Week Periods Ended September 29, 2019 and September 30, 2018

	2019	2018
Cash flows from operating activities
Net income	$10,505,023	$12,696,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	608,119	545,751
Amortization	3,024,381	3,255,674
Loss on disposal of property and equipment	6,954	15,554
Loss on extinguishment of debt, net	540,705	—
Contingent consideration adjustment	—	(2,160,307)
Amortization of deferred financing fees	154,127	382,025
Interest expense on contingent consideration payable	110,903	515,932
Provision for doubtful accounts	6,065	39,389
Share-based compensation	751,163	873,186
Deferred income taxes	462,898	1,085,142
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,798,557)	(3,022,783)
Prepaid expenses	(725,759)	(391,795)
Other current assets	(16,200)	(565,821)
Deposits	(491,333)	(287,636)
Accrued interest	(104,927)	18,190
Accounts payable	(5,716)	(1,648,529)
Accrued payroll and expenses	1,830,278	180,308
Accrued workers’ compensation	(83,330)	(161,956)
Other current liabilities	—	(87,552)
Income taxes payable	223,766	217,437
Operating leases	(33,612)	—
Other long-term liabilities	—	(118,062)
Net cash provided by operating activities	13,964,948	11,380,988

Cash flows from investing activities
Capital expenditures	(1,534,016)	(681,333)
Net cash used in investing activities	(1,534,016)	(681,333)

	2019	2018

Cash flows from financing activities
Net borrowings (payments) under line of credit	9,891,079	(7,670,117)
Principal payments on long-term debt	(10,121,000)	(12,847,750)
Payments of dividends	(9,209,683)	(7,854,785)
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	38,199	21,339,680
Option cancellation agreement	—	(3,335,169)
Contingent consideration paid	(2,672,000)	(327,996)
Deferred financing costs	(357,527)	(3,518)
Net cash used in financing activities	(12,430,932)	(10,699,655)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,003,190	$1,396,182
Cash paid for taxes, net of refunds	$2,462,325	$1,378,890
Non-cash transactions:
Leasehold improvements funded by landlord incentives	$—	$366,202

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

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings, in 30 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology ("IT") and finance and accounting client partner projects.

The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months as well as fluctuations in client partner demand. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 29, 2019 and December 30, 2018, and include the thirteen and thirty-nine week periods ended September 29, 2019 and September 30, 2018, referred to herein as Fiscal 2019 and 2018, respectively.

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

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. (“BMO”) that provided for a revolving credit facility and term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of September 29, 2019 and December 30, 2018 or revenue for the thirty-nine week periods ended September 29, 2019 and September 30, 2018. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2019 and the related percentage for Fiscal 2018 was generated in the following areas:

	Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018
Maryland	10%	11%
Tennessee	16%	14%
Texas	29%	29%

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Beginning balance	$468,233	$473,573	$468,233	$473,573
Provision for (recovery of) doubtful accounts, net	34,667	21,514	6,065	39,389
Amounts written off, net	(34,667)	(21,514)	(6,065)	(39,389)
Ending balance	$468,233	$473,573	$468,233	$473,573

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $2.7 million and $2.1 million at September 29, 2019 and December 30, 2018, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in Texas, Washington, and Ohio and minimal loss retention coverage for team members and field talent in the Light Industrial segment and other non-Texas employees. Under these policies, the Company is required to maintain refundable deposits of $3.4 million and $2.9 million, which are included in Deposits in the accompanying consolidated balance sheets as of September 29, 2019 and December 30, 2018, respectively.

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

Leases

The Company leases all their office space through operating leases, which expire at various dates through 2025. Many of the lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. Certain of the Company’s lease arrangements contain renewal provisions from 1 to 10 years, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term.

Right of use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses.

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

Contingent Consideration

The Company had obligations, to be paid in cash, related to its acquisitions if certain operating and financial goals were met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. The fair value calculation of the expected future payments uses a discount rate commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.
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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of September 29, 2019. There were no revenues recognized during the thirty-nine week period ended September 29, 2019 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirty-nine week period ended September 29, 2019.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Weighted-average number of common shares outstanding:	10,239,126	10,109,791	10,233,725	9,368,840
Effect of dilutive securities:
Stock options and restricted stock	69,684	181,012	90,853	227,846
Warrants	34,863	51,756	41,293	41,930
Weighted-average number of diluted common shares outstanding	10,343,673	10,342,559	10,365,871	9,638,616

Stock options and restricted stock	306,750	175,000	306,750	175,000
Warrants	—	—	—	—
Antidilutive shares	306,750	175,000	306,750	175,000

Income Taxes

The effective tax rates of 24.1% and 23.3% for the thirteen and thirty-nine week periods ended September 29, 2019, respectively, and 21.3% and 17.7% for the thirteen and thirty-nine week periods ended September 30, 2018, respectively, were primarily due to state taxes, the Work Opportunity Tax Credit, and the deductibility in Fiscal 2018 related to the Option Cancellation Agreement for tax purposes.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses, which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The new standard will become effective for the Company for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements. Since the Company currently uses an expected losses from customers method, the Company does not anticipate the adoption of ASU 2016-13 will have a material impact on the Company's financial condition or results of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

NOTE 3 - LEASES

At September 29, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.2 years and 5.6%, respectively. The Company's future operating lease obligations that have not yet commenced are immaterial. For the thirteen week period ended September 29, 2019, the Company's cash paid for operating leases was $405,332, and operating lease and short-term lease costs were $399,828 and $187,934, respectively. For the thirty-nine week period ended September 29, 2019, the Company's cash paid for operating leases was $1,215,848, and operating lease and short-term lease costs were $1,138,542 and $532,621, respectively.

The undiscounted annual future minimum lease payments consist of the following at:

September 29, 2019
2019	$1,614,555
2020	1,409,909
2021	1,390,554
2022	1,120,340
2023	657,095
Thereafter	301,203
Total lease payments	6,493,656
Interest	(1,346,596)
Present value of lease liabilities	$5,147,060

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $43.3 million and $40.3 million at September 29, 2019 and December 30, 2018, respectively. Amortization expense for the fiscal years are comprised of following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Client partner lists	$881,525	$944,093	$2,671,149	$2,937,716
Covenant not to compete	39,936	42,250	124,436	167,000
Acquisition intangibles	921,461	986,343	2,795,585	3,104,716
Computer software - amortization expense	71,019	66,553	228,796	150,958
Amortization expense	992,480	1,052,896	3,024,381	3,255,674
Computer software - selling, general and administrative expense	19,490	—	44,382	—
Total expense	$1,011,970	$1,052,896	$3,068,763	$3,255,674

NOTE 5 - ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses consist of the following at:

	September 29, 2019	December 30, 2018
Field talent payroll	$6,074,655	$4,236,534
Field talent payroll related	1,618,702	1,402,926
Accrued bonuses and commissions	2,012,793	1,673,130
Other	2,286,391	3,098,784
Accrued payroll and expenses	$11,992,541	$10,411,374

NOTE 6 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provides for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million. The Company may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). The Company also pays an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative covenants and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of September 29, 2019.

The Company borrowed $20 million under the Revolving Facility to pay off existing indebtedness of the Company under the Amended Credit Agreement (as defined below) and such agreement (and related ancillary documentation) was terminated on July 16, 2019 in connection with such repayment. The Company recognized a loss on extinguishment of debt of approximately $0.5 million related to the unamortized deferred finance fees.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Line of Credit

At September 29, 2019 and December 30, 2018, $20.6 million and $10.7 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended September 29, 2019 and September 30, 2018 was $21.0 million and $13.3 million, respectively. Average daily balance for the thirty-nine week periods ended September 29, 2019 and September 30, 2018 was $15.3 million and $17.1 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	September 29, 2019		December 30, 2018
Base Rate	$2,053,651	5.50%	$650,289	6.50%
LIBOR	8,500,000	3.67%	5,000,000	5.16%
LIBOR	10,000,000	3.66%	5,000,000	5.16%
Total	$20,553,651		$10,650,289

Long-Term Debt

Long-term debt consists of and bore interest at:

	September 29, 2019		December 30, 2018
Base Rate	$—	—%	$1,121,000	6.50%
LIBOR	—	—%	6,500,000	5.41%
LIBOR	—	—%	2,500,000	5.41%
Long-term debt	$—		$10,121,000

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	September 29, 2019	December 30, 2018
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$—	$2,363,512

The changes in the Level 3 fair value measurements from December 30, 2018 to September 29, 2019 relates to the $2.7 million in payments, which included $0.2 million in an extension of the Zycron acquisition covenant not to compete intangible asset, and $0.1 million in accretion. The key inputs in determining the fair value of the contingent consideration as of September 29, 2019 and December 30, 2018 include management's estimates of future sales volumes and EBITDA.

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

NOTE 9 – SHARE-BASED COMPENSATION

Stock Options and Restricted Stock

For the thirteen week periods ended September 29, 2019 and September 30, 2018, the Company recognized $0.2 million and $0.8 million of compensation expense related to stock awards, respectively. For the thirty-nine week periods ended September 29, 2019 and September 30, 2018, the Company recognized $0.8 million and $0.9 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of September 29, 2019 amounted to $2.0 million which is expected to be recognized over the next 3.0 years.

A summary of stock option and restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Awards outstanding at December 30, 2018	526,985	$16.49	7.7	$2,932
Granted	138,750	$21.49
Exercised	(47,790)	$10.19
Forfeited / Canceled	(34,700)	$14.39
Awards outstanding at September 29, 2019	583,245	$18.32	7.8	$2,109

Awards exercisable at December 30, 2018	238,085	$13.96	7.2	$1,684
Awards exercisable at September 29, 2019	295,045	$16.37	7.1	$1,379

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 30, 2018	288,900	$8.34
Nonvested outstanding at September 29, 2019	288,200	$7.73

For the thirty-nine week period ended September 29, 2019, the Company issued 16,694 shares of common stock upon the cashless exercise of 38,614 stock options.

Included in awards outstanding are 27,000 shares of restricted stock issued in August 2018, at a grant date price per share of $28.61. For the thirteen and thirty-nine week period ended September 29, 2019, the Company recognized $0.1 million and $0.2 million of compensation expense related to restricted stock, respectively.

Warrant Activity

For the thirteen and thirty-nine week periods ended September 29, 2019 and September 30, 2018, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of September 29, 2019.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 30, 2018	93,216	$11.59	1.3	$805
Exercised	(1,020)	$14.86
Warrants outstanding at September 29, 2019	92,196	$11.56	0.8	$703

Warrants exercisable at December 30, 2018	93,216	$11.59	1.3	$805
Warrants exercisable at September 29, 2019	92,196	$11.56	0.8	$703

There were no nonvested warrants outstanding at September 29, 2019 and December 30, 2018.

For the thirty-nine week period ended September 29, 2019, the Company issued 423 shares of common stock upon the cashless exercise of 1,020 warrants.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 10 - TEAM MEMBER BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent’s compensation. The Company contributed $0.3 million and $0.3 million to the 401(k) Plan for the thirteen week periods ended September 29, 2019 and September 30, 2018, respectively. The Company contributed $0.9 million and $0.8 million to the 401(k) Plan for the thirty-nine week periods ended September 29, 2019 and September 30, 2018, respectively.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue:
Real Estate	$29,470,693	$26,531,283	$73,043,258	$65,864,097
Professional	31,506,017	29,171,990	93,421,017	90,394,110
Light Industrial	18,387,596	21,358,864	55,533,988	58,604,838
Total	$79,364,306	$77,062,137	$221,998,263	$214,863,045

Depreciation:
Real Estate	$50,957	$44,784	$140,490	$125,820
Professional	82,201	74,488	251,152	190,952
Light Industrial	23,663	23,446	73,673	76,372
Corporate	47,452	51,923	142,804	152,607
Total	$204,273	$194,641	$608,119	$545,751

Amortization:
Professional	$986,274	$1,047,510	$3,005,618	$3,132,372
Light Industrial	—	—	—	110,251
Corporate	6,206	5,386	18,763	13,051
Total	$992,480	$1,052,896	$3,024,381	$3,255,674

Operating income:
Real Estate	$5,523,769	$4,958,373	$12,464,689	$11,285,951
Professional	2,144,549	2,143,426	6,190,331	6,499,285
Light Industrial	1,174,142	1,560,895	3,514,758	3,948,874
Corporate - selling	(131,389)	(212,877)	(399,370)	(541,467)
Corporate - general and administrative	(2,233,959)	(2,346,793)	(6,285,830)	(5,649,148)
Corporate - gain on contingent consideration	—	988,303	—	2,160,307
Total	$6,477,112	$7,091,327	$15,484,578	$17,703,802

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Capital expenditures:
Real Estate	$204,442	$37,681	$244,321	$114,990
Professional	77,809	121,170	474,668	382,925
Light Industrial	76,103	44,018	83,734	87,990
Corporate	501,910	25,945	731,293	95,428
Total	$860,264	$228,814	$1,534,016	$681,333

	September 29, 2019	December 30, 2018
Total Assets:
Real Estate	$19,341,023	$12,647,505
Professional	61,100,018	62,403,104
Light Industrial	18,765,095	18,992,392
Corporate	6,787,114	6,225,802
Total	$105,993,250	$100,268,803

NOTE 12 - SUBSEQUENT EVENTS

Dividend

On October 29, 2019, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on November 18, 2019 to all shareholders of record as of the close of business on November 11, 2019.

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

Overview

We are a leading national provider of temporary staffing services and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC in October 2015, Zycron, Inc. in April 2017, and Smart Resources, Inc. and Accountable Search, LLC in September 2017. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to client partners primarily within the United States of America. We operate in 78 branch offices and 14 on-site locations providing services in 43 states.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings, in 30 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology ("IT") and finance and accounting client partner projects.

The Light Industrial segment provides field talent primarily to logistics, distribution, and call center client partners needing a flexible workforce in Illinois, Wisconsin, New Mexico, Texas, Tennessee and Mississippi.

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months as well as fluctuations in client partner demand. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(dollars in thousands)
Revenues	$79,364	$77,062	$221,998	$214,863
Cost of services	57,188	55,689	160,520	156,988
Gross profit	22,176	21,373	61,478	57,875
Selling, general and administrative expenses	14,502	14,022	42,360	38,530
Gain on contingent consideration	—	(988)	—	(2,160)
Depreciation and amortization	1,197	1,248	3,633	3,801
Operating income	6,477	7,091	15,485	17,704
Loss on extinguishment of debt	541	—	541	—
Interest expense, net	395	662	1,245	2,275
Income before income tax	5,541	6,429	13,699	15,429
Income tax expense	1,334	1,368	3,194	2,732
Net income	$4,207	$5,061	$10,505	$12,697

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	72.1%	72.3%	72.3%	73.1%
Gross profit	27.9%	27.7%	27.7%	26.9%
Selling, general and administrative expenses	18.3%	18.2%	19.1%	17.9%
Gain on contingent consideration	—%	(1.3)%	—%	(1.0)%
Depreciation and amortization	1.5%	1.6%	1.6%	1.8%
Operating income	8.2%	9.2%	7.0%	8.2%
Loss on extinguishment of debt	0.7%	—%	0.2%	—%
Interest expense, net	0.5%	0.9%	0.6%	1.1%
Income before income tax	7.0%	8.3%	6.2%	7.2%
Income tax expense	1.7%	1.8%	1.4%	1.3%
Net income	5.3%	6.6%	4.7%	5.9%

Thirteen Week Fiscal Period Ended September 29, 2019 ("Fiscal 2019") Compared with Thirteen Week Fiscal Period Ended September 30, 2018 ("Fiscal 2018")

Revenues:	Thirteen Weeks Ended
	September 29, 2019		September 30, 2018
	(dollars in thousands)
Revenues by segment:
Real Estate	$29,470	37.1%	$26,531	34.4%
Professional	31,506	39.7%	29,172	37.9%
Light Industrial	18,388	23.2%	21,359	27.7%
Total Revenues	$79,364	100.0%	$77,062	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $3.0 million (11.1%), due to our continued geographic expansion plan and growth in existing offices. The increase was due to a 5.9% increase in billed hours and a 4.6% increase in average bill rate. Revenue from new offices provided approximately $0.7 million of the increase. Revenues from the commercial buildings group were flat.

Professional Revenues: Professional revenues increased approximately $2.3 million (8.0%). The IT group increased $4.0 million and the finance and accounting group decreased $1.7 million. The overall increase was due a 11.2% increase in average bill rate, which was partially offset by $0.4 million of a decrease in permanent placements and 5.3% decrease in billed hours. The IT group increased 12.9% in billed hours and the finance and accounting group decreased 39.9% in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $3.0 million (13.9%). The overall revenue decrease was due to a 17.6% decrease in billed hours, which was offset by an 4.4% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 29, 2019		September 30, 2018
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$11,265	50.8%	$10,045	47.0%
Professional	8,264	37.3%	8,110	37.9%
Light Industrial	2,647	11.9%	3,218	15.1%
Total Gross Profit	$22,176	100.0%	$21,373	100.0%

	Thirteen Weeks Ended
	September 29, 2019	September 30, 2018
Gross Profit Percentage by segment:
Real Estate	38.2%	37.9%
Professional	26.2%	27.8%
Light Industrial	14.4%	15.1%
Company Gross Profit	27.9%	27.7%

Overall, our gross profit increased approximately $0.8 million (3.8%). As a percentage of revenue, gross profit has increased to 27.9% from 27.7% due to growth in our Real Estate segment.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $1.2 million (12.1%) in line with the increase in revenue. The increase in gross profit was due primarily to 4.5% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $0.2 million (1.9%) due to a 10.6% increase in average spread. The IT group increased by $0.9 million and the finance and accounting group decreased by $0.7 million.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.6 million (17.7%) in line with decreased revenue which was offset by a 2.2% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $0.5 million (3.4%) primarily related to various costs associated with our revenue growth and geographic expansion including increased headcount, commissions and bonuses as detailed in the following table.

	Thirteen Weeks Ended
	September 29, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$10,726	14%	$10,320	13%	$406	4%
Advertising and recruitment	508	1%	513	1%	(5)	(1)%
Occupancy and office operations	1,052	1%	891	1%	161	18%
Client engagement	364	—%	284	—%	80	28%
Software	511	1%	316	—%	195	62%
Professional fees	427	1%	282	—%	145	51%
Public company related costs	180	—%	143	—%	37	26%
Bad debt	35	—%	22	—%	13	59%
Share-based compensation	244	—%	758	1%	(514)	(68)%
Transaction fees	37	—%	135	—%	(98)	(73)%
Other	418	1%	358	—%	60	17%
	$14,502	18%	$14,022	18%	$480	3%

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.1 million (4.1%). The decrease in depreciation and amortization is primarily due to the Professional segment related to the 2015 D&W acquisition.

 Interest Expense, net: Interest expense, net decreased $0.3 million (40.3%) primarily due to amortization of contingent consideration discounts related to the 2017 Zycron and Smart acquisitions and due to the pay down on the existing indebtedness of the Company.

Income Taxes: Income tax expense was flat primarily due to the share-based compensation exercises in 2018 that are deductible for tax purposes, which resulted in a decrease in the effective rate, offset by higher pre tax 2018 income.

Thirty-nine Week Fiscal Period Ended September 29, 2019 ("Fiscal 2019") Compared with Thirty-nine Week Fiscal Period Ended September 30, 2018 ("Fiscal 2018")

Revenues:	Thirty-nine Weeks Ended
	September 29, 2019		September 30, 2018
	(dollars in thousands)
Revenues by segment:
Real Estate	$73,043	32.9%	$65,864	30.6%
Professional	93,421	42.1%	90,394	42.1%
Light Industrial	55,534	25.0%	58,605	27.3%
Total Revenues	$221,998	100.0%	$214,863	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $7.1 million (10.9%) due to our continued geographic expansion plan and continued growth in existing offices. The increase was due to a 4.7% increase in billed hours and a 5.5% increase in average bill rate. Revenue from new offices provided approximately $1.0 million of the increase. Revenues from the commercial buildings group contributed $0.8 million of the increase.

Professional Revenues: Professional revenues increased approximately $3.0 million (3.3%). The IT group increased $4.8 million, which was partially offset by the finance and accounting group decrease of $1.8 million. The overall increase was due to an increase of 5.3% in average bill rate and an increase in permanent placements of $0.2 million that was offset by a 2.7% decrease in billed hours. The IT group increased 4.8% in billed hours and the finance and accounting group decreased 18.5% in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $3.1 million (5.2%). The decrease was due to a 8.6% decrease in billed hours that was offset by a 3.7% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 29, 2019		September 30, 2018
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$28,038	45.6%	$25,044	43.2%
Professional	25,334	41.2%	24,056	41.6%
Light Industrial	8,106	13.2%	8,775	15.2%
Total Gross Profit	$61,478	100.0%	$57,875	100.0%

	Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018
Gross Profit Percentage by segment:
Real Estate	38.4%	38.0%
Professional	27.1%	26.6%
Light Industrial	14.6%	15.0%
Company Gross Profit	27.7%	26.9%

Overall, our gross profit has increased approximately $3.6 million (6.2%) due primarily to our Real Estate segment of $3.0 million and our Professional segment of $1.3 million. As a percentage of revenue, gross profit has increased to 27.7% from 26.9% primarily due to higher gross profits across our Real Estate and Professional segments.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $3.0 million (12.0%) consistent with the increase in revenue. The increase in gross profit was due primarily to 5.5% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.3 million (5.3%) due to 6.8% increase in average spread. The IT group increased $1.4 million with $0.1 million from permanent placements and the finance and accounting group decreased $0.1 million with an increase of $0.1 million from permanent placements.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.7 million (7.6%) consistent with the decrease in revenue which was offset by a 2.5% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $3.8 million (9.9%) primarily related to various costs associated with our revenue growth and geographic expansion including increased headcount, commissions and bonuses as detailed in the following table.

	Thirty-nine Weeks Ended
	September 29, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$31,680	14%	$28,948	13%	$2,732	9%
Advertising and recruitment	1,679	1%	1,581	1%	98	6%
Occupancy and office operations	3,009	1%	2,767	1%	242	9%
Client engagement	1,141	1%	934	—%	207	22%
Software	1,530	1%	931	—%	599	64%
Professional fees	1,141	1%	909	—%	232	26%
Public company related costs	533	—%	396	—%	137	35%
Bad debt	6	—%	39	—%	(33)	(85)%
Share-based compensation	751	—%	873	—%	(122)	(14)%
Transaction fees	94	—%	472	—%	(378)	(80)%
Other	796	—%	680	—%	116	17%
	$42,360	19%	$38,530	18%	$3,830	10%

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.2 million (4.4%). The decrease in depreciation and amortization is primarily due to fully amortized intangible assets in the Light Industrial segment related to the 2013 InStaff acquisition and in the Professional segment related to the 2015 D&W acquisition.

Interest Expense, net: Interest expense, net decreased $1.0 million (45.3%) primarily due to the May 2018 offering of common stock which proceeds were used to pay down on the existing indebtedness of the Company and the decrease in contingent consideration discounts related to the 2017 Zycron and Smart acquisitions.

Income Taxes: Income tax expense increased $0.5 million (16.9%) primarily due to the 2018 Option Cancellation Agreement and the share-based compensation exercises that are deductible for tax purposes that resulted in a reduced 2018 effective rate, which was partially offset by higher pre tax 2018 income.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, transaction fees, and the non capital information technology improvement project ("IT roadmap") and other non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. In addition, the financial covenants in our credit agreement are based on adjusted EBITDA as defined in the credit agreement. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Trailing Twelve Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019
	(dollars in thousands)
Net income	$4,207	$5,061	$10,505	$12,697	$15,358
Interest expense, net	395	662	1,245	2,275	1,821
Income tax expense	1,334	1,368	3,194	2,732	4,321
Loss on extinguishment of debt	541	—	541	—	541
Operating income	6,477	7,091	15,485	17,704	22,041
Depreciation and amortization	1,197	1,248	3,633	3,801	4,876
Contingent consideration adjustment	—	(988)	—	(2,160)	(1,615)
Share-based compensation	244	758	751	873	947
Transaction fees	37	135	94	472	130
IT roadmap	341	—	369	—	369
Adjusted EBITDA	$8,296	$8,244	$20,332	$20,690	$26,748

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
	September 29, 2019	September 30, 2018
	(dollars in thousands)
Net cash provided by operating activities	$13,965	$11,381
Net cash used in investing activities	(1,534)	(681)
Net cash used in financing activities	(12,431)	(10,700)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2019, net cash provided by operating activities was $14.0 million an increase of $2.6 million compared with $11.4 million for Fiscal 2018. This increase is primarily attributable to changes in contingent consideration adjustments, accrued payroll and related expenses, accounts payable.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2019, we made capital expenditures of $1.5 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2018, we made capital expenditures of $0.7 million mainly related to furniture and fixtures and computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends and contingent consideration paid.

For Fiscal 2019, we paid $9.2 million in cash dividends on our common stock, paid down $10.1 million on the term loan with TCB, we borrowed $9.9 million on our revolving line of credit, and we paid $2.7 million of contingent consideration related to the Zycron acquisition.

For Fiscal 2018, we paid $7.9 million in cash dividends on our common stock, paid down $12.8 million in principal payments on the term loan with TCB, and we reduced our revolving line of credit by $7.7 million, paid $3.3 million for the Option Cancellation Agreement, and we paid $0.3 million of contingent consideration related to the Zycron acquisition. We received net proceeds from issuance of common stock of $21.3 million and used the net proceeds mainly to reduce outstanding indebtedness under our revolving facility and term loan with TCB and to cancel outstanding options pursuant to the Option Cancellation Agreement.

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

We borrowed $20 million under the Revolving Facility to pay off our existing indebtedness under the Amended Credit Agreement and such agreement (and related ancillary documentation) was terminated on July 16, 2019 in connection with such repayment. We recognized loss on extinguishment of debt of approximately $0.5 million related to the unamortized deferred finance fees.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended September 29, 2019, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Credit Agreement, dated as of July 16, 2019, among BG Staffing, Inc., as borrower, the lenders from time to time party thereto, and BMO Harris Bank, National Association, as administrative agent, letters of credit issuer, swing line lender, sole lead arranger, and sole book runner (incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 22, 2019)

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

Date: November 5, 2019