Form 10-K
period 2019-12-29
BG Staffing, Inc.
filed 2020-03-12
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 001-36704
BG STAFFING, INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________

Delaware			26-0656684
(State of Incorporation)			(I.R.S. Employer Identification Number)

5850 Granite Parkway, Suite 730	Plano,	Texas	75024
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code:
(972) 692-2400
_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	BGSF	NYSE

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $188,421,796 (based on the closing sale price of the Registrant's common stock on June 28, 2019 as reported on NYSE American).

As of March 12, 2020, there were 10,309,236 shares of the Registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to our future financial or operating performance, future plans and objectives, competitive positioning, requirements for additional capital, government regulation of operations and the timing and possible outcome of litigation and regulatory matters. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including statements that address activities, events or developments that we, or our subsidiaries, expect or anticipate may occur in the future, are forward-looking statements. Often, but not always, forward-looking statements can be identified by use of forward-looking words such as “aim,” “potential,” “may,” “could,” “can,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations. Forward-looking statements are based on certain assumptions and analyses made by us, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Readers are cautioned not to put undue reliance on such forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and known and unknown risks, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among other things, general business, economic, competitive, political and social uncertainties, the actual results of current operations, industry conditions, intellectual property and other proprietary rights, liabilities inherent in our industry, accidents, labor disputes, delays in obtaining regulatory approvals or financing and general market factors, including interest rates, equity markets, business competition, changes in government regulations. Additional risks and uncertainties include, but are not limited to, those listed under “Item 1A. Risk Factors.”

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

Part I
ITEM 1. BUSINESS.

Overview and History

BG Staffing, Inc. (“BGSF,” “we,” or the “Company”) is a leading national provider of workforce solutions that operates, along with its wholly owned subsidiaries, within the U.S. in three industry segments: Real Estate, Professional, and Light Industrial. We provide field talent to a variety of client partners that are seeking to match their workforce requirements to their business needs. Our client partners operate across a diverse set of industries.

We employ a diverse operating model, both from a skill set and a geographic standpoint, which we believe mitigates downside revenue risk.

Our workforce solutions consist of on-demand or short-term staffing assignments, contract staffing, and on-site management administration. Short-term staffing services assist employers in dealing with field talent demands caused by such factors as seasonality, fluctuations in client partner demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent field talent. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term workforce solutions allows companies to utilize a contingent staffing approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

Our contract staffing services place field talent with client partners for time-periods of more than three months or for an indefinite time period. This type of arrangement often involves outsourcing an entire department in a large corporation or providing the workforce for a large project.

In an on-site management arrangement, we place an experienced manager on-site at a client partner’s place of business. The manager is responsible for conducting all recruiting, candidate screening, interviewing, drug testing, hiring and placement for field talent at the client partner’s facility for a long-term or indefinite period.

Management believes that the staffing industry and the field talent performing these workforce solutions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.

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

We commenced operations on October 17, 2007 and since 2009 have began an on-going growth and diversification initiative. Since 2010, we have acquired eleven businesses:

•
In June 2010, we purchased the interests of BG Personnel Services, LP and BG Personnel, LP, and purchased the common stock of B G Staff Services, Inc. Shortly after the purchase, we relocated our home office to Dallas, Texas.

•
In December 2010, we purchased substantially all of the assets and assumed certain liabilities of JNA Staffing Inc., which specialized in providing temporary staffing services within the State of Wisconsin. These operations were rolled into our existing operations in Milwaukee, Wisconsin.

•
In December 2011, we purchased substantially all of the assets and assumed certain liabilities of Extrinsic, LLC, which specialized in providing information technology (“IT”) staffing services to client partners within the U.S. We continue to operate under the Extrinsic trade name.

•
In December 2012, we acquired substantially all of the assets and assumed certain liabilities of American Partners, Inc., which specialized in providing IT staffing services to client partners within the U.S. We continue to operate under the American Partners trade name.

•
In June 2013, we acquired substantially all of the assets and assumed certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC, a wholly owned subsidiary of InStaff Holding Corporation (collectively, “InStaff”). This acquisition has allowed us to strengthen and expand our operations in our Light Industrial segment. We continue to operate under the InStaff trade name.

•
In March 2015, we acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC (“D&W”), which specialized in providing temporary and full-time staffing services of accounting and finance personnel and secretarial and administrative personnel to client partners in Texas and Louisiana. We continue to operate under the Donovan & Watkins trade name.

•
In October 2015, we acquired substantially all of the assets and assumed certain liabilities of Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”), which provided IT temporary staffing talent and project management services. We continue to operate under the Vision Technology Services trade name.

•
In April 2017, we acquired substantially all of the assets and assumed certain liabilities of Zycron, Inc. (“Zycron”), which provided IT temporary staffing talent and project management services. We continue to operate under the Zycron trade name.

•
In September 2017, we acquired substantially all of the assets and assumed certain liabilities of Smart Resources Inc. and Accountable Search, LLC (collectively, “Smart”), which specialized in providing temporary and full-time staffing services of accounting and finance personnel and secretarial and administrative personnel to client partners in Chicago market. We continue to operate under the Accountable Search and Smart Resources trade names.

•
In December 2019, we acquired substantially all of the assets and assumed certain liabilities of L.J. Kushner & Associates, L.L.C. (“LJK”), which provided cybersecurity retained search services specializing in recruiting high and mid-level IT security professionals. We continue to operate under the L.J. Kushner & Associates trade name.

•
In February 2020, we acquired 100% of the equity of EdgeRock Technology Holdings, Inc. (“EdgeRock”), which provides specialized IT consultants and focuses on the sourcing and placement of technology professionals specialized in leading software and data ecosystems. We continue to operate under the EdgeRock Technology Partners trade name.

We now operate through 83 branch offices and 15 on-site locations located across 43 states and D.C. We do not currently have any foreign operations.

Our Industry

The temporary staffing industry supplies field talent to client partners helping them minimize the cost and effort of workforce planning. These services also enable the client partner to rapidly respond to changes in business conditions, and in some cases to convert fixed labor costs to variable costs. Temporary staffing companies act as intermediaries in matching available field talent to client partner assignments. The demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs and respond to changing market conditions.

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

The temporary staffing industry is large and highly fragmented with approximately 20,000 competing companies, while only 154 firms exceeded $100 million in annual revenues in 2018 according to Staffing Industry Analysts ("SIA"). In September 2019, SIA estimated the 2020 U.S. temporary staffing market will be an estimated $156 billion, which is up from an estimated $152 billion in 2019. Staffing companies compete both to recruit and retain a supply of field talent and to attract and retain client partners to use these workers. Client partner demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

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

Real Estate Segment

Our Real Estate segment is a leading provider of office and maintenance field talent to various apartment communities and commercial buildings. We currently have 56 branch offices in 29 states. The Real Estate division utilizes a centralized recruiting model from recruiting centers in Dallas, Houston, and Austin, Texas, in Charlotte, North Carolina, and in Tampa, Florida. All open positions nationally are recruited from one of these regional recruiting centers. The field talent we assign to our Real Estate client partners are our field employees, although our client partners provide on-the-job direction, control and supervision.

Professional Segment

Our Professional segment provides highly skilled IT professionals with expertise in SAP, Workday, Olik View, Hyperion, Oracle, One Stream, cyber, project management and other IT workforce solutions to client partners on a national basis. Additionally, we provide finance, accounting, legal, human resource and related support personnel. Our client partners include large Fortune 500 companies, medium and small companies, as well as consulting firms engaged in systems integration projects. We operate our professional segment from our offices in North Carolina, Rhode Island, Maryland, Tennessee, Texas, Illinois and New Jersey. In February 2020, we added Massachusetts, Arizona and Florida locations.

Light Industrial Segment

Our Light Industrial segment provides field talent to manufacturing, distribution, logistics and call center client partners needing a flexible workforce. We currently have 12 branch offices and 15 on-site locations operating in 7 states. Our Light Industrial segment field talent perform services in a variety of skilled and unskilled positions. The field talent we assign to our Light Industrial client partners are our field talent, although our client partners provide on-the-job direction, control and supervision.

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

Our Client Partners

We currently service small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the staffing industry, our engagements to provide workforce solutions to our client partners are generally of a non-exclusive, short-term nature and subject to termination by the client partner with little or no notice. No client partner accounted for more than 10% of our revenues in 2019, 2018, or 2017.

Marketing and Recruiting

We believe a key component of our success is the ability to recruit and maintain a pool of qualified field talent and regularly place them into desirable and appropriate positions. We use comprehensive methods to identify, assess, select and, when appropriate, measure the skills of our field talent and permanent placement candidates to meet the needs of our client partners.

We market our services to client partners, team members and field talent candidates via both national and local advertising activities. A significant portion of our total marketing efforts comes from direct marketing via telephone solicitation. Promotions consists of digital display, search engine marketing, social media, trade publications, job boards and events. We market our hiring and career management advice through all digital platforms (websites, social media, and blogs) and have expanded our use of job boards and aggregators in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software partners. We actively seek endorsements and affiliations with professional organizations in the accounting and finance, technology, apartment community, commercial building, creative and marketing fields. To enhance public recognition of us and our services, we conduct public relations activities and team members and field talent are encouraged to be active in civic organizations and industry trade groups in their local communities.

Growth Strategy

We are committed to growing our operations. Revenues have grown from $35 million in 2009 to $294.3 million in 2019, by using a growth strategy reliant upon both acquisitions and organic growth.

We will continue to evaluate acquisition opportunities utilizing our proven approach to the assessment, valuation, and integration of acquisitions. Additionally, we are committed to continue to grow our operations in our current markets, as well as expand into new markets within the segments and industries that we currently serve.

We are organized to handle many of the administrative functions at our home office location so that our branches can focus on business development and the effective recruiting and assignment of field talent.

We continue to invest in technology and process improvements, as necessary, to ensure that we are operating at optimal productivity and performance. In April 2019, our board of directors authorized $10.0 million over a three year period to enhance our technology infrastructure, which is our “IT roadmap.” We have organized our top information technology goals and success criteria into six workstreams designed to align similar technologies, project predecessors and business stakeholders that will guide the roadmap for delivery prioritization. These workstreams include front office, middle office, back office, modern workplace, IT infrastructure and project management.

Competition

The workforce solutions market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and specialized temporary staffing companies. Some of our competitors have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

The principal competitive factors in attracting qualified candidates for assignments are pay rates, availability of assignments, duration of assignments and responsiveness to requests for placement. We believe that many potential candidates seeking assignments through us may also be pursuing assignments through other means. Therefore, the speed at which we place prospective field talent and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified field talent. In addition to having high quality field talent to assign in a timely manner, the principal competitive factors in obtaining and retaining client partners in the temporary staffing industry are properly assessing the client partners’ specific job requirements, the appropriateness of the field talent assigned to the client partner, the price of services and the monitoring of client partner satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

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

The staffing industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing client partners tend to use contingent staffing to supplement their existing workforces and generally hire direct workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues can also decrease quickly when the economy begins to weaken.

Team Members and Field Talent

As of February 5, 2020, we had 430 team members (which are our full or part-time employees) at our home and branch offices. During the fiscal year ended 2019, we assigned approximately 29,000 field talent and had working, on average, approximately 4,500 field talent during the fourth quarter of 2019.

None of our team members or field talent are represented by a labor union, and we are not aware of any current efforts or plans to organize any of our team members or field talent. To date we have not experienced any material labor disruptions.

Intellectual Property

We own or have rights to various copyrights, trademarks, service marks, trade names and domain names used in our business, including, but not limited to, BG Staffing, BG Staffing Group, BG Personnel Services, Extrinsic, American Partners, InStaff, BG Temporary Staffing, BG Multifamily, BG Talent, Triance, Donovan & Watkins, D&W Talent, Vision Technology Services, Zycron, Smart Resources, Accountable Search, L.J. Kushner & Associates, EdgeRock, EdgeRock Technology Partners, EdgeRock Technology Partners & Design, bgstaffing.com, bgstaffinggroup.com, bgpersonnel.com, bgpersonnel.net, bgstaffing.net, bgcompanies.net, bgmail.com, ltnstaffing.com, milwaukeetemps.com, milwaukeetmepsinc.com, extrinsicllc.com, extrinsicgroup.com, extrinsicresources.com, jnastaffing.com, therightpeoplerightnow.com, rightpeoplerightnow.com, americanpartnersinc.com, instaff.com, donwat.com, vistechs.com, zycron.com, smartstaffing.com, accountablesearch.com, executiveassistantsearch.com, ljkushner.com, edgerock.com, edgerock.net, edgerockblue.com, edgerockcares.com, edgerockcares.net, edgerockconsultants.com, edgerockit.com, edgerockpartners.com, edgerockperm.com, edgerockred.com, edgerocksearch.com, edgerocksolutions.com, edgerockstaffing.com, edgerocktech.com, edgerocktech.net, edgerocktechnologies.com, etphome.com, joinedgerock.com, and myedgerock.com. Our trade names are valuable assets that reinforce the distinctiveness of our brands.

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

Available Information

We file electronically with the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our website address is www.bgstaffing.com. The information included on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We will make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed or furnished such material to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer.

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

The staffing services market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with approximately 20,000 full-service and specialized temporary staffing companies. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

In order to compete effectively in our markets, we must target our potential client partners carefully, continue to improve our efficiencies and the scope and quality of our services, and rely on our service quality, innovation, education and program clarity. If our competitive advantages are not compelling or sustainable, then we are unlikely to increase or sustain profits and our stock price could significantly decline.

In addition, heightened competition among our existing competitors, especially on a price basis, or by new entrants into the market, could create additional competitive pressures that may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, our revenues or gross margins could be significantly reduced.

Our business is subject to risks associated with geographic market concentration.

Geographic revenue in excess of 10% of our consolidated revenue in fiscal year 2019 and the related percentage for fiscal years 2018 and 2017 was generated in the following areas:

	2019	2018	2017
Maryland	11%	11%	12%
Tennessee	15%	14%	12%
Texas	28%	29%	29%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on our financial position and results of future operations.

A downturn of the U.S. or global economy could result in our client partners using fewer workforce solutions and services or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

Because demand for workforce solutions and services, particularly staffing services, is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for staffing services typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our client partners become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may materially suffer.

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

Increasing the growth and profitability of our business is particularly dependent upon our ability to retain existing client partners and capture additional client partners. Our ability to do so is dependent upon our ability to provide high quality services and offer competitive prices. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new client partners and our existing client partners base could decrease, either or both of which could have a materially adverse impact on our revenues.

Our business depends on a strong reputation and anything that harms our reputation will likely harm our results.

As a provider of temporary and permanent workforce solutions as well as consultant services, our reputation is dependent upon the performance of the field talent we place with our client partners and the services rendered by our consultants. We depend on our reputation and name recognition to secure engagements and to hire qualified field talent and consultants. If our client partners become dissatisfied with the performance of those field talent or consultants or if any of those field talent or consultants engage in or are believed to have engaged in conduct that is harmful to our client partners, our ability to maintain or expand our client base may be significantly harmed.

Acquisitions and new business initiatives may not be successful.

We expect to continue making acquisitions and entering into new business initiatives as part of our long-term business strategy. These acquisitions and new business initiatives involve significant challenges and risks, including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or diversion of management’s attention from our other business. We may be unable to identify suitable acquisition candidates in the future. Moreover, acquisitions may require substantial capital needs and the incurrence of additional indebtedness which may change significantly our capitalization and results of operations. Further, these acquisitions could result in post-closing discovery of material undisclosed liabilities of the acquired business or assets, title or other defects with respect to acquired assets, discrepancies or errors in furnished financial statements or other information or breaches of representations made by the sellers, or the unexpected loss of key team members or client partners from acquired businesses. These events could cause material harm to our operating results or financial condition.

We have debt that could adversely affect our financial health and prevent us from fulfilling our obligations or put us at a competitive disadvantage.

While we believe our current debt level is reasonable, we have utilized, and expect to continue to utilize, debt for acquisitions. Our level of debt and the limitations imposed on us by our lenders could have a material impact on investors, including the requirement to use a portion of our cash flow from operations for debt service rather than for our operations and the need to comply with the various covenants associated with such debt. Additionally, we may not be able to obtain additional debt financing for future working capital, capital expenditures or other home office purposes or may have to pay more for such financing. We could also be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions, or we may be disadvantaged compared to competitors with less leverage.

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

The maximum amount we are entitled to borrow under our revolving credit facility is currently $35.0 million and the availability of unused funds is affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows.

We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, and we aggressively manage our cash flow to ensure adequate funds to meet working capital needs. Such management steps include working to improve collections, adjusting the timing of cash expenditures and managing operating expenses. However, such steps may not always be successful.

Failure to comply with restrictive covenants under our credit agreement could trigger prepayment obligations or additional costs.

Our credit agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid default interest, including minimum fixed charge coverage ratio and maximum leverage ratio.

Any future failure to comply with our covenants which may occur under our credit agreement could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurances that any lender will waive defaults that may occur in the future. If we are forced to refinance our credit agreement, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be materially adversely affected by increased costs and interest rates.

We could be required to write-off goodwill or intangible assets in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $25.2 million and $33.8 million, respectively, at the end of 2019. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our results of operations.

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

We provide workers’ compensation insurance for our team members and field talent. Our workers’ compensation insurance policies are renewed annually. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on commercially reasonable terms. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies. The loss of workers' compensation insurance could have a material adverse effect on our financial position and results of operations.

Because we assume the obligation to make wage, tax and regulatory payments in respect of our team members and field talent, we are exposed to client partner credit risks.

We generally assume responsibility for and manage the risks associated with our team members and field talent payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the client partner makes payments required by our services agreement, which exposes us to credit risks. We attempt to mitigate this risk by generally invoicing our client partners weekly and having a high number of client partners who are geographically and industry diverse. We also carefully monitor the timeliness of our client partners’ payments and impose strict credit standards on our client partners. If we fail to successfully manage our credit risk, we may suffer significant losses which would decrease our profitability.

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

In addition, certain of our client partners may require that we indemnify them against losses in the event that the client partner is determined to be non-compliant with the Health Care Reform Laws with respect to one or more of our field talent assigned to such client partner. While we have not received notice from any client partner that acts or omissions by us may have resulted in losses to the client partner relating to non-compliance with the Health Care Reform Laws, any future liabilities that may be incurred by us pursuant to any such indemnification provisions could materially and adversely affect our results of operations.

It is likely that the U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Health Care Reform Laws. It is unclear at this point what the scope of any future such legislation will be and when it will become effective. Because of the uncertainty surrounding this replacement health care reform legislation, we cannot predict with any certainty the likely impact of the Health Care Reform Laws’ repeal or the adoption of any other health care reform legislation on our financial condition or operating results. Whether or not there is alternative health care legislation enacted in the U.S., there is likely to be significant disruption to the health care market in the coming months and years and the costs of our health care expenditures may increase.

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

We may incur fines and other losses or negative publicity with respect to these claims. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on commercially reasonable terms or be sufficient in amount or scope of coverage.

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

U.S. federal tax regulations and interpretations could adversely affect us.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. Notwithstanding the reduction in the corporate income tax rate, the overall impact of these changes on our results of operations will likely evolve as new regulations and interpretations relating to the TCJA are implemented. In addition, various political figures have pledged their support to overturning or modifying key aspects of the TCJA which could further increase the uncertainty relating to the impact of this or any future tax legislation on our results of operations.

Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect our business and financial condition.

With operations in many states, we are subject to numerous risks outside of our control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks and other health emergencies, terrorist acts or disruptive political events, or similar disruptions that could materially adversely affect our business and financial performance. Our operations are heavily dependent on the ability of team members, field talent and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential pandemic such as those caused by the avian flu, SARS, Ebola, Coronavirus, or even a particularly virulent flu, could decrease demand for our services and our ability to offer them. Uncharacteristic or significant weather conditions can affect travel and the ability of businesses to remain open, which could lead to decreased ability to offer our services and materially adversely affect our short-term results of operations. Although we cannot predict such events or their consequences, these events could materially adversely affect our stock price, reputation, business and financial condition.

We would be adversely affected by the loss of key personnel.

Our operations and financial success depends significantly on our leadership management team and team members. The loss of any key members of this group could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Information Technology, Cybersecurity and Data Protection

Our results of operations and ability to grow could be materially negatively affected if we cannot successfully keep pace with technological changes impacting the development and implementation of our services and the evolving needs of our client partners.

Our success depends on our ability to keep pace with rapid technological changes affecting both the development and implementation of our services and the staffing needs of our client partners. Technological advances such as artificial intelligence, machine learning, and automation are impacting industries served by all our lines of business. In addition, our business relies on a variety of technologies, including those that support hiring and tracking, order management, billing, and client data analytics. In April 2019, our board of directors authorized $10.0 million over a three year period to enhance our technology infrastructure. If we do not sufficiently invest in new technology and industry developments, appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our services, results of operations, and ability to develop and maintain our business could be negatively affected.

We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, or if our security measures are breached, our client partner and field talent relationships and our ability to attract new client partners may be adversely affected.

Our business could be interrupted by damage to or disruption of our computer, telecommunications equipment, or software systems, some of which are managed by third-party vendors, and we may lose data. Our client partners’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our client partners may be impaired, we may lose client partners, our ability to attract new client partners may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. In addition, our business involves the storage and transmission of field talent or client partners’ proprietary information, and security breaches, computer viruses or Cyber-attacks, including attacks motivated by grievances against the business services industry in general or against us in particular, could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, field talent error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client partner data, our reputation may be damaged, we may be subject to government sanctions, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our services could be harmed or result in increased costs or loss of revenue. The potential risk of security breaches and cyber-attacks may increase as we introduce new service offerings.

We maintain insurance with respect to many of such claims; however, there can be no assurance that we will continue to be able to obtain insurance at a cost that does not have a material adverse effect upon us or that such claims (whether by reason of us not having sufficient insurance or by reason of such claims being outside the scope of our insurance) will not have a material adverse effect upon us.

Changes in data privacy and protection laws and regulations in respect of control of personal information could increase our costs or otherwise adversely impact our operations.

In the ordinary course of business, we collect, use, and retain personal information from our team members, field talent candidates, and contractors, including, without limitation, full names, government-issued identification numbers, addresses, birth dates, and payroll-related information. The possession and use of personal information in conducting our business subjects us to a variety of complex and evolving laws and regulations regarding data privacy, protection and security, which, in many cases, apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries. Complying with the enhanced obligations and future laws and regulations relating to data transfer, residency, privacy and protection has increased and may continue to increase our operating costs and require significant management time and attention, while any failure by us or our subsidiaries to comply with applicable laws could result in governmental enforcement actions, fines, and other penalties that could potentially have a material adverse effect on our operations and reputation.

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

Our common stock has been traded on the NYSE since November 14, 2019 and was traded on the NYSE American since October 27, 2014, and we cannot predict whether an active trading market for our common stock will continue. Even if an active trading market continues, the market price of our common stock may remain volatile.
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

Prior to December 19, 2014, we had not paid cash dividends on our common stock. While we have declared and paid dividends for the prior twenty-one quarterly periods, we are limited in our ability to pay dividends by our credit agreement, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our home office is located at 5850 Granite Parkway, Suite 730, Plano, Texas 75024, and our telephone number is 972-692-2400. We lease our home office headquarters, which is approximately 6,200 square feet of space. We now operate through 83 branch offices and 15 on-site locations located across 43 states and D.C. We lease all of our branch offices, which are located throughout the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we have been threatened with, or named as a defendant in, litigation, administrative claims and lawsuits. We carry insurance to mitigate potential liabilities associated therewith. The principal risks that we insure against, subject to and upon the terms and conditions of our various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, directors & officers, fiduciary liability and fidelity losses. As of the date of this Annual Report on Form 10-K, management believes that the resolution of these matters will not have a material adverse effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph compares, through December 29, 2019, the cumulative total return of the Company’s common stock, a peer group index of certain publicly traded employment services companies, and the Russell 2000. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
This peer group index represents the cumulative total return of the Company and the following corporations providing field talent or permanent employment services: GEE Group, Mastech Digital, RCM Technologies and Staffing 360 Solutions.

Market Information and Holders

Our common stock commenced listing on the NYSE on November 14, 2019 under the symbol “BGSF,” was listed on the NYSE American from to October 27, 2014 to November 13, 2019 under the symbol “BGSF” and was quoted on the OTC Bulletin Board, or OTCBB, under the symbol “BGSF” from April 30, 2014 to October 27, 2014. Prior to the quotation of our common stock on the OTCBB, there was no public market for our common stock. The table below sets forth information on the range of high and low sales prices for our common stock.

Quarter Ended:	High	Low
December 29, 2019	$22.31	$18.00
September 29, 2019	$20.00	$16.00
June 30, 2019	$23.99	$15.91
March 30, 2019	$28.01	$19.25
December 30, 2018	$27.46	$18.61
September 30, 2018	$29.59	$22.61
July 1, 2018	$24.07	$17.86
April 1, 2018	$19.46	$15.30

As of February 5, 2020, the last reported sales price for our common stock was $20.39 per share.
As of February 5, 2020, there were approximately 4,789 holders of record of our common stock.

Dividends

The board of directors has declared or paid the following cash dividends during the fiscal years ended 2019, 2018, and 2017:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
January 26, 2017	February 13, 2017	February 20, 2017	$0.25	$2,167,327
April 20, 2017	May 1, 2017	May 8, 2017	$0.25	2,188,744
July 20, 2017	July 31, 2017	August 7, 2017	$0.25	2,189,844
October 23, 2017	November 2, 2017	November 7, 2017	$0.25	2,189,844
Total				$8,735,759

February 1, 2018	February 12, 2018	February 20, 2018	$0.25	$2,189,844
May 10, 2018	May 21, 2018	May 29, 2018	$0.30	2,638,232
July 25, 2018	August 6, 2018	August 13, 2018	$0.30	3,026,709
October 26, 2018	November 5, 2018	November 13, 2018	$0.30	3,067,124
Total				$10,921,909

February 6, 2019	February 19, 2019	February 26, 2019	$0.30	$3,068,847
April 25, 2019	May 6, 2019	May 13, 2019	$0.30	3,068,974
July 31, 2019	August 12, 2019	August 19, 2019	$0.30	3,071,862
October 29, 2019	November 11, 2019	November 18, 2019	$0.30	3,072,659
Total				$12,282,342

On January 30, 2020, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on February 18, 2020 to all shareholders of record as of the close of business on February 10, 2020.

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

Equity Compensation Plans

The following equity compensation plan information is provided as of December 29, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (2013 Long-Term Incentive Plan)	582,845	$18.32	255,894
Total	582,845	$18.32	255,894

A description of the equity compensation plan is incorporated by reference to Note 14 in the Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In December 2019, we issued 47,403 shares of common stock in a private placement for a value of $1.0 million at the closing of the LJK acquisition.

During 2019, we issued 20,059 shares of common stock in a cashless exercise of 28,734 outstanding warrants. The warrants had an original weighted average exercise price of $6.56.

The foregoing issuances of securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

During 2019, we repurchased 176 shares of the Company's common stock at a cost of $3,291 and a weighted average price of $18.70 upon the vesting of restricted stock to satisfy statutory minimum tax withholding requirements.

Item 6.  Selected Financial Data.

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2019, 2018, and 2017 and the balance sheet data as of December 29, 2019 and December 30, 2018 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2016 and 2015 and the balance sheet data as of December 31, 2017, December 25, 2016, and December 27, 2015 set forth below were derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017		December 25, 2016	December 27, 2015
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$294,314	$286,863	$272,600		$253,852	$217,534
Gross profit	$80,681	$76,595	$68,402		$60,073	$47,907
Selling, general and administrative expenses	$56,199	$51,066	$44,576		$37,971	$29,389
(Gain) Loss on contingent consideration	$—	$(3,775)	$(226)		$(167)	$1,001
Depreciation and amortization	$4,820	$5,044	$6,292		$6,733	$5,544
Operating income	$19,662	$24,260	$17,760		$15,536	$11,973
Loss on extinguishment of debt	$541	$—	$—		$404	$439
Interest expense, net	$1,569	$2,850	$3,253		$3,962	$2,996
Change in fair value of put option	$—	$—	$—		$—	$(177)
Income before income taxes	$17,552	$21,410	$14,507		$11,170	$8,715
Income tax expense	$4,305	$3,860	$8,659	(1)	$4,288	$3,368
Net income	$13,247	$17,550	$5,848		$6,882	$5,347

Net Income Per Share:
Net income per share – basic	$1.29	$1.83	$0.67		$0.85	$0.76
Net income per share – diluted	$1.28	$1.79	$0.65		$0.82	$0.73
Weighted average shares outstanding – basic	10,239	9,577	8,734		8,108	7,079
Weighted average shares outstanding – diluted	10,351	9,808	9,038		8,400	7,289

Other Financial Data:
Adjusted EBITDA (2)	$26,590	$27,106	$24,737		$22,643	$19,398
Same Day EBITDA (2)	$26,590	$27,106	$24,216		$22,643	$19,398
Cash dividends declared per common share	$1.20	$1.15	$1.00		$1.00	$0.75

Balance Sheet Data:
Working capital	$27,030	$20,555	$16,320	$19,185	$10,016
Total assets	$115,586	$100,269	$104,633	$81,214	$84,400
Total outstanding borrowings, net	$27,494	$20,089	$44,123	$23,618	$30,649
Total other long-term liabilities	$6,303	$662	$2,629	$1,858	$4,519
Stockholders’ equity	$68,457	$65,702	$39,135	$40,488	$25,928

(1)	Includes a $3.3 million re-measurement of the net deferred tax assets as a result of the TCJA.

(2)
We present Adjusted EBITDA and Same Day EBITDA (defined below), measures that are not in accordance with generally accepted accounting principles (“non-GAAP”), in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA and Same Day EBITDA are useful performance measures and are used by us to facilitate comparisons of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under generally accepted accounting principles (“GAAP”) can provide alone. Our board and management also use Adjusted EBITDA and Same Day EBITDA as some of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreements are based on EBITDA as defined in the credit agreements.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, transaction fees and other non-capital information technology project expenses (“IT roadmap”) and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance.

We define “Same Day EBITDA” as Adjusted EBITDA on a fifty-two week fiscal year basis. Omitting the additional revenue days in a fifty-three week fiscal year ended provides a financial measure that facilitates comparisons of our results of operations with those of our fifty-two week fiscal year and comparisons of our results with those companies having same number of days. Same Day EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA or Same Day EBITDA differently than we do, limiting their usefulness as comparative measures.

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

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the reconciliation to Adjusted EBITDA and Same Day EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Fiscal Years Ended
	December 29, 2019	December 30, 2018	December 31, 2017		December 25, 2016	December 27, 2015
	(dollars in thousands)
Net income	$13,247	$17,550	$5,848		$6,882	$5,347
Interest expense, net	1,569	2,850	3,253		3,962	2,996
Income tax expense	4,305	3,860	8,659	(3)	4,288	3,368
Loss on extinguishment of debt	541	—	—		404	439
Change in fair value of put option	—	—	—		—	(177)
Operating income	19,662	24,260	17,760		15,536	11,973
Depreciation and amortization	4,820	5,044	6,292		6,733	5,544
(Gain) Loss on contingent consideration	—	(3,775)	(226)		(167)	1,001
Share-based compensation	953	1,069	447		314	353
Transaction fees	434	508	464		227	527
IT roadmap	721	—	—		—	—
Adjusted EBITDA	26,590	27,106	24,737		22,643	19,398
Same day adjustment	—	—	(521)		—	—
Same day EBITDA	$26,590	$27,106	$24,216		$22,643	$19,398

(3)	Includes a $3.3 million re-measurement of the net deferred tax assets as a result of the TCJA.

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

Executive Overview

Demand for our field talent and consultants as well as placement services is dependent upon general economic and labor trends. We believe that the Company is well positioned in the current macroeconomic environment. The United States economic backdrop during 2019 was positive as real gross domestic product (“GDP”) grew an estimated 2.3%, while the unemployment rate declined from 3.9% in December 2018 to 3.5% in December 2019 recording to the U.S. Bureau of Labor Statistics. In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent that increases our value to client partners. The U.S. labor market remains robust, with significant demand due to talent shortages across our disciplines, where unemployment remains near a 50-year low.

Despite strong job growth over the last three months, there remains uncertainty in the market around the impact and duration of the Coronavirus outbreak. While the outbreak of the virus began late in 2019, our results of operations for fiscal year 2019 do not include any material impact from this.

Disruptions to business operations resulting from travel restrictions and possible quarantines of our team members, field talent, client partners and suppliers in areas affected by the outbreak, as well as possible closures of offices, manufacturing facilities, warehouses and logistics supply chains, could have a material adverse impact on our financial condition and results of operations for an uncertain duration.

The impact of the outbreak on the labor market will depend on the amount of time it disrupts economic activity. The impact over the next few months may be reflected in a drop in hours worked and reduced hiring. However, if the disruption continues longer, then impacted companies are likely to reduce their workforce, including layoffs, especially of less skilled workers.

No determination of such impact on our financial condition or results of operations can be made at this time.

Company Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015, VTS in October 2015, Zycron in April 2017, Smart in September 2017, LJK in December 2019, and 100% of the equity of EdgeRock in February 2020. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to client partners primarily within the United States of America. We now operate through 83 branch offices and 15 on-site locations located across 43 states and D.C.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 29 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology (“IT”) and finance, accounting, legal and human resource client partner projects.

The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce in 7 states.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements.

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	52 week	52 week	53 Week
	(dollars in thousands)
Revenues	$294,314	$286,863	$272,600
Cost of services	213,633	210,268	204,198
Gross Profit	80,681	76,595	68,402
Selling, general and administrative expenses	56,199	51,066	44,576
Gain on contingent consideration	—	(3,775)	(226)
Depreciation and amortization	4,820	5,044	6,292
Operating income	19,662	24,260	17,760
Loss on extinguishment of debt	541	—	—
Interest expense, net	1,569	2,850	3,253
Income before income tax	17,552	21,410	14,507
Income tax expense	4,305	3,860	8,659
Net income	$13,247	$17,550	$5,848

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Revenues	100.0%	100.0%	100.0%
Cost of services	72.6	73.3	74.9
Gross Profit	27.4	26.7	25.1
Selling, general and administrative expenses	19.1	17.8	16.4
Gain on contingent consideration	—	(1.3)	(0.1)
Depreciation and amortization	1.6	1.8	2.3
Operating income	6.7	8.5	6.5
Loss on extinguishment of debt	0.2	—	—
Interest expense, net	0.5	1.0	1.2
Income before income tax	6.0	7.5	5.3
Income tax expense	1.5	1.3	3.2
Net income	4.5%	6.1%	2.1%

Fifty-two Week Fiscal Year Ended December 29, 2019 (Fiscal 2019) Compared with Fifty-two Week Fiscal Year Ended December 30, 2018 (Fiscal 2018)

Revenues:

	Fiscal Year Ended
	December 29, 2019		December 30, 2018
	(dollars in thousands)
Revenues by Segment:
Real Estate	$96,422	32.8%	$86,874	30.3%
Professional	123,343	41.9%	119,300	41.6%
Light Industrial	74,549	25.3%	80,689	28.1%
Total Revenues	$294,314	100.0%	$286,863	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $9.5 million (11.0%) due to our continued geographic expansion plan and overall growth in existing offices. The increase was due to a 5.1% increase in billed hours and a 5.1% increase in average bill rate. Revenue from new offices provided approximately $2.5 million of the increase. Revenues from the commercial buildings group contributed $0.8 million of the increase.

Professional Revenues: Professional revenues increased approximately $4.0 million (3.4%). The increase was due to an increase of 8.3% in average bill rate that was offset by a decrease in permanent placements of $0.1 million and a 5.7% decrease in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $6.1 million (7.6%). The decrease was due to a 10.8% decrease in billed hours offset by a 3.5% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	December 29, 2019		December 30, 2018
	(dollars in thousands)
Gross Profit by Segment:
Real Estate	$36,928	45.8%	$32,955	43.0%
Professional	32,898	40.7%	31,565	41.2%
Light Industrial	10,855	13.5%	12,075	15.8%
Total Gross Profit	$80,681	100.0%	$76,595	100.0%

	Fiscal Year Ended
	December 29, 2019	December 30, 2018
Gross Profit Percentage by Segment:
Real Estate	38.3%	37.9%
Professional	26.7%	26.5%
Light Industrial	14.6%	15.0%
Company Gross Profit Percentage	27.4%	26.7%

Overall, our gross profit increased approximately $4.1 million (5.3%). As a percentage of revenue, gross profit has increased to 27.4% from 26.7%, primarily due to higher gross profits across our Real Estate and Professional segments.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $4.0 million (12.1%) consistent with the increase in revenue. The increase in gross profit was due primarily to 5.0% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.3 million (4.2%) consistent with the increase in revenue. The increase in gross profit was due to 9.3% increase in average spread.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $1.2 million (10.1%) consistent with the decrease in revenue which was offset by an increase of 2.2% in the average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $5.1 million (10.1%) primarily related to various costs associated with our revenue growth and geographic expansion including increased headcount, commissions and bonuses as detailed in the following table.

	Fiscal Year Ended
	December 29, 2019		December 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$41,401	14%	$38,756	14%	$2,645	7%
Advertising and recruitment	1,925	1%	1,915	1%	10	1%
Occupancy and office operations	3,987	1%	3,685	1%	302	8%
Client engagement	1,443	—%	1,270	—%	173	14%
Software	1,906	1%	1,342	—%	564	42%
Professional fees	1,327	—%	1,155	—%	172	15%
Public company related costs	675	—%	524	—%	151	29%
Bad debt	128	—%	41	—%	87	212%
Share-based compensation	953	—%	1,069	—%	(116)	(11)%
Transaction fees	434	—%	508	—%	(74)	(15)%
IT roadmap	721	—%	—	—%	721	100%
Other	1,299	—%	801	—%	498	62%
	$56,199	19%	$51,066	18%	$5,133	10%

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.2 million (4.4%). The decrease in depreciation and amortization is primarily due to fully amortized intangible assets in the Light Industrial segment related to the 2013 InStaff acquisition and in the Professional segment related to the 2015 D&W acquisition.

Interest Expense, net: Interest expense, net decreased $1.3 million (44.9%) primarily due to the May 2018 offering of common stock which proceeds were used to pay down on the existing indebtedness of the Company and the decrease in contingent consideration discounts related to the 2017 Zycron and Smart acquisitions.

Income Taxes: Income tax expense increased $0.4 million (11.5%) primarily due to the 2018 Option Cancellation Agreement and the share-based compensation exercises that are deductible for tax purposes that resulted in a reduced 2018 effective rate, which was partially offset by higher pre tax 2018 income.

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

Real Estate Revenues: Real Estate revenues increased approximately $15.1 million (21.0%) due to our continued geographic expansion plan and continued growth in existing offices. The increase was due to a 14.0% increase in billed hours and a 5.3% increase in average bill rate. Revenue from new offices provided approximately $0.9 million of the increase. Revenues from the commercial buildings group contributed $2.7 million of the increase.

Professional Revenues: Professional revenues decreased approximately $7.3 million (5.8%). The Zycron acquisition contributed an additional $5.8 million and the Smart acquisition contributed an additional $8.4 million increase over 2017. The overall decrease was due to a 10.8% increase in billed hours and a decrease of 13.8% in average bill rate that was offset by an increase in permanent placements of $0.8 million.

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

	Fiscal Year Ended
	December 30, 2018		December 31, 2017
	(dollars in thousands)
Gross Profit by Segment:
Real Estate	$32,955	43.0%	$27,138	39.7%
Professional	31,566	41.2%	30,626	44.8%
Light Industrial	12,074	15.8%	10,638	15.5%
Total Gross Profit	$76,595	100.0%	$68,402	100.0%

	Fiscal Year Ended
	December 30, 2018	December 31, 2017
Gross Profit Percentage by Segment:
Real Estate	37.9%	37.8%
Professional	26.5%	24.2%
Light Industrial	15.0%	14.3%
Company Gross Profit Percentage	26.7%	25.1%

Overall, our gross profit increased approximately $8.2 million (12.0%) due primarily to increased revenues in our Real Estate segment of $5.8 million and our Professional segment's addition of Zycron of $1.4 million and Smart of $3.1 million. As a percentage of revenue, gross profit has increased to 26.7% from 25.1%, primarily due to higher gross profits across all segments.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $5.8 million (21.4%) consistent with the increase in revenue. The increase in gross profit was due primarily to 4.6% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.0 million (3.1%) due to the decrease in cost of services which was offset by a 7.0% decrease in average spread. The Zycron acquisition contributed $1.4 million. The Smart acquisition contributed $3.1 million.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $1.4 million (13.5%) from an increase of 6.3% in the average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $6.5 million (14.6%) related to various costs associated with our revenue growth and geographic expansion including increased headcount, commissions and bonuses as detailed in the following table.

	Fiscal Year Ended
	December 30, 2018		December 31, 2017
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$38,756	14%	$33,168	12%	$5,588	17%
Advertising and recruitment	1,915	1%	1,504	1%	411	27%
Occupancy and office operations	3,685	1%	3,204	1%	481	15%
Client engagement	1,270	—%	1,215	—%	55	5%
Software	1,342	—%	1,216	—%	126	10%
Professional fees	1,155	—%	876	—%	279	32%
Public company related costs	524	—%	496	—%	28	6%
Bad debt	41	—%	761	—%	(720)	(95)%
Share-based compensation	1,069	—%	447	—%	622	139%
Transaction fees	508	—%	464	—%	44	9%
Other	801	—%	1,224	—%	(423)	(35)%
	$51,066	18%	$44,575	16%	$6,491	15%

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

Income Taxes: Income tax expense decreased approximately $4.8 million primarily due to the rate change impact of the TCJA, the Option Cancellation Agreement, and share-based compensation exercises that are deductible for tax purposes, which resulted in a decrease in the effective rate, offset by higher pre-tax income of $6.9 million.

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

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement with BMO Harris Bank, N.A. (“BMO”), that provides for a revolving credit facility maturing July 16, 2024 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new branches throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(dollars in thousands)
Working capital	$27,030	$20,555	$16,320

Net cash provided by operating activities	$17,954	$18,426	$18,064
Net cash used in investing activities	(9,729)	(924)	(25,644)
Net cash (used in) provided by financing activities	(8,225)	(17,502)	7,580
Net change in cash and cash equivalents	$—	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2019, net cash provided by operating activities was $18.0 million, a decrease of $0.5 million compared with $18.4 million for Fiscal 2018. This decrease is primarily attributable to lower net income, the timing of payments on operating assets and liabilities, net deferred tax assets, which was partially offset by contingent consideration adjustments.

During Fiscal 2018, net cash provided by operating activities was $18.4 million, an increase of $0.4 million compared with $18.1 million for Fiscal 2017. This increase is primarily attributable to higher net income, which was partially offset by contingent consideration adjustments, the timing of payments on operating assets and liabilities, amortization expense, and net deferred tax assets.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2019, we paid $7.5 million in connection with the LJK acquisition and we made capital expenditures of $2.2 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap project. In Fiscal 2018, we made capital expenditures of $0.9 million mainly related to furniture and fixtures and computer equipment purchased in the ordinary course of business. In Fiscal 2017, we paid $18.5 million in connection with the Zycron acquisition, $6.0 million in connection with the Smart acquisition and we made capital expenditures of $1.1 million mainly related to computer equipment and software purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreements, dividends and contingent consideration paid.

For Fiscal 2019, we paid $12.3 million in cash dividends on our common stock, paid down $10.1 million on the term loan with Texas Capital Bank, National Association (“TCB”), and we paid $2.7 million of contingent consideration related to the Zycron acquisition. We borrowed $9.7 million on our revolving credit facility and borrowed $7.5 million on our term loan in connection with the LJK acquisition.

For Fiscal 2018, we paid $13.8 million in principal payments on the term loan with TCB, paid $10.9 million in cash dividends on our common stock, reduced our revolving credit facility by $10.7 million, paid $3.3 million related to Option Cancellation Agreement, and paid $1.0 million of contingent consideration related to the VTS and Zycron acquisitions. We received net proceeds from the issuance of the common stock of $22.2 million and used the net proceeds to reduce outstanding indebtedness under our credit agreement with TCB and cancel outstanding options pursuant to the Option Cancellation Agreement, as noted above.

For Fiscal 2017, we received proceeds from the issuance of the $25.0 million term loan mainly to fund the Zycron acquisition. We paid $8.7 million in cash dividends on our common stock, paid $4.0 million of contingent consideration related to the VTS acquisition, we reduced our revolving credit facility by $2.5 million, paid $1.1 million in principal payments on the term loan with TCB, and paid $1.1 million in deferred financing costs related to the credit agreement with TCB.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO Harris Bank, N.A. (“BMO”), as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provides for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan commitment by $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative covenants and negative covenants, including certain limitations on our ability to pay cash dividends. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement.

On December 13, 2019, we borrowed $7.5 million on the Term Loan in conjunction with the closing of the LJK acquisition. On February 3, 2020, we borrowed $18.5 million on the Term Loan in conjunction with the closing of the EdgeRock acquisition, as described in Note 19 in the Notes to Consolidated Financial Statements. We borrowed $20 million under the Revolving Facility to pay off our existing indebtedness with TCB and such agreement (and related ancillary documentation) was terminated on July 16, 2019 in connection with such repayment. We recognized a loss on extinguishment of debt of approximately $0.5 million related to the unamortized deferred finance fees.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 29, 2019.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$27,845	$375	$1,313	$26,157	$—
Contingent consideration and holdback	3,500	1,000	2,500	—	—
Operating lease obligations	6,077	1,521	2,810	1,550	196
Contractual cash obligations	$37,422	$2,896	$6,623	$27,707	$196

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

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for uncollectible accounts receivable, impairment of goodwill and intangible assets, lease liability and continent consideration obligations related to acquisitions, contingencies, litigation, income taxes, share-based compensation option expense. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the consolidated financial statements.

Revenue Recognition

We derive our revenues from three segments: Real Estate, Professional, and Light Industrial. We provide workforce solutions and placement services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

We record revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. We have concluded that gross reporting is appropriate because we (i) have the risk of identifying and hiring qualified field talent, (ii) have the discretion to select the field talent and establish their price and duties and (iii) we bear the risk for services that are not fully paid for by client partners.

Temporary staffing revenues - Field talent revenues from contracts with client partners are recognized in the amount to which we have a right to invoice, when the services are rendered by our field talent.

Contingent placement staffing revenues - Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control transferred to the client partner, usually when employment candidates start their employment. We estimate the effect of placement candidates who do not remain with our client partners through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to client partners are generally calculated as a percentage of the new worker’s annual compensation. No fees for placement services are charged to employment candidates. These assumptions determine the timing of revenue recognition for the reported period.

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant.

Goodwill and Intangible Assets

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. Intangible assets consist of the value of contract-related intangible assets, trade names, non-compete agreements acquired in acquisitions, and purchased software and internal payroll costs directly incurred in the modification of software for internal use. We amortize intangible assets over their respective estimated useful lives based on a pattern in which the economic benefit of the respective intangible asset is realized, unless their useful lives are determined to be indefinite. We review goodwill and other intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill and other intangible assets may not be recoverable.

Contingent Consideration

We have obligations, to be paid in cash, related to our acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. The fair value calculation of the expected future payments uses a discount rate commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.

Leases

We lease all their office space through operating leases, which expire at various dates through 2025. Many of the lease agreements obligate us to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. Certain of our lease arrangements contain renewal provisions from 1 to 10 years, exercisable at our option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We determine if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term.

Right of use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Our operating lease expense is recognized on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses.

Financial Instruments

We use fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO that provides for the revolving credit facility and term loan and current rates available to us for debt with similar terms and risk.

Share-Based Compensation

We recognize compensation expense in selling, general and administrative expenses over the service period for options or restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BG Staffing, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BG Staffing, Inc. (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2020 expressed an unqualified opinion.

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

Dallas, Texas
March 12, 2020

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 29, 2019	December 30, 2018
ASSETS
Current assets
Accounts receivable (net of allowance for doubtful accounts of $468,233 at 2019 and 2018)	$39,423,801	$37,606,721
Prepaid expenses	1,224,230	984,219
Income taxes receivable	69,649	—
Other current assets	19,516	22,733
Total current assets	40,737,196	38,613,673

Property and equipment, net	3,545,049	2,556,992

Other assets
Deposits	3,843,023	3,209,419
Deferred income taxes, net	4,071,847	4,870,997
Right-of-use asset - operating leases	4,386,317	—
Intangible assets, net	33,807,973	33,034,173
Goodwill	25,194,639	17,983,549
Total other assets	71,303,799	59,098,138
Total assets	$115,586,044	$100,268,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion (net of deferred finance fees of $-0- and $44,920 for 2019 and 2018, respectively)	$375,000	$4,242,580
Accrued interest	73,027	308,547
Accounts payable	479,422	146,257
Accrued payroll and expenses	10,079,832	10,411,374
Accrued workers’ compensation	405,207	530,980
Contingent consideration, current portion	—	2,363,512
Lease liability, current portion	1,277,843	—
Other current liabilities	1,016,565	—
Income taxes payable	—	55,841
Total current liabilities	13,706,896	18,059,091

Line of credit (net of deferred finance fees of $351,128 and $571,782 for 2019 and 2018, respectively)	19,993,829	10,078,507
Long-term debt, less current portion (net of deferred finance fees of $-0- and $65,850 for 2019 and 2018, respectively)	7,125,000	5,767,650
Contingent consideration, less current portion	2,174,378	—
Lease liability, less current portion	4,128,951	—
Other long-term liabilities	—	661,542
Total liabilities	47,129,054	34,566,790

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,309,236 and 10,227,247 shares issued and outstanding for 2019 and 2018, respectively, net of treasury stock, at cost, 1,004 and 828 shares for 2019 and 2018, respectively	75,775	78,246
Additional paid in capital	59,617,787	57,624,379
Retained earnings	8,763,428	7,999,388
Total stockholders’ equity	68,456,990	65,702,013
Total liabilities and stockholders’ equity	$115,586,044	$100,268,803

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 29, 2019, December 30, 2018 and December 31, 2017

	2019	2018	2017
Revenues	$294,313,548	$286,862,926	$272,600,050
Cost of services	213,632,283	210,267,734	204,198,052
Gross profit	80,681,265	76,595,192	68,401,998
Selling, general and administrative expenses	56,199,521	51,066,327	44,575,015
Gain on contingent consideration	—	(3,775,307)	(225,743)
Depreciation and amortization	4,820,256	5,044,487	6,291,958
Operating income	19,661,488	24,259,685	17,760,768
Loss on extinguishment of debt	540,705	—	—
Interest expense, net	1,568,815	2,850,405	3,253,134
Income before income taxes	17,551,968	21,409,280	14,507,634
Income tax expense	4,304,978	3,859,739	8,659,200
Net income	$13,246,990	$17,549,541	$5,848,434

Net income per share:
Basic	$1.29	$1.83	$0.67
Diluted	$1.28	$1.79	$0.65

Weighted average shares outstanding:
Basic	10,238,565	9,577,498	8,733,941
Diluted	10,350,775	9,808,080	9,038,187

Cash dividends declared per common share	$1.20	$1.15	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 29, 2019, December 30, 2018 and December 31, 2017

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 25, 2016	—	8,668,485	$86,685	$—	$36,142,688	$4,259,081	$40,488,454
Share-based compensation	—	—	—	—	447,301	—	447,301
Issuance of shares, net of offering costs	—	70,670	707	—	991,793	—	992,500
Exercise of common stock options and warrants	—	20,221	202	—	93,547	—	93,749
Cash dividends declared	—	—	—	—	—	(8,735,759)	(8,735,759)
Net income	—	—	—	—	—	5,848,434	5,848,434
Stockholders’ equity, December 31, 2017	—	8,759,376	87,594	—	37,675,329	1,371,756	39,134,679
Share-based compensation	—	—	—	—	1,069,482	—	1,069,482
Issuance of shares, net of offering costs	—	1,293,750	12,938	—	21,347,200	—	21,360,138
Issuance of restricted shares, net of 828 shares of treasury stock	—	41,172	412	(24,027)	(412)	—	(24,027)
Exercise of common stock options and warrants	—	132,949	1,329	—	867,949	—	869,278
Option cancellation agreement	—	—	—	—	(3,335,169)	—	(3,335,169)
Cash dividends declared	—	—	—	—	—	(10,921,909)	(10,921,909)
Net income	—	—	—	—	—	17,549,541	17,549,541
Stockholders’ equity, December 30, 2018	—	10,227,247	102,273	(24,027)	57,624,379	7,999,388	65,702,013
Share-based compensation	—	—	—	—	952,738	—	952,738
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—
Issuance of shares	—	47,403	474	—	999,526	—	1,000,000
Exercise of common stock options and warrants	—	36,836	369	(3,291)	41,121	—	38,199
Change in accounting principal - operating leases	—	—	—	—	—	(200,608)	(200,608)
Cash dividends declared	—	—	—	—	—	(12,282,342)	(12,282,342)
Net income	—	—	—	—	—	13,246,990	13,246,990
Stockholders’ equity, December 29, 2019	—	10,309,236	$103,093	$(27,318)	$59,617,787	$8,763,428	$68,456,990

 The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 29, 2019, December 30, 2018 and December 31, 2017

	2019	2018	2017
Cash flows from operating activities
Net income	$13,246,990	$17,549,541	$5,848,434
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	830,299	746,443	592,317
Amortization	3,989,957	4,298,044	5,699,641
Loss on disposal of property and equipment	30,767	17,765	17,373
Loss on extinguishment of debt, net	540,705	—	—
Contingent consideration adjustment	—	(3,775,307)	(225,743)
Amortization of deferred financing fees	173,018	453,513	251,376
Interest expense on contingent consideration payable	123,761	624,145	1,208,095
Provision for doubtful accounts	128,260	40,618	760,633
Share-based compensation	952,738	1,069,482	447,301
Deferred income taxes	799,150	1,531,516	3,109,942
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,758,340)	(939,454)	1,434,308
Prepaid expenses	(726,840)	(36,251)	102,443
Other current assets	3,217	120,504	27,425
Deposits	(475,399)	(302,315)	(245,018)
Accrued interest	(235,520)	(22,083)	229,762
Accounts payable	675,790	(1,763,355)	(555,971)
Accrued payroll and expenses	(82,430)	(1,129,431)	284,667
Accrued workers’ compensation	(125,773)	(61,141)	(162,435)
Other current liabilities	16,565	(87,553)	(299,691)
Income taxes receivable and payable	(125,490)	246,753	(384,177)
Operating leases	(27,581)	—	—
Other long-term liabilities	—	(154,959)	(76,959)
Net cash provided by operating activities	17,953,844	18,426,475	18,063,723

Cash flows from investing activities
Businesses acquired, net of cash received	(7,500,000)	—	(24,500,000)
Capital expenditures	(2,229,509)	(923,994)	(1,145,757)
Proceeds from sale of property and equipment	440	—	2,350
Net cash used in investing activities	(9,729,069)	(923,994)	(25,643,407)

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 29, 2019, December 30, 2018 and December 31, 2017

	2019	2018	2017
Cash flows from financing activities
Net borrowings (payments) under line of credit	9,694,667	(10,717,778)	(2,514,646)
Proceeds from issuance of long-term debt	7,500,000	—	25,000,000
Principal payments on long-term debt	(10,121,000)	(13,766,500)	(1,112,500)
Payments of dividends	(12,282,342)	(10,921,909)	(8,735,759)
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	38,200	22,205,389	86,249
Option cancellation agreement	—	(3,335,169)	—
Contingent consideration paid	(2,672,000)	(962,996)	(4,024,257)
Deferred financing costs	(382,300)	(3,518)	(1,119,403)
Net cash (used in) provided by financing activities	(8,224,775)	(17,502,481)	7,579,684
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,350,713	$1,764,960	$1,447,138
Cash paid for taxes, net of refunds	$3,563,703	$2,012,325	$5,909,250
Non-cash transactions:
Leasehold improvements funded by landlord incentives	$—	$366,202	$255,493

The accompanying notes are an integral part of these consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a national provider of workforce solutions that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc. (“BGFA”) (collectively, the “Company”), primarily within the United States of America in three industry segments: Real Estate, Professional, and Light Industrial.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 29 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides skilled field talent on a nationwide basis for information technology (“IT”) and finance, accounting, legal and human resource client partner projects.

The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce in 7 states.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 29, 2019, the 52 weeks ended December 30, 2018, and the 53 weeks ended December 31, 2017, referred to herein as Fiscal 2019, 2018 and 2017, respectively.

Reclassifications

Certain reclassifications have been made to the 2017 and 2018 financial statements to conform with the 2019 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include allowances for uncollectible accounts receivable, goodwill, intangible assets, lease liability, contingent consideration obligations related to acquisitions, and income taxes. Additionally, the valuation of share-based compensation option expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. (“BMO”) that provides for a revolving credit facility and term loan and current rates available to the Company for debt with similar terms and risk.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

 Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of December 29, 2019 and December 30, 2018 or revenue in Fiscal 2019, 2018 and 2017. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2019 and the related percentage for Fiscal 2018 and 2017 was generated in the following areas:

	2019	2018	2017
Maryland	11%	11%	12%
Tennessee	15%	14%	12%
Texas	28%	29%	29%

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

Changes in the allowance for doubtful accounts for the fiscal years are as follows:

	2019	2018
Beginning balance	$468,233	$473,573
Provision for doubtful accounts	128,260	40,618
Amounts written off, net	(128,260)	(45,958)
Ending balance	$468,233	$468,233

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

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in the Texas, Washington, and Ohio and minimal loss retention coverage for team members and field talent in the Light Industrial segment and its other non-Texas workforce. Under these policies, the Company is required to maintain refundable deposits of $3.6 million and $2.9 million, which are included in Deposits the accompanying consolidated balance sheets, as of December 29, 2019 and December 30, 2018, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews its long-lived assets of fixed assets and right of use lease assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during Fiscal 2019, 2018 and 2017.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that there were no impairment indicators for these assets in Fiscal 2019, 2018 and 2017.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2019, 2018 or 2017.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company derives its revenues from three segments: Real Estate, Professional, and Light Industrial. The Company provides workforce solutions and placement services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Contingent placement staffing revenues - Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control is transferred to the client partner, usually when employment candidates start their employment. The Company estimates the effect of placement candidates who do not remain with its client partners through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to client partners are generally calculated as a percentage of the new worker’s annual compensation. No fees for placement services are charged to employment candidates. These assumptions determine the timing of revenue recognition for the reported period.

Refer to Note 17 for disaggregated revenues by segment.

Payment terms in the Company's contracts vary by the type and location of its client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 29, 2019. There were no revenues recognized during Fiscal 2019 related to performance obligations satisfied or partially

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during Fiscal 2019.

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense for Fiscal 2019, 2018 and 2017 was $1.9 million, $1.9 million, and $1.5 million, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	December 29, 2019	December 30, 2018	December 31, 2017
Weighted-average number of common shares outstanding:	10,238,565	9,577,498	8,733,941
Effect of dilutive securities:
Stock options and restricted stock	90,681	186,995	268,765
Warrants	21,529	43,587	35,481
Weighted-average number of diluted common shares outstanding	10,350,775	9,808,080	9,038,187

Stock options and restricted stock	238,750	175,000	178,000
Warrants	—	—	32,250
Anti-dilutive shares	238,750	175,000	210,250

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

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 29, 2019 or December 30, 2018.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company follows the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses, which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The new standard will become effective for the Company for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements. Since the Company currently uses an expected losses from client partners method, the Company does not anticipate the adoption of ASU 2016-13 will have a material impact on the Company's financial condition or results of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-13 will have a material impact on the Company's financial condition or results of operations.

NOTE 3 - ACQUISITIONS

L.J. Kushner & Associates, L.L.C.

On December 13, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of L.J. Kushner & Associates, L.L.C. (“LJK”) for cash consideration of $8.5 million and issued $1.0 million (47,403 shares privately placed) of the Company's common stock at closing. $1.0 million was held back as partial security for certain post-closing liabilities. The purchase agreement further provides for contingent consideration of up to $2.5 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase agreement contained a provision for a “true up” of acquired working capital 90 days after the closing date.

The net assets acquired were assigned to the Professional segment. The acquisition of LJK allows the Company to strengthen and expand its IT operations through cybersecurity retained search services specializing in recruiting high and mid-level security professionals.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Fiscal 2019 consolidated statement of operations includes two weeks of LJK operations and there are no revenues and minimal operating expenses. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. The preliminary allocation is as follows:

Accounts receivable	$187,000
Prepaid expenses and other assets	14,000
Intangible assets	4,249,430
Goodwill	7,211,090
Total net assets acquired	$11,661,520
Cash	$7,500,000
Hold back (included in Other current liabilities)	1,000,000
Common stock	1,000,000
Fair value of contingent consideration	2,161,520
Total fair value of consideration transferred for acquired business	$11,661,520

The preliminary allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$500,000	5 years
Trade name	3,000,000	Indefinite
Client partner list	749,430	5 years
Total	$4,249,430

The Company incurred costs of $0.1 million related to the LJK acquisition. These costs were expensed as incurred in selling, general and administrative expenses in 2019.

Supplemental Unaudited Pro Forma Information

The Company estimates that the revenues and net income for the period below that would have been reported if the LJK acquisition had taken place on the first day of Fiscal 2018 would be as follows (dollars in thousands, except per share amounts):

	2019	2018
Revenues	$297,362	$290,195
Gross profit	$83,730	$79,927
Net income	$14,089	$18,329
Net income per share:
Basic	$1.38	$1.91
Diluted	$1.36	$1.87

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Term Loan at a rate of 4.0% and tax expense of the pro forma adjustments at an effective tax rate of 24.5% for Fiscal 2019 and 18.0% for Fiscal 2018. The pro forma information presented includes adjustments that will have a continuing impact on the operations that management considers non-recurring in assessing LJK's historical performances.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the LJK acquisition taken place on the first day of Fiscal 2018 or of the results that may be achieved by the combined enterprise in the future.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 29, 2019 and December 30, 2018 consist of the following:

	2019	2018
Leasehold improvements	$1,266,925	$1,243,270
Furniture and fixtures	1,207,665	1,062,696
Computer systems	3,746,156	2,273,205
Vehicles	161,429	96,288
	6,382,175	4,675,459
Accumulated depreciation	(2,837,126)	(2,118,467)
Property and equipment, net	$3,545,049	$2,556,992

Total depreciation expense in Fiscal 2019, 2018 and 2017 was $830,299, $746,443, and $592,317, respectively.

NOTE 5 - LEASES

The Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) ASU 2016-02, Leases on the first day of Fiscal 2019 on a modified retrospective basis. The initial adoption of the standard recognized right-of-use assets of $4.1 million and lease liabilities of $4.3 million on the Company’s statement of financial position with no impact on the Company's results of operations. The Company did elect the hindsight practical expedient and did elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases. The Company also implemented a lease accounting system, but had no significant changes to processes or controls.

At December 29, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.2 years and 5.6%, respectively. The Company's future operating lease obligations that have not yet commenced are immaterial. For Fiscal 2019, the Company's cash paid for operating leases was $1,645,470, and operating lease and short-term lease costs were $1,555,374 and $687,981, respectively.

The undiscounted annual future minimum lease payments consist of the following at:

December 29, 2019
2020	$1,520,950
2021	1,449,770
2022	1,360,320
2023	982,511
2024	567,633
Thereafter	196,075
Total lease payment	6,077,259
Interest	(670,465)
Present value of lease liabilities	$5,406,794

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS

Finite and indefinite lived intangible assets consist of the following at:

	December 29, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$52,358,991	$40,462,549	$11,896,442
Covenant not to compete	2,615,585	1,662,220	953,365
Computer software	1,228,057	750,457	477,600
	56,202,633	42,875,226	13,327,407
Indefinite lives:
Trade names	21,913,000	1,432,434	20,480,566
Total	$78,115,633	$44,307,660	$33,807,973

	December 30, 2018
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$51,609,561	$36,931,448	$14,678,113
Covenant not to compete	1,918,000	1,499,005	418,995
Computer software	848,111	391,612	456,499
	54,375,672	38,822,065	15,553,607
Indefinite lives:
Trade names	18,913,000	1,432,434	17,480,566
Total	$73,288,672	$40,254,499	$33,034,173

Estimated future amortization expense for the next five years and thereafter is as follows:

Fiscal Years Ending:
2020	$3,399,649
2021	1,781,077
2022	1,685,982
2023	1,633,332
2024	1,546,195
Thereafter	3,281,172
Total	$13,327,407

Total amortization expense for Fiscal 2019, 2018 and 2017 was $4.0 million, $4.3 million and $5.7 million, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOODWILL

The changes in the carrying amount of goodwill as of and during the years ended were as follows at:

	Real Estate	Professional	Light Industrial	Total
December 31, 2017	$1,073,755	$11,871,474	$5,024,820	$17,970,049
additions from acquisitions	—	13,500	—	13,500
December 30, 2018	1,073,755	11,884,974	5,024,820	17,983,549
additions from acquisitions	—	7,211,090	—	7,211,090
December 29, 2019	$1,073,755	$19,096,064	$5,024,820	$25,194,639

NOTE 8 - ACCRUED PAYROLL AND EXPENSES, CONTINGENT CONSIDERATION, AND OTHER LONG-TERM LIABILITIES

Accrued payroll and expenses consist of the following at:

	December 29, 2019	December 30, 2018
Field talent payroll	$4,505,264	$4,236,534
Field talent payroll related	1,246,353	1,402,926
Accrued bonuses and commissions	1,585,681	1,673,130
Other	2,742,534	3,098,784
Accrued payroll and expenses	$10,079,832	$10,411,374

The following is a schedule of future estimated contingent consideration payments to various parties as of December 29, 2019:

	Estimated Cash Payment	Discount	Net
Due in:
One to two years	$1,250,000	$(193,719)	$1,056,281
Two to three years	1,250,000	(131,903)	1,118,097
Contingent consideration	$2,500,000	$(325,622)	$2,174,378

Other long-term liabilities consisted primarily of deferred rent at December 30, 2018.

NOTE 9 - INCOME TAXES

The Company's income tax expense for the fiscal years are comprised of the following:

	2019	2018	2017
Current federal income tax	$2,380,289	$1,568,308	$4,619,445
Current state income tax	1,125,539	759,915	929,813
Deferred income tax	799,150	1,531,516	3,109,942	(1)
Income tax expense	$4,304,978	$3,859,739	$8,659,200

(1) Fiscal 2017 includes the impact of TCJA.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income taxes are as follows at:

	December 29, 2019	December 30, 2018
Deferred tax assets:
Allowance for doubtful accounts	$105,015	$102,980
Goodwill and intangible assets	3,764,556	4,320,035
Workers’ compensation	97,003	85,413
Contingent consideration	560,001	581,278
Share-based compensation	278,095	276,552
Deferred tax liabilities:
Prepaid expenses	(427,166)	(202,832)
Fixed assets	(305,657)	(292,429)
Deferred income taxes, net	$4,071,847	$4,870,997

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	2019		2018		2017
Tax expense at federal statutory rate	$3,685,913	21.0%	$4,495,949	21.0%	$4,979,395	34.3%
State income taxes, net of federal benefit	1,038,380	5.9%	776,984	3.6%	610,691	4.2%
Re-measurement of deferred assets	—	—%	—	—%	3,314,037	22.8%
Equity, permanent differences and other	218,025	1.2%	(714,845)	(3.3)%	(62,318)	(0.4)%
Work Opportunity Tax Credit, net	(637,340)	(3.6)%	(698,349)	(3.3)%	(182,605)	(1.2)%
Income tax expense	$4,304,978	24.5%	$3,859,739	18.0%	$8,659,200	59.7%

NOTE 10 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provides for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement. The Company may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). The Company also pays an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative covenants and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of December 29, 2019.

On December 13, 2019, the Company borrowed $7.5 million on the Term Loan in conjunction with the closing of the LJK acquisition. On February 3, 2020, the Company borrowed $18.5 million on the Term Loan in conjunction with the closing of the EdgeRock acquisition, as described in Note 19 below. The Company borrowed $20 million under the Revolving Facility to pay off existing indebtedness of the Company under the Amended Credit Agreement (as defined below) and such agreement (and related ancillary documentation) was terminated on July 16, 2019 in connection with such repayment. The Company recognized a loss on extinguishment of debt of approximately $0.5 million related to the unamortized deferred finance fees.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Texas Capital Bank, National Association (“TCB”) with an aggregate commitment of $55.0 million. The Amended Credit Agreement provided for a revolving credit facility (the “Revolving Facility with TCB”), permitting the Company to borrow funds from time to time in an aggregate amount equal to the lesser of the borrowing base amount, which was 85% of eligible accounts receivable, and $35.0 million and also provided for a term loan (the “Term Loan with TCB”) in the amount of $20.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Amended Credit Agreement.

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

Line of Credit

At December 29, 2019 and December 30, 2018, $20.3 million and $10.7 million, respectively, was outstanding on the revolving facilities. Average daily balance for Fiscal 2019, 2018 and 2017 was $16.5 million, $15.6 million, and $20.3 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	December 29, 2019		December 30, 2018
Base Rate	$2,844,957	5.25%	$650,289	6.50%
LIBOR	17,500,000	3.26%	10,000,000	5.16%
Total	$20,344,957		$10,650,289

Long Term Debt

Long-term debt consisted of and bore interest at:

	December 29, 2019		December 30, 2018
Base Rate (1)	$7,500,000	5.25%	$1,121,000	6.50%
LIBOR	—	—%	9,000,000	5.41%
Long-term debt	$7,500,000		$10,121,000
(1) On January 21, 2020 the rate was changed to 3.16%

Maturities on the Revolving Facility with BMO and long-term debt as of December 29, 2019, are as follows:

Fiscal:
2020	$375,000
2021	562,500
2022	750,000
2023	937,500
2024	25,219,957
27,844,957
Less deferred finance fees	(351,128)
Total	$27,493,829

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 29, 2019	December 30, 2018
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,174,378	$2,363,512

The changes in the Level 3 fair value measurements from December 30, 2018 to December 29, 2019 relate to $2.2 million attributable to the LJK acquisition, $0.1 million in accretion, $2.7 million in payments on contingent consideration, and an adjustment to covenants not to compete assets. The changes in the Level 3 fair value measurements from December 31, 2017 to December 30, 2018 relate to $0.6 million in accretion, $1.0 million in payments on contingent consideration, and the remaining in gains included in earnings. Key inputs in determining the fair value of the contingent consideration as of December 29, 2019 and December 30, 2018 included discount rates ranging from 7.5% to 9.3% as well as management's estimates of future sales volumes and EBITDA.

NOTE 12 - CONTINGENCIES

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

The Company insures against, subject to and upon the terms and conditions of various insurance policies, claims or losses from workers’ compensation, general liability, automobile liability, property damage, professional liability, employment practices, fiduciary liability, fidelity losses and director and officer liability. Under the Company's bylaws, the Company’s directors and officers are indemnified against certain liabilities arising out of the performance of their duties to the Company. The Company also has an insurance policy for our directors and officers to insure them against liabilities arising from the performance of their positions with the Company or its subsidiaries. The Company has also entered into indemnification agreements with its directors and certain officers.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 - EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

On December 13, 2019, the Company issued 47,403 shares of common stock, $0.01 par value per share, in a private placement for a value of $1,000,000 at the closing of the LJK acquisition.

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

The Company repurchased 176 and 828 shares of company stock, or treasury stock, to satisfy the withholding obligation in connection with the vesting of a portion of the restricted stock for Fiscal 2019 and 2018, respectively. Treasury stock is accounted for under the cost method whereby the entire cost of the acquired stock is recorded.

In May 2018, the Company issued and sold 1,293,750 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price (before deducting underwriting discounts and commissions and other estimated offering expenses) of $23.3 million in cash. The public offering price was $18.00 per share. The newly issued shares constituted approximately 14.7% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $1.9 million in offering costs, which included $0.8 million fees paid to Taglich Brothers, a related party, as described in Note 15 below. Proceeds were used to pay off existing indebtedness of the Company under the Amended Credit Agreement and cancel outstanding in-the-money stock options held by L. Allen Baker, Jr., BG Staffing's former President and Chief Executive Officer, as described in Note 14 below.

On April 3, 2017, the Company issued 70,670 shares of common stock, $0.01 par value per share, in a private placement for a value of $992,500 at the closing of the Zycron acquisition. The Company incurred $7,500 in offering costs.

NOTE 14 - SHARE-BASED COMPENSATION

Stock Options and Restricted Stock

In December 2013, the board of directors adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. A total of 900,000 shares of common stock of BG Staffing, Inc. were initially reserved for issuance pursuant to the original 2013 Plan. On May 16, 2017, stockholders of the Company approved and made effective an amendment to the 2013 Plan to add an additional 250,000 shares of common stock reserved for issuance. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan.

The term of each option is determined by the board of directors but cannot exceed 10 years. Unless otherwise specified in an option agreement, options vest and become exercisable on the following schedule: 20% immediately and 20% on each anniversary date of the grant date. Each option shall be designated as an incentive stock option (“ISO”) or a non-qualified option (“NQO”). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant date; provided, however, the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model and the assumptions in the following table. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed below. The Company bases the estimate of expected volatility on the historical volatilities of the Company for a period equal to the expected life of the option.

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

On May 31, 2018, the Company entered into a stock option cancellation agreement (the “Option Cancellation Agreement”) with L. Allen Baker, Jr., the Company's former President and Chief Executive Officer, pursuant to which the Company agreed to pay Mr. Baker $18.00 per share of common stock underlying his vested in-the-money stock options granted under the Company’s 2013 Plan, less the exercise price per share thereof, in exchange for the cancellation and termination of such stock options. Pursuant to the terms of the Option Cancellation Agreement, the Company paid $3.3 million to Mr. Baker in exchange for the cancellation of 284,888 stock options granted to him under the 2013 Plan.

For Fiscal 2019, 2018 and 2017, the Company recognized $1.0 million, $1.1 million and $0.4 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of December 29, 2019 amounted to $1.8 million which is expected to be recognized over the next 2.7 years.

The following assumptions were used to estimate the fair value of share options and restricted stock for the years ended:

	2019		2018		2017
Weighted-average fair value of awards	$6.12		$12.27		$3.94
Weighted-average risk-free interest rate	2.3%		2.7%		1.8%
Weighted-average dividend yield	$1.18		$1.04		$1.00
Weighted-average volatility factor	42.6%		42.3%		43.2%
Weighted-average expected life	10.0	yrs	8.6	yrs	6.0	yrs

A summary of stock option and restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Awards outstanding at December 25, 2016	678,411	$8.95	7.8	$4,511
Granted	128,000	$16.76
Exercised	(28,800)	$7.71
Forfeited / Canceled	(12,200)	$11.00
Awards outstanding at December 31, 2017	765,411	$10.27	7.3	$4,521
Granted	217,000	$20.73
Exercised	(163,338)	$10.47
Forfeited / Canceled	(292,088)	$6.71
Awards outstanding at December 30, 2018	526,985	$16.49	7.7	$2,932
Granted	138,750	$21.49
Exercised	(48,190)	$10.25
Forfeited / Canceled	(34,700)	$14.39
Awards outstanding at December 29, 2019	582,845	$18.32	7.5	$2,793

Awards exercisable at December 30, 2018	238,085	$13.96	7.2	$1,684
Awards exercisable at December 29, 2019	313,645	$16.05	6.8	$1,991

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 30, 2018	288,900	$8.34
Non-vested outstanding at December 29, 2019	269,200	$20.96

For Fiscal 2019, 2018 and 2017, the Company issued 16,777; 49,541, and 5,221 shares of common stock upon the cashless exercise of 39,014; 86,053, and 13,800 stock options, respectively.

Included in awards outstanding are 18,000 and 31,500 shares of restricted stock, at a grant date price per share of $28.61, issued under the 2013 Plan as of December 29, 2019 and December 30, 2018, respectively. For Fiscal 2019, 2018 and 2017, the Company recognized $0.2 million, $0.4 million, and $-0- million of compensation expense related to restricted stock, respectively.

As of December 29, 2019, a total of 838,739 shares remain available for issuance under the 2013 Plan.

Warrant Activity

For Fiscal 2019, 2018 and 2017, the Company did not recognize of compensation cost related to warrants. There was no unamortized stock compensation expense remaining to be recognized as of December 29, 2019.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants (in thousands)
Warrants outstanding at December 25, 2016 and December 31, 2017	123,984	$11.51	2.2	$577
Exercised	(30,768)	$11.27
Warrants outstanding at December 30, 2018	93,216	$11.59	1.3	$805
Exercised	(28,734)	$6.55
Warrants outstanding at December 29, 2019	64,482	$13.84	0.8	$473

Warrants exercisable at December 30, 2018	93,216	$11.59	1.3	$805
Warrants exercisable at December 29, 2019	64,482	$13.84	0.8	$473

There were no non-vested warrants outstanding at December 29, 2019 and December 30, 2018.

For Fiscal 2019, 2018 and 2017, the Company issued 20,059; 16,623 and -0- shares of common stock upon the cashless exercise of 28,734; 30,768 and -0- warrants, respectively.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

NOTE 15 - RELATED PARTY TRANSACTIONS

Some of our equity owners are also principals of Taglich Brothers. The Company paid fees to Taglich Brothers related to one equity transaction in 2018 (see Note 13).

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - TEAM MEMBER BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent's compensation. The Company contributed $1.1 million, $1.1 million and $0.9 million to the 401(k) Plan for Fiscal 2019, 2018 and 2017, respectively.

NOTE 17 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 29 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Professional segment provides skilled field talent on a nationwide basis for IT and finance, accounting, legal and human resource client partner projects. The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce in 7 states.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	2019	2018	2017
Revenue:
Real Estate	$96,421,676	$86,874,241	$71,806,700
Professional	123,342,647	119,299,424	126,641,358
Light Industrial	74,549,225	80,689,261	74,151,992
Total	$294,313,548	$286,862,926	$272,600,050

Depreciation:
Real Estate	$197,029	$169,682	$109,085
Professional	341,529	273,691	179,809
Light Industrial	101,889	101,124	106,867
Home office	189,852	201,946	196,556
Total	$830,299	$746,443	$592,317

Amortization:
Professional	$3,964,878	$4,168,463	$5,378,992
Light Industrial	—	110,251	312,054
Home office	25,079	19,330	8,595
Total	$3,989,957	$4,298,044	$5,699,641

Operating income:
Real Estate	$16,381,823	$14,775,846	$11,553,163
Professional	7,702,175	7,967,368	8,518,293
Light Industrial	4,776,369	5,583,999	4,304,018
Home office - selling	(516,190)	(666,472)	(541,160)
Home office - general and administrative	(8,682,689)	(7,176,363)	(6,299,289)
Home office - gain on contingent consideration	—	3,775,307	225,743
Total	$19,661,488	$24,259,685	$17,760,768

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018	2017
Capital Expenditures:
Real Estate	$251,461	$124,643	$139,309
Professional	582,573	474,670	564,987
Light Industrial	152,632	119,886	53,969
Home office	1,242,843	204,795	387,492
Total	$2,229,509	$923,994	$1,145,757

Total Assets:
Real Estate	$16,785,163	$12,647,505
Professional	72,623,242	62,403,104
Light Industrial	15,223,581	16,022,618
Home office	10,954,058	9,195,576
Total	$115,586,044	$100,268,803

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$68,776,067	$73,857,890	$79,364,306	$72,315,285	$294,313,548
Gross Profit	$18,438,640	$20,862,834	$22,176,622	$19,203,169	$80,681,265
Income before income taxes	$3,233,471	$4,924,649	$5,540,959	$3,852,889	$17,551,968
Net income	$2,496,024	$3,801,829	$4,207,170	$2,741,967	$13,246,990

Net income per share:
Basic	$0.24	$0.37	$0.41	$0.27	$1.29
Diluted	$0.24	$0.37	$0.41	$0.26	$1.28

Weighted-average shares outstanding:
Basic	10,229,462	10,232,588	10,239,126	10,253,085	10,238,565
Diluted	10,404,355	10,362,038	10,343,673	10,370,996	10,350,775

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$66,855,470	$70,945,438	$77,062,137	$71,999,881	$286,862,926
Gross Profit	$17,309,931	$19,192,279	$21,373,025	$18,719,957	$76,595,192
Income before income taxes	$3,164,213	$5,835,370	$6,429,644	$5,980,053	$21,409,280
Net income	$2,465,571	$5,169,884	$5,061,386	$4,852,700	$17,549,541

Net income per share:
Basic	$0.28	$0.56	$0.50	$0.48	$1.83
Diluted	$0.27	$0.54	$0.49	$0.47	$1.79

Weighted-average shares outstanding:
Basic	8,761,292	9,235,353	10,109,791	10,184,652	9,577,498
Diluted	9,087,016	9,538,545	10,342,559	10,365,117	9,808,080

BG Staffing, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS

EdgeRock Technology Holdings, Inc.

On February 3, 2020, the Company acquired 100% of the equity of EdgeRock for a purchase price of $21.6 million cash, subject to customary purchase price adjustments as specified in the purchase agreement. The purchase price at closing was paid out of currently available funds under the Company’s credit agreement led by BMO. The acquired business was assigned to the Professional segment.

The acquisition of EdgeRock allows the Company to strengthen its operations in specialized IT consultants and technology professionals specialized in leading software and data ecosystems, as well as expand its IT geographic operations with offices in Florida and Arizona. As the transaction was recently completed, the initial accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, has not been completed.

Debt

In connection with the acquisition of the assets of EdgeRock described above, on February 3, 2020, the Company borrowed $18.5 million on the Term Loan under the Company's credit agreement led by BMO, as described in Note 10 above.

Dividend

On January 30, 2020, the Company's board of directors declared a cash dividend in the amount of $0.30 per share of common stock to be paid on February 18, 2020 to all shareholders of record as of the close of business on February 10, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 29, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 29, 2019, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

 Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BG Staffing, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BG Staffing, Inc. (the “Company”) internal control over financial reporting as of December 29, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in 2013 Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2019, and our report dated March 12, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
March 12, 2020

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our board of directors consists of five directors. Our board of directors has determined that the following directors are “independent” as defined under the rules of the NYSE: Richard L. Baum, Jr., Paul A. Seid, C. David Allen, Jr., and Douglas E. Hailey. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:

•	Our Class I director is L. Allen Baker, Jr., and the term of such director will expire at the 2021 annual meeting of stockholders;

•	Our Class II directors are Richard L. Baum, Jr. and Paul A. Seid, and the term of each director will expire at the 2022 annual meeting of stockholders; and

•	Our Class III directors are C. David Allen, Jr. and Douglas E. Hailey, and the term of each director will expire at the 2020 annual meeting of stockholders.
As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Board Leadership and Role in Risk Oversight

Meetings of our board of directors are presided over by our chairman of the board, L. Allen Baker, Jr. Our board of directors does not have a formal policy addressing whether or not the roles of chairman and chief executive officer should be separate or combined. The directors serving on the board of directors possess considerable professional and industry experience, significant experience as directors of both public and private companies and a unique knowledge of the challenges and opportunities that the Company faces. As such, the board of directors believes that it is in the best position to evaluate the needs of the Company and to determine how best to organize the Company’s leadership structure to meet those needs. At present, the board of directors has chosen to separate the positions of chairman and chief executive officer. While the board of directors believes it is important to retain the flexibility to determine whether the roles of chairman and chief executive officer should be separated or combined in one individual, the board of directors believes that this structure represents the appropriate allocation of roles and responsibilities at this time. Our board of directors believes that Mr. Baker is currently best situated to preside over meetings of our board of directors because of his familiarity with our business and ability to effectively identify strategic priorities and lead the discussion and execution of strategy. This allows Ms. Garvey to focus on our day-to-day business and strategy, meet with investors, and convey management’s perspective to other members of the board of directors. Ms. Garvey works closely with Mr. Baker to identify appropriate topics of consideration for the board of directors and to plan effective and informative board of directors meetings.

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
Our Audit Committee consists of C. David Allen, Jr., Richard L. Baum, Jr. and Douglas E. Hailey. We believe that each qualifies as independent directors according to the rules and regulations of the SEC and NYSE with respect to audit committee membership. We also believe that Mr. Hailey and Mr. Allen qualify as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available on our home office website under the investor relations tab at www.bgstaffing.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key team members compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2019.

 Our Compensation Committee consists of C. David Allen, Jr., Richard L. Baum, Jr. and Paul A. Seid. Our board of directors has adopted a written charter for the Compensation Committee, which is available on our home office website under the investor relations tab at www.bgstaffing.com. The information on our website is not part of this Annual Report on Form 10-K.

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
Age: 56
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

L. Allen Baker, Jr.

Chairman
Age: 70
Director Since: 2013
L. Allen Baker, Jr. joined the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BG Staffing, Inc.) in 2008 while serving as the Executive Vice President/Chief Financial Officer of Impact Confections, Inc., a confections manufacturing company in Colorado, a position Mr. Baker held from 2002 through 2009 and was appointed to our board of directors in November 2013. He served as President and Chief Executive Officer of BG Staffing from 2009 through October 2018 when he assumed the role of Chairman. From 1985 to 2002, Mr. Baker served as Executive Vice President and Chief Financial Officer of Piping Design Services, Inc. d/b/a PDS Technical Services, a national, privately held staffing company headquartered in the Dallas/Fort Worth area, with operations in 43 states. Prior to this position, he worked at Core Laboratories, Inc. as the Corporate Controller from 1980 to 1985 and as Data Processing Manager from 1976 to 1980. Mr. Baker held several computer programmer positions prior to joining Core Laboratories, Inc. He has a Bachelor of Science in Mathematics with a minor in Computer Information Systems from West Texas A&M University (formerly West Texas State University) and a Master of Business Administration from the University of Dallas. Our board of directors benefits from Mr. Baker's extensive experience in the temporary staffing industry.

Richard L. Baum, Jr.

Independent Director
Age: 59
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
Age: 58
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
Age: 71
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

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

Beth Garvey	54	President and Chief Executive Officer
Dan Hollenbach	64	Chief Financial Officer and Secretary

Beth Garvey began serving as President and Chief Executive Officer of the Company in October 2018. Ms. Garvey previously served as Chief Operating Officer of the Company from August 2016 and joined the Company through the Company's acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC (“InStaff”) in 2013. Ms. Garvey started at InStaff in 1998 as Director of Human Resources, subsequently serving as Director of Operations, VP of Operations, Senior VP of Operations, COO and ultimately CEO prior to our acquisition. The Staffing Industry Analysts has recognized her as one of North America Staffing 100 for the previous 2 years and included her in the Global Power 150 – Women in Staffing list for the past 3 years. In addition, D CEO has named Garvey as one of the top Dallas 500 Business Leaders 3 times. In 2010, Ms. Garvey was a Dallas Business Journal ‘Women in Business’ honoree recognizing outstanding local women business leaders who not only make a difference in their industries, but also in their communities. Beth currently serves on the Board of Directors of the Dallas Regional Chamber and is co-chair of the Talent Attraction committee. She is a past chair of the Executive Committee for the Dallas

Executive Women’s Roundtable and is on the Board of Directors for The Family Place, a non-profit supporting victims of family violence.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and further requires us to identify in this Annual Report on Form 10-K those executive officers, directors and persons who failed to timely file such a report.  A Form 4 for Mr. Paul A. Seid, Mr. C. David Allen, Jr., Mr. Douglas E. Hailey, Mr. L. Allen Baker, Jr., and Mr. Richard L. Baum, Jr. were filed late on August 8, 2019 to report an option grant on July 31, 2019 of 5,000 shares of common stock each. Excepting the late filing disclosed above, and based solely on our review of these forms or written representations from the executive officers, directors and persons who own more than 10% of our common stock, we believe that all Section 16(a) filing requirements were met during Fiscal 2019.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for Fiscal 2019 are:

•	Beth Garvey, our President and Chief Executive Officer; and

•	Dan Hollenbach, our Chief Financial Officer and Secretary.

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During
Fiscal 2019, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

Beth Garvey President and Chief Executive Officer	2019	$350,000	$70,000	$—	$252,728	$—	$—	$13,710	(1)	$686,438
	2018	$292,300	$75,000	$—	$334,210	$—	$—	$11,700	(1)	$713,210

Dan Hollenbach Chief Financial Officer and Secretary	2019	$275,000	$55,000	$—	$184,766	$—	$—	$5,710	(1)	$520,476
	2018	$240,390	$50,000	$—	$254,510	$—	$—	$5,015	(1)	$549,915

(*)
The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 14 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.

(1)	Represents the matching 401(k) contributions made by us.

Agreements with Executive Officers

President and Chief Executive Officer

On October 1, 2018, we amended a 2016 employment agreement with Beth Garvey pursuant to which Ms. Garvey serves as our President and Chief Executive Officer through September 30, 2021. The agreement remains in effect under successive one-year extensions unless terminated pursuant its terms. Ms. Garvey's annual compensation is evaluated annually, but may not be less than $350,000 per year.

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

Ms. Garvey was granted stock options and restricted stock in Fiscal 2018 and granted stock options in Fiscal 2017 as further described under “Outstanding Equity Awards” below.

Chief Financial Officer

On October 1, 2018, we amended a 2015 employment agreement with Dan Hollenbach pursuant to which Mr. Hollenbach serves as our Chief Financial Officer and Secretary through September 30, 2021. The contract remains in effect under successive one-year extensions unless terminated pursuant to its terms. Mr. Hollenbach's annual compensation is evaluated annually, but may not be less than $275,000 per year.

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

In the event that Mr. Hollenbach’s employment is terminated by us without cause or by Mr. Hollenbach for good reason, Mr. Hollenbach will receive as severance installments equal to twelve months of base salary plus COBRA premiums for eighteen months for Mr. Hollenbach and his dependents. In the event that Mr. Hollenbach’s employment is terminated without cause or for good reason within one year of a change in control, Mr. Hollenbach will receive his base salary and COBRA premiums for eighteen months for him and his dependents. Mr. Hollenbach will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Mr. Hollenbach’s execution of a separation agreement including a general release. In the event that Mr. Hollenbach’s employment is terminated by us for cause, or by Mr. Hollenbach other than for good reason, we will pay to Mr. Hollenbach any monthly salary, bonus, unused vacation, and expense reimbursements, earned or due to Mr. Hollenbach but unpaid.

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

2013 Long-Term Incentive Plan

In December 2013, the board of directors adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. A total of 900,000 shares of common stock of BG Staffing, Inc. were initially reserved for issuance pursuant to the original 2013 Plan. On May 16, 2017, stockholders of the Company approved and made effective an amendment to the 2013 Plan to add an additional 250,000 shares of common stock reserved for issuance. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan, of which 838,739 shares remain available for issuance as of December 29, 2019.

The term of each option is determined by the board of directors but cannot exceed 10 years. Unless otherwise specified in an option agreement, options vest and become exercisable on the following schedule: 20% immediately and 20% on each anniversary date of the grant date. Each option shall be designated as an incentive stock option (“ISO”) or a non-qualified option (“NQO”). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant date; provided, however, the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.

For more details on our 2013 Plan, see our registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013, Form S-8 (File No. 333-218869) filed on June 20, 2017, and Note 14 in the Notes to Consolidated Financial Statements.

Outstanding Equity Awards

The following table presents outstanding equity awards as of December 29, 2019.

Name	Option Awards							Stock Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
(a)		(b)	(c)		(d)	(e)	(f)	(g)		(h)

Beth Garvey	09/24/2018	—	6,150	(1)	—	$25.71	09/24/2028	—		—
	09/24/2018	40,000	53,850	(2)	—	$25.71	09/24/2028	—		—
	08/10/2018	—	—		—	$—	—	2,500	(13)	$52,925
	06/07/2017	—	2,500	(3)	—	$16.76	06/07/2027	—		—
	06/07/2017	7,500	2,500	(4)	—	$16.76	06/07/2027	—		—
	08/16/2016	7,458	5,727	(5)	—	$17.46	08/16/2026	—		—
	08/16/2016	32,542	4,273	(6)	—	$17.46	08/16/2026	—		—
	06/09/2015	20,000	—	(7)	—	$11.00	06/09/2025	—		—

Dan Hollenbach	09/24/2018	—	8,410	(8)	—	$25.71	09/24/2028	—		—
	09/24/2018	30,000	36,590	(9)	—	$25.71	09/24/2028	—		—
	08/10/2018	—	—		—	$—	—	2,500	(13)	$52,925
	06/07/2017	—	5,000	(10)	—	$16.76	06/07/2027	—		—
	06/07/2017	7,500	—	(4)	—	$16.76	06/07/2027	—		—
	10/27/2015	17,012	—	(11)	—	$11.07	10/27/2025	—		—
	10/27/2015	19,835	—	(12)	—	$11.07	10/27/2025	—		—

(1)	Incentive stock options will vest 2,260 on September 24, 2021 and 3,890 on September 24, 2022.

(2)	Nonqualified stock options vested one-fifth on September 24, 2018 and the remainder of the options vest annually at 20,000, 20,000, 17,740, 16,110 beginning September 24, 2019.

(3)	Incentive stock options will vest on June 7, 2021.

(4)	Nonqualified stock options vested one-fifth on June 7, 2017 and the remainder of the options vest in four equal annual increments beginning on June 7, 2018.

(5)	Incentive stock options vested one-fifth on August 16, 2016 and the remainder of the options vest in four equal annual increments beginning on August 16, 2017.

(6)	Nonqualified stock options vested one-fifth on August 16, 2016 and the remainder of the options vest in four equal annual increments beginning on August 16, 2017.

(7)	Incentive stock options vested one-fifth on June 9, 2015 and the remainder of the options vest in four equal annual increments beginning on June 9, 2016.

(8)	Incentive stock options will vest annually at 2,260, 2,260, and 3,890 beginning September 24, 2020.

(9)	Nonqualified stock options vested one-fifth on September 24, 2018 and one-fifth on September 24, 2019.

(10)	Incentive stock options will vest one-half on June 7, 2020 and the remainder of the options vest on June 7, 2021.

(11)	Incentive stock options vested one-fifth on October 27, 2015 and the remainder of the options vest in four equal annual increments beginning on October 27, 2016.

(12)	Nonqualified stock options vested one-fifth on October 27, 2015 and the remainder of the options vest in four equal annual increments beginning on October 27, 2016.

(13)	Shares vested one-fourth on August 10, 2018 and the remainder of the shares vest in three equal annual increments beginning on August 10, 2019.

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

Cash Compensation

We reimburse each member of our board of directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of our board of directors and any committees thereof, including, without limitation, reasonable travel, lodging and meal expenses. Prior to July 2019, each director who was not also a team member or officer of the Company was also entitled to (i) an annual retainer of $27,500 for their service on our board of directors, (ii) an annual retainer of $5,000 for each committee on which the director served, and (iii) an annual retainer of $30,000 for audit and $15,000 for all other committee chairs on which the director served. Effective July 2019, each director who is not also a team member or officer of the Company is also entitled to (i) an annual retainer of $45,000 for their service on our board of directors, and (ii) an annual retainer of $5,000 for all committee chairs on which the director serves.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairman of the Board ($)	Total ($)

C. David Allen, Jr.	$30,625	$5,000	$5,000	$—	$—	$40,625
L. Allen Baker, Jr.	$30,625	$—	$—	$—	$60,625	$91,250
Richard L. Baum, Jr.	$30,625	$5,000	$11,875	$11,875	$—	$59,375
Douglas E. Hailey	$30,625	$23,750	$—	$5,000	$—	$59,375
Paul A. Seid	$29,375	$—	$5,000	$5,000	$—	$39,375

Director Compensation for Fiscal 2019

The table below sets forth the compensation payable to our non-management directors for service during Fiscal 2019.

Name	Fees earned or paid in cash ($)	Stock awards ($) (*)	Option awards ($) (*)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

C. David Allen, Jr.	$40,625	$35,763	$18,525	$—	$—	$—	$94,913
L. Allen Baker, Jr.	$91,250	$—	$18,525	$—	$—	$—	$109,775
Richard L. Baum, Jr.	$59,375	$35,763	$18,525	$—	$—	$—	$113,663
Douglas E. Hailey	$59,375	$35,763	$18,525	$—	$—	$—	$113,663
Paul A. Seid	$39,375	$35,763	$18,525	$—	$—	$—	$93,663

*
The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 14 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 5, 2020 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 10,309,236 shares of common stock outstanding as of February 5, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of February 5, 2020 through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BG Staffing, Inc., 5850 Granite Parkway, Suite 730, Plano, Texas 75024.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

Dan Hollenbach	78,097	(1)	*
Beth Garvey	135,605	(2)	1.3%
L. Allen Baker, Jr.	55,785	(3)	*
Douglas E. Hailey	83,332	(4)	*
Richard L. Baum, Jr.	67,182	(5)	*
C. David Allen, Jr.	6,750	(6)	*
Paul A. Seid	59,707	(7)	*
All executive officers and directors as a group (7 total)	486,458		4.6%
Michael N. Taglich (10)	353,451	(8)	3.4%
Robert F. Taglich (10)	376,265	(9)	3.6%
BlackRock, Inc. (11)	684,743	(12)	6.1%

*	Less than 1%.
(1)	Includes 74,347 shares of common stock issuable upon exercise of stock options and 2,500 shares of unvested restricted common stock.
(2)	Includes 107,500 shares of common stock issuable upon exercise of stock options and 2,500 shares of unvested restricted common stock.
(3)	Shares of common stock held by a trust.
(4)	Includes 23,748 and 1,613 shares of common stock issuable upon exercise of stock options and warrants, respectively, and 2,500 shares of unvested restricted common stock.

(5)
Includes 12,250 shares of common stock issuable upon exercise of stock options, 44,544 shares of common stock held by a private investment company controlled by Mr. Baum, 5,388 shares of common stock held by a family trust and 2,500 shares of unvested restricted common stock.

(6)	Includes 2,500 shares of unvested restricted common stock.
(7)	Includes 12,250 shares of common stock issuable upon exercise of stock options and 2,500 shares of unvested restricted common stock.
(8)	Includes 21,540 shares of common stock issuable upon exercise of warrants to purchase shares of common stock, and 12,204 shares of common stock held by Mr. Taglich as custodian for third parties.
(9)	Includes 18,020 shares of common stock issuable upon exercise of warrants to purchase shares of common stock.
(10)	The address of Michael N. Taglich and Robert F. Taglich is c/o Taglich Brothers, Inc., 790 New York Avenue, Suite 209, Huntington, New York 11743.
(11)	The address of BlackRock, Inc. is SS East 52nd Street, New York, New York 10055.
(12)	Includes 670,628 shares over which BlackRock, Inc. or its subsidiaries have sole voting power and 684,743 shares over which such entities have sole disposition power.

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

2018 Registered Offering

On May 25, 2018, the Company issued and sold 1,293,750 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price of $23.3 million in cash. The purchase price was $18.00 per share. The newly issued shares constituted approximately 14.7% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, underwriting discounts received by Taglich Brothers, Inc., as joint book-running manager, were approximately $0.8 million. Michael N. Taglich and Robert F. Taglich are co-founders of Taglich Brothers, Inc. and the beneficial owners of more than 5% of our common stock. Doug Hailey is not an owner, director, or executive officer of Taglich Brothers, Inc. Taglich Brothers, Inc. is not an affiliate of Taglich Private Equity LLC. The Company used a portion of the net proceeds received from the sale of the common stock to cancel outstanding in-the-money stock options held by L. Allen Baker, Jr., BG Staffing's President and Chief Executive Officer, as further described below.

Stock Option Cancellation

On May 31, 2018, the Company entered into a stock option cancellation agreement with L. Allen Baker, Jr., the Company's President and Chief Executive Officer, pursuant to which the Company agreed to pay Mr. Baker (the “Cancellation Agreement”) $18.00 per share of common stock underlying certain vested in-the-money stock options of the Company’s 2013 Long-Term Incentive Plan, as amended (the “2013 Plan”), less the exercise price per share thereof, in exchange for the cancellation and termination of such stock options. Pursuant to the terms of the Cancellation Agreement, the Company agreed to pay $3,287,500 to Mr. Baker in exchange for the cancellation of 284,888 stock options granted to him under the 2013 Plan.

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in Fiscal 2019, 2018, and 2017 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during Fiscal 2019, 2018, and 2017 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for Fiscal 2019 and 2018 are set forth below.

	2019	2018

Audit Fees (1)	$266,992	$266,659
Audit-Related Fees (2)	71,300	46,602
Tax Fees	—	—
All Other Fees	—	—
Total	$338,292	$313,261

(1)
Audit fees consist principally of fees for the audit of our consolidated financial statements and Sarbanes-Oxley audit over internal controls, review of our interim consolidated financial statements, and audit services related to our acquisitions.

(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for Fiscal 2020 and Whitley Penn LLP has served in this capacity since 2013. Our board of directors has further directed that we submit the selection of our independent registered public accounting firm for ratification by our shareholders at the 2020 annual meeting.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2020.

BG STAFFING, INC.

By:	/s/ Beth Garvey
Name: Beth Garvey
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2020.

/s/ Beth Garvey	President and Chief Executive Officer
Beth Garvey	(Principal Executive Officer)

/s/ Dan Hollenbach	Chief Financial Officer and Secretary
Dan Hollenbach	(Principal Financial and Accounting Officer)

/s/ L. Allen Baker, Jr.	Chairman of the Board
L. Allen Baker, Jr.

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Richard L. Baum, Jr.	Director
Richard L. Baum, Jr.

/s/ Paul A. Seid	Director
Paul A. Seid

/s/ C. David Allen, Jr.	Director
C. David Allen, Jr.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of May 28, 2013, by and among LTN Staffing, LLC, InStaff Holding Corporation and InStaff Personnel, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

2.2
Asset Purchase Agreement, dated as of December 3, 2012, by and among BG Staffing, LLC, American Partners, Inc., Thomas Leonard, Justin Franks, Ronald Wnek, and LTN Acquisition, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

2.3
Asset Purchase Agreement, dated as of February 23, 2015, between BG Finance and Accounting, Inc., BG Staffing, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from the registrant’s Form 8-K filed on February 27, 2015)

2.4
First Amendment to Asset Purchase Agreement, dated as of December 15, 2015, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from Amendment No. 1 to the registrant's Annual Report on Form 10-K filed on April 25, 2016)

2.5
Second Amendment to Asset Purchase Agreement, dated as of March 9, 2016, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from Amendment No. 1 to the registrant's Annual Report on Form 10-K filed on April 25, 2016)

2.6
Asset Purchase Agreement, dated as of September 28, 2015, between BG Staffing, LLC, as Buyer, Vision Technology Services, Inc., Vision Technology Services, LLC and VTS-VM, LLC, collectively, as Sellers, and M. Scott Cerasoli and Robert Troska, collectively, as the Selling Persons (incorporated by reference from the registrant’s Form 8-K filed on September 30, 2015)

2.7
Asset Purchase Agreement, dated, as of April 3, 2017, by and between BG Staffing, Inc., BG Staffing, LLC, Zycron Inc., and Darrell S. Freeman (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 6, 2017)

2.8
Asset Purchase Agreement, dated as of September 18, 2017, by and between BG Finance and Accounting, Inc., Smart Resources, Inc. and Accountable Search, LLC, and Timothy J. Flood and Margaret L. Francis (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 22, 2017)

2.9
Asset Purchase Agreement, dated as of December 13, 2019, between BG Staffing, Inc., BG Staffing, LLC, L.J.Kushner & Associates, L.L.C., and Lee J. Kushner (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 16, 2019)

2.10
Securities Purchase Agreement, dated as of February 3, 2020, by and between BG Staffing, LLC, EdgeRock Technology Holdings, Inc., and CDI Holding Company LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 6, 2020)

3.1
Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013)
4.2*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended
10.1**	BG Staffing, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from the registrant’s definitive proxy statement on Schedule 14A filed on March 28, 2017)
10.2**	Form of Nonqualified Stock Option Agreement (Vested Options) (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.3**	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.4**	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.5**	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

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

10.10**
Executive Employment Agreement, entered into January 26, 2016 to be effective as of December 28, 2015, between B G Staff Services, Inc. and L. Allen Baker, Jr. (incorporated by reference from registrant’s Form 8-K filed February 1, 2016)

10.11	Form of the Representatives’ Warrant (incorporated by reference from the registrant's Form 8-K filed on May 27, 2016)
10.12	Stock Option Cancellation Agreement, dated May 31, 2018 (incorporated by reference from the registrant's Form 8-K filed June 5, 2018)
10.13**
Executive Employment Agreement, entered into February 6, 2019 to be effective as of October 1, 2018, between B G Staff Services, Inc. and Beth Garvey (incorporated by reference from the registrant's Annual Report on Form 10-K filed on March 12, 2019)

10.14**
Executive Employment Agreement, entered into February 6, 2019 to be effective as of October 1, 2018, between B G Staff Services, Inc. and Dan Hollenbach (incorporated by reference from the registrant's Annual Report on Form 10-K filed on March 12, 2019)

10.15**	Form of Restricted Stock Agreement (incorporated by reference from the registrant's Quarterly Report on Form 10-Q filed on October 30, 2018
10.16
Credit Agreement, dated as of July 16, 2019, among BG Staffing, Inc., as borrower, the lenders from time to time party there to, and BMO Harris Bank, National Association, as administrative agent, letters of credit issuer, swing line lender, sole lead arranger, and sole book runner (incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 22, 2019)

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
†
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.