Form 10-Q
period 2020-03-29
BG Staffing, Inc.
filed 2020-05-07
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020
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

The number of shares outstanding of the registrant’s common stock as of May 6, 2020 was 10,306,986.

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

You can identify these and other forward-looking statements by the use of words such as “aim,” “potential,” “may,” “could,” “can,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the availability of field talents’ compensation insurance coverage at commercially reasonable terms;

•	the availability of qualified field talent;

•	compliance with federal, state and local labor and employment laws and regulations and changes in such laws and regulations;

•	the ability to compete with new competitors and competitors with superior marketing and financial resources;

•	management team changes;

•	the favorable resolution of current or future litigation;

•	the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;

•	the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;

•	the impact of, and the ability to mitigate or manage disruptions posed by, the novel coronavirus pandemic (“COVID-19”) or other pandemics;

•	adverse changes in the economic conditions of the industries or markets that we serve;

•	disturbances in world financial, credit, and stock markets;

•	unanticipated changes in regulations affecting the company’s business;

•	a decline in consumer confidence and discretionary spending;

•	the general performance of the U.S. and global economies;

•	continued or escalated conflict in the Middle East or elsewhere; and

•
other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 29, 2020	December 29, 2019
ASSETS
Current assets
Accounts receivable (net of allowance for credit losses of $518,481 at 2020 and $468,233 for 2019)	$42,634,730	$39,423,801
Prepaid expenses	2,452,485	1,224,230
Income taxes receivable	—	69,649
Other current assets	515,897	19,516
Total current assets	45,603,112	40,737,196

Property and equipment, net	4,822,162	3,545,049

Other assets
Deposits	3,915,441	3,843,023
Deferred income taxes, net	2,849,646	4,071,847
Right-of-use asset - operating leases	5,696,218	4,386,317
Intangible assets, net	43,875,709	33,807,973
Goodwill	31,372,990	25,194,639
Total other assets	87,710,004	71,303,799
Total assets	$138,135,278	$115,586,044
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$1,300,000	$375,000
Accrued interest	181,376	73,027
Accounts payable	226,729	479,422
Accrued payroll and expenses	13,672,842	10,079,832
Accrued workers’ compensation	53,598	405,207
Contingent consideration, current portion	1,159,956	—
Lease liability, current portion	1,612,277	1,277,843
Other current liabilities	1,000,000	1,016,565
Income taxes payable	330,623	—
Total current liabilities	19,537,401	13,706,896

Line of credit (net of deferred finance fees of $324,185 and $351,128 for 2020 and 2019, respectively)	20,687,209	19,993,829
Long-term debt, less current portion	24,700,000	7,125,000
Contingent consideration, less current portion	1,063,783	2,174,378
Lease liability, less current portion	5,090,893	4,128,951
Total liabilities	71,079,286	47,129,054

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,306,986 and 10,309,236 shares issued and outstanding for 2020 and 2019, respectively, net of treasury stock, at cost, 1,004 shares for 2020 and 2019	75,752	75,775
Additional paid in capital	59,810,723	59,617,787
Retained earnings	7,169,517	8,763,428
Total stockholders’ equity	67,055,992	68,456,990
Total liabilities and stockholders’ equity	$138,135,278	$115,586,044
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Thirteen Week Periods Ended March 29, 2020 and March 31, 2019

	Thirteen Weeks Ended
	2020	2019
Revenues	$74,067,429	$68,776,067
Cost of services	53,791,698	50,337,427
Gross profit	20,275,731	18,438,640
Selling, general and administrative expenses	16,203,624	13,620,423
Depreciation and amortization	1,414,713	1,231,509
Operating income	2,657,394	3,586,708
Interest expense, net	456,025	353,237
Income before income taxes	2,201,369	3,233,471
Income tax expense	702,509	737,447
Net income	$1,498,860	$2,496,024

Net income per share:
Basic	$0.15	$0.24
Diluted	$0.14	$0.24

Weighted-average shares outstanding:
Basic	10,308,445	10,229,462
Diluted	10,382,999	10,404,355

Cash dividends declared per common share	$0.30	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirteen Week Periods Ended March 31, 2019 and March 29, 2020

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 30, 2018	$—	10,227,247	$102,273	$(24,027)	$57,624,379	$7,999,388	$65,702,013
Share-based compensation	—	—	—	—	320,084	—	320,084
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—
Exercise of common stock options and warrants	—	4,916	49	—	(49)	—	—
Change in accounting principal - operating leases	—	—	—	—	—	(200,607)	(200,607)
Cash dividend declared	—	—	—	—	—	(3,068,847)	(3,068,847)
Net income	—	—	—	—	—	2,496,024	2,496,024
Stockholders’ equity, March 31, 2019	$—	10,229,913	$102,299	$(24,027)	$57,944,437	$7,225,958	$65,248,667

Stockholders’ equity, December 29, 2019	$—	10,309,236	$103,093	$(27,318)	$59,617,787	$8,763,428	$68,456,990
Share-based compensation	—	—	—	—	192,913	—	192,913
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—
Cash dividend declared	—	—	—	—	—	(3,092,771)	(3,092,771)
Net income	—	—	—	—	—	1,498,860	1,498,860
Stockholders’ equity, March 29, 2020	$—	10,306,986	$103,070	$(27,318)	$59,810,723	$7,169,517	$67,055,992

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Week Periods Ended March 29, 2020 and March 31, 2019

	2020	2019
Cash flows from operating activities
Net income	$1,498,860	$2,496,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	227,271	202,426
Amortization	1,187,442	1,029,083
Amortization of deferred financing fees	18,703	68,991
Interest expense on contingent consideration payable	49,360	48,874
Provision for credit losses	31,658	(53,457)
Share-based compensation	192,913	320,084
Deferred income taxes	311,700	543,023
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,488,673	1,951,758
Prepaid expenses	(1,197,668)	(1,475,294)
Other current assets	(6,381)	—
Deposits	(72,417)	(325,480)
Accrued interest	108,349	(207,343)
Accounts payable	(272,290)	7,902
Accrued payroll and expenses	1,100,437	748,466
Accrued workers’ compensation	(351,609)	(79,436)
Other current liabilities	(16,565)	—
Income taxes receivable and payable	344,488	128,812
Operating leases	5,298	(22,891)
Net cash provided by operating activities	6,648,222	5,381,542

Cash flows from investing activities
Business acquired, net of cash received	(21,680,455)	—
Capital expenditures	(1,049,673)	(341,464)
Net cash used in investing activities	(22,730,128)	(341,464)

Cash flows from financing activities
Net borrowings (payments) under line of credit	674,677	(133,731)
Proceeds from issuance of long-term debt	18,500,000	—
Principal payments on long-term debt	—	(1,837,500)
Payments of dividends	(3,092,771)	(3,068,847)
Net cash provided by (used in) financing activities	16,081,906	(5,040,078)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$235,493	$510,280
Cash paid for taxes, net of refunds	$30,624	$54,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BG Staffing, Inc. is a national provider of workforce solutions that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP, BG Finance and Accounting, Inc., BG California IT Staffing, Inc., BG California Multifamily Staffing, Inc., BG California Finance & Accounting Staffing, Inc., EdgeRock Technology Holdings, Inc. and EdgeRock Technologies, LLC (collectively, the “Company”), primarily within the United States of America in three industry segments: Real Estate, Professional, and Light Industrial.

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

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services typically increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services typically increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months as well as fluctuations in client partner demand. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 29, 2019, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 29, 2020 and December 29, 2019, and include the thirteen week periods ended March 29, 2020 and March 31, 2019, referred to herein as Fiscal 2020 and 2019, respectively.

Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform with the 2020 presentation.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include allowances for credit losses, goodwill, intangible assets, income taxes, leave liability, and contingent consideration obligations related to acquisitions. Additionally, the valuation of share-based compensation option expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of March 29, 2020 and December 29, 2019 or revenue for the thirteen week periods ended March 29, 2020 (“Fiscal 2020”) and March 31, 2019 (“Fiscal 2019”). Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2020 and the related percentage for Fiscal 2019 was generated in the following areas:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Maryland	11%	11%
Massachusetts	10%	1%
Tennessee	16%	16%
Texas	24%	29%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received. The Company will continue to actively monitor the impact of the recent coronavirus pandemic (“COVID-19”) on expected credit losses.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for credit losses are as follows:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Beginning balance	$468,233	$468,233
EdgeRock Technology Holdings, Inc. (“EdgeRock”) acquisition	47,498	—
Provision for (recovery of) credit losses, net	31,658	(53,457)
Amounts (written off) collected, net	(28,908)	53,457
Ending balance	$518,481	$468,233

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $3.6 million and $2.8 million at March 29, 2020 and December 29, 2019, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in Texas, Washington, and Ohio and minimal loss retention coverage for team members and field talent in the Light Industrial segment and its other non-Texas workforce. Under these policies, the Company is required to maintain refundable deposits of $3.7 million and $3.6 million, which are included in Deposits in the accompanying consolidated balance sheets as of March 29, 2020 and December 29, 2019, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during Fiscal 2020 or Fiscal 2019.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount in the 2019 impairment test. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contingent placement staffing revenues - Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control is transferred to the client partner, usually when employment candidates start their employment.

Retained search placement staffing revenues - any revenues from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services, which is less than 1% of consolidated revenues.

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

Refer to Note 13 for disaggregated revenues by segment.

Payment terms in the Company's contracts vary by the type and location of its client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of March 29, 2020. There were no revenues recognized during the thirteen week period ended March 29, 2020 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended March 29, 2020.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Weighted-average number of common shares outstanding:	10,308,445	10,229,462
Effect of dilutive securities:
Stock options and restricted stock	61,859	127,104
Warrants	12,695	47,789
Weighted-average number of diluted common shares outstanding	10,382,999	10,404,355

Stock options and restricted stock	423,150	243,750
Antidilutive shares	423,150	243,750

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective tax rates of 31.9% and 22.8% for the thirteen week periods ended March 29, 2020 and March 31, 2019, respectively, were primarily due to state taxes offset by the Work Opportunity Tax Credit in Fiscal 2019 and Fiscal 2020 and the non-deductibility of transaction costs related to the EdgeRock acquisition in Fiscal 2020.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. The Company acquired a $6.9 million net operating loss carry forward in the 2020 EdgeRock acquisition.

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

The Company recognizes any penalties when necessary as part of Selling, general and administrative expenses. Goodwill of $25.2 million is deductible for tax purposes.

The Company follows the guidance of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses, which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The Company adopted this ASU in the first quarter of fiscal 2020 which did not have a material impact on the consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The Company adopted this ASU on a prospective basis in the first quarter of fiscal 2020 which did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. The new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is still evaluating the impact, but does not expect the adoption of the standard to have a material impact on the Company's financial condition or results of operations.

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

EdgeRock Technology Holding, Inc.

On February 3, 2020, the Company acquired 100% of the equity of EdgeRock for a purchase price cash consideration of $21.7 million, subject to customary purchase price adjustments as specified in the purchase agreement. The purchase price at closing was paid out of available funds under the Company’s credit agreement led by BMO.

The acquired business was assigned to the Professional segment. The acquisition of EdgeRock allows the Company to strengthen its operations in specialized IT consultants and technology professionals specialized in leading software and data ecosystems, as well as expand its IT geographic operations with offices in Arizona, Florida and Massachusetts.

The 2019 consolidated statement of income does not include any operating results of EdgeRock. Eight weeks of EdgeRock operations are included in the thirteen week period ended March 29, 2020, which is approximately $6.5 million of revenue and $0.4 million of operating income. The preliminary acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$6,731,260
Prepaid expenses and other assets	520,587
Property and equipment, net	296,309
Right-of-use asset - operating leases	1,714,984
Intangible assets	11,274,000
Goodwill (non-deductible for tax purposes)	6,178,351
Current liabilities assumed	(2,409,551)
Deferred income taxes, net	(910,501)
Lease liability - operating leases	(1,714,984)
Total net assets acquired	$21,680,455

Cash	$21,680,455
Total fair value of consideration transferred for acquired business	$21,680,455

The preliminary allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$302,000	5 years
Trade name	7,000,000	Indefinite
Client partner list	3,972,000	5 years
Total	$11,274,000

For the thirteen week period ended March 29, 2020, the Company's incurred costs of $0.5 million related to the LJK and EdgeRock acquisitions. These costs were expensed as incurred in selling, general and administrative expenses.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income for the periods below that would have been reported if the LJK and EdgeRock acquisitions had taken place on the first day of the Company's 2019 fiscal year would be as follows (dollars in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Revenues	$77,176	$79,890
Gross profit	$21,184	$22,590
Net income	$1,277	$3,041
Income per share:
Basic	$0.12	$0.30
Diluted	$0.12	$0.29

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 3.41% and tax expense of the pro forma adjustments at an effective tax rates of 31.9% for Fiscal 2020 and 24.5% for Fiscal 2019. The pro forma operating results include adjustments to LJK and EdgeRock related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the LJK and EdgeRock acquisitions taken place on the first day of the Company’s 2019 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - LEASES

At March 29, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.0 years and 5.2%, respectively. The Company's future operating lease obligations that have not yet commenced are immaterial. For the thirteen week period ended March 29, 2020, the Company's cash paid for operating leases was $505,531, and operating lease and short-term lease costs were $491,019 and $126,378, respectively.

The undiscounted annual future minimum lease payments consist of the following at:

March 29, 2020
2020	$1,892,473
2021	1,925,177
2022	1,745,463
2023	1,136,654
2024	590,910
Thereafter	142,601
Total lease payments	7,433,278
Interest	(730,108)
Present value of lease liabilities	$6,703,170

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $45.5 million and $44.3 million at March 29, 2020 and December 29, 2019, respectively. Amortization expense for the fiscal years are comprised of following:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Client partner lists	$1,050,616	$908,099
Covenant not to compete	69,689	42,250
Acquisition intangibles	1,120,305	950,349
Computer software - amortization expense	67,137	78,734
Amortization expense	1,187,442	1,029,083
Computer software - selling, general and administrative expense	18,822	5,806
Total expense	$1,206,264	$1,034,889

NOTE 6 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	March 29, 2020	December 29, 2019
Field talent payroll	$6,952,089	$4,505,264
Field talent payroll related	1,503,458	1,246,353
Accrued bonuses and commissions	1,682,872	1,585,681
Other	3,534,423	2,742,534
Accrued payroll and expenses	$13,672,842	$10,079,832

The following is a schedule of future estimated contingent consideration payments to various parties as of March 29, 2020:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$1,250,000	$(90,044)	$1,159,956
One to two years	1,250,000	(186,217)	1,063,783
Contingent consideration	$2,500,000	$(276,261)	$2,223,739

NOTE 7 - DEBT

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of March 29, 2020.

On February 3, 2020, the Company borrowed $18.5 million on the Term Loan in conjunction with the closing of the EdgeRock acquisition.

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of March 29, 2020, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes that might arise in the future would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of March 29, 2020.

Line of Credit

At March 29, 2020 and December 29, 2019, $21.0 million and $20.3 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended March 29, 2020 and March 31, 2019 was $19.2 million and $10.0 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	March 29, 2020		December 29, 2019
Base Rate	$1,011,394	3.75%	$2,844,957	5.25%
LIBOR	10,000,000	3.13%	17,500,000	3.26%
LIBOR	10,000,000	3.18%	—	—%
Total	$21,011,394		$20,344,957

Long-Term Debt

Long-term debt consists of and bore interest at:

	March 29, 2020		December 29, 2019
Base Rate	$18,500,000	3.75%	$7,500,000	5.25%
LIBOR	7,500,000	3.18%	—	—%
Long-term debt	$26,000,000		$7,500,000

NOTE 8 - FAIR VALUE MEASUREMENTS

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 - Unobservable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	March 29, 2020	December 29, 2019
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,223,739	$2,174,378

The changes in the Level 3 fair value measurements from December 29, 2019 to March 29, 2020 relates to accretion. Key inputs in determining the fair value of the contingent consideration as of March 29, 2020 and December 29, 2019 included the discount rate of 7.5% as well as management's estimates of future sales volumes and EBITDA.

NOTE 9 - CONTINGENCIES

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

NOTE 10 – EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options and Restricted Stock

For the thirteen week periods ended March 29, 2020 and March 31, 2019, the Company recognized $0.2 million and $0.3 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of March 29, 2020 amounted to $1.5 million which is expected to be recognized over the next 2.5 years.

A summary of stock option and restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Awards outstanding at December 29, 2019	582,845	$18.32	7.5	$2,793
Awards outstanding at March 29, 2020	582,845	$18.32	7.3	$241

Awards exercisable at December 29, 2019	313,645	$16.05	6.8	$1,991
Awards exercisable at March 29, 2020	326,395	$16.45	6.7	$85

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 29, 2019	269,200	$20.96
Nonvested outstanding at March 29, 2020	256,450	$20.69

For the thirteen week period ended March 31, 2019, the Company issued 4,493 shares of common stock upon the cashless exercise of 11,840 stock options.

Included in awards outstanding are 18,000 and 20,250 shares of restricted stock, at a grant date price per share of $28.61, issued under the 2013 Plan as of March 29, 2020 and December 29, 2019, respectively. For the thirteen week periods ended March 29, 2020 and March 31, 2019, the Company recognized $0.1 million of compensation expense related to restricted stock.

Warrant Activity

For the thirteen week periods ended March 29, 2020 and March 31, 2019, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of March 29, 2020.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 29, 2019	64,482	$13.84	0.8	$473
Warrants outstanding at March 29, 2020	64,482	$13.84	0.5	$—

Warrants exercisable at December 29, 2019	64,482	$13.84	0.8	$473
Warrants exercisable at March 29, 2020	64,482	$13.84	0.5	$—

There were no nonvested warrants outstanding at March 29, 2020 and December 29, 2019.

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

NOTE 12 - TEAM MEMBER BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent’s compensation. The Company contributed $0.3 million to the 401(k) Plan for the thirteen week periods ended March 29, 2020 and March 31, 2019.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - BUSINESS SEGMENTS

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Revenue:
Real Estate	$20,027,833	$19,175,782
Professional	36,343,906	30,593,668
Light Industrial	17,695,690	19,006,617
Total	$74,067,429	$68,776,067

Depreciation:
Real Estate	$55,340	$44,113
Professional	99,432	84,483
Light Industrial	27,105	25,421
Home office	45,394	48,409
Total	$227,271	$202,426

Amortization:
Professional	$1,180,834	$1,022,805
Home office	6,608	6,278
Total	$1,187,442	$1,029,083

Operating income (expense):
Real Estate	$3,039,274	$2,819,711
Professional	1,839,783	1,833,559
Light Industrial	1,097,098	1,202,991
Home office - selling	(92,662)	(132,428)
Home office - general and administrative	(3,226,099)	(2,137,125)
Total	$2,657,394	$3,586,708

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Capital expenditures:
Real Estate	$25,724	$10,661
Professional	40,972	328,648
Light Industrial	—	2,155
Home office	982,977	—
Total	$1,049,673	$341,464

	March 29, 2020	December 29, 2019
Total Assets:
Real Estate	$15,024,352	$16,785,163
Professional	96,523,696	72,623,242
Light Industrial	13,423,703	15,223,581
Home office	13,163,527	10,954,058
Total	$138,135,278	$115,586,044

NOTE 14 - SUBSEQUENT EVENTS

Debt

On April 6, 2020, the Company borrowed the remaining $4.0 million on the Term Loan under its Credit Agreement led by BMO, as described in Note 7 above. The proceeds were used to pay down the Revolving Facility.

Dividend

On May 5, 2020, the Company's board of directors declared a cash dividend in the amount of $0.05 per share of common stock to be paid on May 27, 2020 to all shareholders of record as of the close of business on May 20, 2020

COVID-19

The Company has adjusted its operations in response to COVID-19 in all of its segment and Home Office operations. The extent of the impact from the outbreak on its operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on the Company's client partners and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

CARES Act

The Coronavirus Aid, Relief, and Economic Security (CARES) Act allows relief to employers affected by the coronavirus pandemic. In order to provide liquidity and retain employees during this period, the CARES Act allows employers to delay the payment of the employer’s share of Old-Age, Survivors, and Disability Insurance Tax (“Social Security”), which is 6.2% of wages up to the annual wage base ($137,700 in 2020). The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments are due by December 31, 2021, and the other half by December 31, 2022. The Company has elected to delay the payment of these taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 29, 2019. Comparative segment revenues and related financial information are discussed herein and are presented in Note 13 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, for a description of important factors that could cause actual results to differ from expected results.

Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC in October 2015, Zycron, Inc. in April 2017, Smart Resources, Inc. and Accountable Search, LLC in September 2017, and LJK in December 2019, and 100% of the equity of EdgeRock in February 2020. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to client partners primarily within the United States of America. We now operate through 88 branch offices and 12 on-site locations located across 40 states and D.C.

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

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services typically increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services typically increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months as well as fluctuations in client partner demand. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.
Impact of COVID-19

After the World Health Organization announced the outbreak of COVID-19 on March 11, 2020, we began to observe the negative impact on our consolidated operating results, our candidate and field talent supply chain, and our client partners demand in all segments. We expect that the social distancing measures, the reduced operational status of our client partners, reductions in production at certain client partners facilities, and general business uncertainty will continue to significantly effect demand in all our segments in the second quarter, and possibly beyond.

During this uncertain time, our critical priorities are the health and safety of our team members, field talent, candidates and client partners. Our team members began working from home and reduced travel to essential business needs. We launched a new website where candidates can search for open job positions, apply, and get approved using digital interviews. In this changing business atmosphere, we are providing support, resources and innovative solutions to our client partners. We do not believe these protocols have materially adversely impacted our internal controls, financial reporting systems or our operations.

Revenues began declining during the last two weeks of March in all of our segments. In April, the first month of Q2, overall revenues have declined 26% from pre COVID-19 levels. We had significant declines in the Real Estate and Light Industrial segments with declines of 54% and 26%, respectively, while the Professional segment was off 11%. As a result of these workforce trends and the continuing social distancing and “shelter in place” orders, we took actions in March to reduce actual and planned operating costs by approximately 10% compared to the pre COVID-19 levels, as well as manage liquidity.

These actions included:

Hiring and Capital Expenditures:

•	Implemented a hiring freeze;

•	Laid off lower performing team members;

•	Delaying non-essential capital expenditures; and

•	Delaying the start of any new IT Roadmap initiatives.

Working Capital & Liquidity:

•	Borrowed $4 million on Term Loan and reduced Revolving Facility balance, providing more short-term liquidity;

•	Increased emphasis on liquidity forecasting;

•	Strict compliance with vendor payment terms;

•	Election to delay the payment of the employer's share of Social Security under the CARES Act; and

•	Reduced our dividend for Q1 2020.

Safety & Cost Containment:

•	Eliminating all travel, client partner visits, meals and entertainment, as well as any conferences and association events; and

•	Implemented a Company-wide work-from-home program (only essential office visits are allowed).

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions (including declared states of emergency and quarantine, “shelter in place” orders, or similar orders), non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our services and workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our services or workforce solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect our business, results of operations, and financial condition to continue to be negatively affected.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local authorities, or that we determine are in the best interests of our team members, field talent, client partners, and stockholders. The potential effects are not clear for any such alterations or modifications on our business, our client partners, candidates, vendors, or on our financial results.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
	(dollars in thousands)
Revenues	$74,067	$68,776
Cost of services	53,792	50,337
Gross profit	20,275	18,439
Selling, general and administrative expenses	16,203	13,621
Depreciation and amortization	1,415	1,232
Operating income	2,657	3,586
Interest expense, net	456	353
Income before income tax	2,201	3,233
Income tax expense	703	737
Net income	$1,499	$2,496

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019

Revenues	100.0%	100.0%
Cost of services	72.6%	73.2%
Gross profit	27.4%	26.8%
Selling, general and administrative expenses	21.9%	19.8%
Depreciation and amortization	1.9%	1.8%
Operating income	3.6%	5.2%
Interest expense, net	0.6%	0.5%
Income before income tax	3.0%	4.7%
Income tax expense	0.9%	1.1%
Net income	2.0%	3.6%

Thirteen Week Fiscal Period Ended March 29, 2020 (“Fiscal 2020”) Compared with Thirteen Week Fiscal Period Ended March 31, 2019 (“Fiscal 2019”)

Revenues:	Thirteen Weeks Ended
	March 29, 2020		March 31, 2019
	(dollars in thousands)
Revenues by segment:
Real Estate	$20,028	27.0%	$19,176	27.9%
Professional	36,344	49.1%	30,594	44.5%
Light Industrial	17,695	23.9%	19,006	27.6%
Total Revenues	$74,067	100.0%	$68,776	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $0.8 million (4.4%) due to our continued geographic expansion plan. The increase was due to a 4.1% increase in average bill rate that was offset by a 0.1% decrease in billed hours. Revenue from new offices provided approximately $1.2 million of the increase. Revenues and billed hours from the commercial buildings group were flat.

Professional Revenues: Professional revenues increased approximately $5.7 million (18.8%), primarily from LJK and EdgeRock acquisitions, which contributed $6.9 million of new revenues. The remaining professional group decreased $1.1 million. The overall increase was due to an increase of 23.4% in average bill rate and an increase in permanent placements of $0.6 million that was offset by a 8.9% decrease in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $1.3 million (6.9%). The decrease was due to a 11.3% decrease in billed hours offset by a 4.7% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 29, 2020		March 31, 2019
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$7,628	37.6%	$7,387	40.1%
Professional	10,108	49.9%	8,283	44.9%
Light Industrial	2,539	12.5%	2,769	15.0%
Total Gross Profit	$20,275	100.0%	$18,439	100.0%

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Gross Profit Percentage by segment:
Real Estate	38.1%	38.5%
Professional	27.8%	27.1%
Light Industrial	14.3%	14.6%
Company Gross Profit	27.4%	26.8%

Overall, our gross profit increased approximately $1.8 million (10.0%). As a percentage of revenue, gross profit has increased to 27.4% from 26.8% primarily due to higher gross profits across our Professional segment.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $0.2 million (3.3%) consistent with the increase in revenue. The increase in gross profit was due primarily to 2.8% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.9 million (22.0%) consistent with the increase in revenue. The increase in gross profit was due to 21.7% increase in average spread.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.3 million (8.3%) consistent with the decrease in revenue which was offset by a 4.1% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.6 million (19.0%), primarily from LJK and EdgeRock acquisitions, which contributed $1.9 million of new expense and other various costs associated with our revenue growth and geographic expansion including increased headcount, commissions and bonuses as detailed in the following table.

	Thirteen Weeks Ended
	March 29, 2020		March 31, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$11,698	16%	$10,280	15%	$1,418	14%
Advertising and recruitment	407	1%	473	1%	(66)	(14)%
Occupancy and office operations	1,062	1%	968	1%	94	10%
Client engagement	273	—%	366	1%	(93)	(25)%
Software	480	1%	513	1%	(33)	(6)%
Professional fees	457	1%	421	1%	36	9%
Public company related costs	132	—%	165	—%	(33)	(20)%
Bad debt	32	—%	(53)	—%	85	(160)%
Share-based compensation	193	—%	320	—%	(127)	(40)%
Transaction fees	541	1%	21	—%	520	2,476%
IT roadmap	459	1%	—	—%	459	—%
Workers compensation loss retention return	—	—%	(258)	—%	258	(100)%
Other	469	1%	405	1%	64	16%
	$16,203	22%	$13,621	20%	$2,582	19%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.2 million (14.9%). The increase in depreciation and amortization is primarily due to amortized intangible assets in the 2019 LJK and 2020 EdgeRock acquisitions.

Interest Expense, net: Interest expense, net increased $0.1 million (29.2%) primarily due to the recording of annual interest received from our workers compensation loss retention program in the first quarter 2019, increased borrowings under our credit agreement, offset by decreases in deferred financing fees and unused fee.

Income Taxes: Income tax expense decreased slightly primarily due to lower pre tax 2020 income, which was partially offset by non-deductible fees related to the 2020 EdgeRock transaction that resulted in a higher 2020 effective rate.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with generally accepted accounting principles (“non-GAAP”), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreement are based on EBITDA as defined in the credit agreement.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, transaction fees, and the non-capital information technology improvement project (“IT roadmap”) and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Trailing Twelve Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020
	(dollars in thousands)
Net income	$1,499	$2,496	$12,250
Interest expense, net	456	353	1,672
Income tax expense	703	737	4,271
Loss on extinguishment of debt	—	—	541
Operating income	2,658	3,586	18,734
Depreciation and amortization	1,415	1,232	5,004
Share-based compensation	193	320	826
Transaction fees	541	21	954
IT roadmap	459	—	1,180
Adjusted EBITDA	$5,266	$5,159	$26,698

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

During this period of uncertainty of volatility related to COVID-19, we will continue to monitor our liquidity, particularly payments from our client partners.

A summary of our operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
	(dollars in thousands)
Net cash provided by operating activities	$6,648	$5,382
Net cash used in investing activities	(22,730)	(341)
Net cash provided by (used in) financing activities	16,082	(5,041)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2020, net cash provided by operating activities was $6.6 million an increase of $1.3 million compared with $5.4 million for Fiscal 2019. This increase is primarily attributable to changes in accounts receivable, accrued payroll and related expenses, and accrued interest.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2020, we paid $21.7 million in connection with the EdgeRock acquisition and we made capital expenditures of $1.0 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2019, we made capital expenditures of $0.3 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends and contingent consideration paid.

For Fiscal 2020, we borrowed $18.5 million on the Term Loan, described below, to fund the EdgeRock acquisition, we borrowed $0.7 million on our Revolving Facility, and paid $3.1 million in cash dividends on our common stock. For Fiscal 2019, we paid $3.1 million in cash dividends on our common stock, paid down $1.8 million in principal payments on the term loan with TCB, and we reduced our revolving line of credit by $0.1 million.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO Harris Bank, N.A. (“BMO”), as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provides for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal paid quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative covenants and negative covenants, including certain limitations on our ability to pay cash dividends. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement.

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of March 29, 2020, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 for a more detailed discussion of our critical accounting policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended March 29, 2020, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

ITEM 1A. RISK FACTORS

The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In evaluating us and our common stock, in addition to the risk factor below, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (our “2019 Form 10-K”), and filed with the SEC on March 12, 2020. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2019 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Our business, results of operations, and financial condition have been and may continue to be adversely impacted in material respects by the coronavirus pandemic, and future adverse impacts could be material and difficult to predict.

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions (including declared states of emergency and quarantine, “shelter in place” orders, or similar orders), non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our services and workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our services or workforce solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect our business, results of operations, and financial condition to continue to be negatively affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of December 13, 2019, between BG Staffing, Inc., BG Staffing, LLC, L.J.Kushner & Associates, L.L.C., and Lee J. Kushner (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 16, 2019)

2.2
Securities Purchase Agreement, dated as of February 3, 2020, by and between BG Staffing, LLC, EdgeRock Technology Holdings, Inc., and CDI Holding Company LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 6, 2020)

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Date: May 7, 2020