Form 10-Q
period 2020-06-28
BG Staffing, Inc.
filed 2020-08-07
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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

The number of shares outstanding of the registrant’s common stock as of August 4, 2020 was 10,306,986.

Forward-Looking Statements

This Quarterly Report on Form-10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including, but not limited to, statements regarding:

•future financial performance and growth targets or expectations;
•market and industry trends and developments; and
•the benefits of our completed and future merger, acquisition and disposition transactions.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•the availability of field talents’ compensation insurance coverage at commercially reasonable terms;
•the availability of qualified field talent;
•compliance with federal, state and local labor and employment laws and regulations and changes in such laws and regulations;
•the ability to compete with new competitors and competitors with superior marketing and financial resources;
•management team changes;
•the favorable resolution of current or future litigation;
•the impact of outstanding indebtedness on the ability to fund operations or obtain additional financing;
•the ability to leverage the benefits of recent acquisitions and successfully integrate newly acquired operations;
•the impact of, and the ability to mitigate or manage disruptions posed by, the novel coronavirus pandemic (“COVID-19”) or other pandemics;
•adverse changes in the economic conditions of the industries or markets that we serve;
•disturbances in world financial, credit, and stock markets;
•unanticipated changes in regulations affecting the company’s business;
•a decline in consumer confidence and discretionary spending;
•the general performance of the U.S. and global economies;
•continued or escalated conflict in the Middle East or elsewhere; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 28, 2020	December 29, 2019
ASSETS
Current assets
Accounts receivable (net of allowance for credit losses of $467,200 at 2020 and $468,233 for 2019)	$37,762,131	$39,423,801
Prepaid expenses	1,822,807	1,224,230
Income taxes receivable	—	69,649
Other current assets	516,087	19,516
Total current assets	40,101,025	40,737,196

Property and equipment, net	4,156,997	3,545,049
Other assets
Deposits and other assets	4,119,108	3,843,023
Deferred income taxes, net	4,514,048	4,071,847
Right-of-use asset - operating leases	6,250,464	4,386,317
Intangible assets, net	36,441,098	33,807,973
Goodwill	31,372,990	25,194,639
Total other assets	82,697,708	71,303,799
Total assets	$126,955,730	$115,586,044
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$2,250,000	$375,000
Accrued interest	279,418	73,027
Accounts payable	127,088	479,422
Accrued payroll and expenses	12,834,242	10,485,039
Contingent consideration, current portion	1,183,920	—
Lease liability, current portion	1,764,001	1,277,843
Other current liabilities	—	1,016,565
Income taxes payable	46,236	—
Total current liabilities	18,484,905	13,706,896

Line of credit (net of deferred finance fees of $305,482 and $351,128 for 2020 and 2019, respectively)	9,950,001	19,993,829
Long-term debt, less current portion	27,425,000	7,125,000
Contingent consideration, less current portion	1,087,253	2,174,378
Lease liability, less current portion	5,419,227	4,128,951
Other long-term liabilities	2,866,610	—
Total liabilities	65,232,996	47,129,054

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,306,986 and 10,309,236 shares issued and outstanding for 2020 and 2019, respectively, net of treasury stock, at cost, 1,004 shares for 2020 and 2019	75,752	75,775
Additional paid in capital	59,993,800	59,617,787
Retained earnings	1,824,905	8,763,428
Accumulated other comprehensive loss	(171,723)	—
Total stockholders’ equity	61,722,734	68,456,990
Total liabilities and stockholders’ equity	$126,955,730	$115,586,044
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen and Twenty-six Week Periods Ended June 28, 2020 and June 30, 2019

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2020	2019	2020	2019
Revenues	$62,606,334	$73,857,890	$136,673,763	$142,633,957
Cost of services	45,701,191	52,995,056	99,492,889	103,332,482
Gross profit	16,905,143	20,862,834	37,180,874	39,301,475
Selling, general and administrative expenses	14,306,441	14,237,839	30,510,064	27,858,262
Impairment losses	7,239,514	—	7,239,514	—
Depreciation and amortization	1,443,951	1,204,237	2,858,665	2,435,746
Operating (loss) income	(6,084,763)	5,420,758	(3,427,369)	9,007,467
Interest expense, net	429,660	496,109	885,685	849,346
(Loss) Income before income taxes	(6,514,423)	4,924,649	(4,313,054)	8,158,121
Income tax (benefit) expense	(1,685,160)	1,122,820	(982,651)	1,860,267
Net (loss) income	$(4,829,263)	$3,801,829	$(3,330,403)	$6,297,854

Change in unrealized losses on cash flow hedges	171,723	—	171,723	—
Other comprehensive loss	171,723	—	171,723	—
Net comprehensive (loss) income	$(5,000,986)	$3,801,829	$(3,502,126)	$6,297,854

Net (loss) income per share:
Basic	$(0.47)	$0.37	$(0.32)	$0.62
Diluted	$(0.47)	$0.37	$(0.32)	$0.61

Weighted-average shares outstanding:
Basic	10,306,986	10,232,588	10,307,715	10,231,025
Diluted	10,306,986	10,362,038	10,307,715	10,380,195

Cash dividends declared per common share	$0.05	$0.30	$0.35	$0.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Periods Ended June 30, 2019

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders’ equity, December 30, 2018	$—	10,227,247	$102,273	$(24,027)	$57,624,379	$7,999,388	$—	$65,702,013
Share-based compensation	—	—	—	—	320,084	—	—	320,084
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—	—
Exercise of common stock options and warrants	—	4,916	49	—	(49)	—	—	—
Change in accounting principal - operating leases	—	—	—	—	—	(200,607)	—	(200,607)
Cash dividend declared	—	—	—	—	—	(3,068,847)	—	(3,068,847)
Net income	—	—	—	—	—	2,496,024	—	2,496,024
Stockholders’ equity, March 31, 2019	—	10,229,913	102,299	(24,027)	57,944,437	7,225,958	—	65,248,667
Share-based compensation	—	—	—	—	186,629	—	—	186,629
Exercise of common stock options and warrants	—	4,805	48	—	(48)	—	—	—
Cash dividend declared	—	—	—	—	—	(3,068,974)	—	(3,068,974)
Net income	—	—	—	—	—	3,801,829	—	3,801,829
Stockholders’ equity, June 30, 2019	$—	10,234,718	$102,347	$(24,027)	$58,131,018	$7,958,813	$—	$66,168,151

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Periods Ended June 28, 2020

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders’ equity, December 29, 2019	$—	10,309,236	$103,093	$(27,318)	$59,617,787	$8,763,428	$—	$68,456,990
Share-based compensation	—	—	—	—	192,913	—	—	192,913
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—	—
Cash dividend declared	—	—	—	—	—	(3,092,771)	—	(3,092,771)
Net income	—	—	—	—	—	1,498,860	—	1,498,860
Stockholders’ equity, March 29, 2020	—	10,306,986	103,070	(27,318)	59,810,723	7,169,517	—	67,055,992
Share-based compensation	—	—	—	—	193,077	—	—	193,077
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Cash dividend declared	—	—	—	—	—	(515,349)	—	(515,349)
Net loss	—	—	—	—	—	(4,829,263)	—	(4,829,263)
Other comprehensive loss							(171,723)	(171,723)
Stockholders’ equity, June 28, 2020	$—	10,306,986	$103,070	$(27,318)	$59,993,800	$1,824,905	$(171,723)	$61,722,734

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-six Week Periods Ended June 28, 2020 and June 30, 2019

	2020	2019
Cash flows from operating activities
Net (loss) income	$(3,330,403)	$6,297,854
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	446,478	403,846
Amortization	2,412,187	2,031,900
Impairment losses	7,239,514	—
Loss on disposal of property and equipment	—	4,895
Amortization of deferred financing fees	37,406	124,949
Interest expense on contingent consideration payable	96,795	98,216
Provision for credit losses	99,909	(28,602)
Share-based compensation	385,990	506,713
Deferred income taxes	(1,352,702)	462,898
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,293,021	(776,299)
Prepaid expenses	(567,990)	(730,212)
Other current assets	(6,571)	2,022
Deposits and other assets	(189,705)	(492,294)
Accrued interest	206,391	(143,568)
Accounts payable	(371,931)	67,043
Accrued payroll and expenses	15,032	1,327,219
Other current liabilities	(1,016,565)	—
Income taxes receivable and payable	60,101	52,579
Operating leases	(50,068)	—
Other long-term liabilities	2,694,887	(46,844)
Net cash provided by operating activities	15,101,776	9,162,315

Cash flows from investing activities
Business acquired, net of cash received	(21,680,455)	—
Capital expenditures	(1,896,967)	(673,752)
Net cash used in investing activities	(23,577,422)	(673,752)

Cash flows from financing activities
Net (payments) borrowings under line of credit	(10,081,234)	7,770,258
Proceeds from issuance of long-term debt	22,500,000	—
Principal payments on long-term debt	(325,000)	(10,121,000)
Payments of dividends	(3,608,120)	(6,137,821)
Share issuance cost	(10,000)	—
Net cash provided by (used in) financing activities	8,475,646	(8,488,563)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$515,211	$767,080
Cash paid for taxes, net of refunds	$279,469	$1,309,192

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

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 29 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

The Professional segment provides skilled field talent on a nationwide basis for information technology (“IT”) and finance, accounting, legal and human resource client partner projects. Our Professional segment operates through various divisions including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, and EdgeRock Technology Partners.

The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce in 7 states. Our Light Industrial segment operates through our InStaff division.

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

The Company has adjusted, and continues to monitor and change, its operations in response to a novel strain of coronavirus (“COVID-19”) in all of its segment, client partner, and Home Office locations. The extent of the impact from the outbreak on its operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on the Company's client partners and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 28, 2020 and December 29, 2019, and include the thirteen and twenty-six week periods ended June 28, 2020 and June 30, 2019, referred to herein as Fiscal 2020 and 2019, respectively.

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

The COVID-19 pandemic is already having a significant impact on our economy as a result of stay-at-home orders and business closures designed to stop the spread of the virus. In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. As COVID-19 continues to develop, management may make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, interest rate swap agreements used to mitigate interest rate risk, and the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. (“BMO”) that provided for a revolving credit facility and term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of June 28, 2020 and December 29, 2019 or revenue for the twenty-six week periods ended June 28, 2020 (“Fiscal 2020”) and June 30, 2019 (“Fiscal 2019”). Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2020 and the related percentage for Fiscal 2019 was generated in the following areas:

	Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019
Maryland	12%	11%
Massachusetts	13%	1%
Tennessee	15%	16%
Texas	23%	30%

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.

Changes in the allowance for credit losses are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Beginning balance	$468,233	$468,233	$468,233	$468,233
EdgeRock Technology Holdings, Inc. (“EdgeRock”) acquisition	—	—	47,498	—
Provision for (recovery of) credit losses, net	68,251	24,855	99,909	(28,602)
Amounts (written off) collected, net	(69,284)	(24,855)	(148,440)	28,602
Ending balance	$467,200	$468,233	$467,200	$468,233

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $3.9 million and $2.8 million at June 28, 2020 and December 29, 2019, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in Texas, Washington, and Ohio and minimal loss retention coverage for team members and field talent in the Light Industrial segment and its other non-Texas workforce. Under these policies, the Company is required to maintain refundable deposits of $3.7 million and $3.6 million, which are included in Deposits in the accompanying consolidated balance sheets as of June 28, 2020 and December 29, 2019, respectively.

Long-Lived Assets

The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within intangible assets.

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during Fiscal 2020 or Fiscal 2019.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount in the 2020 impairment test. As a result of the certain business developments and changes in the Company's long-term projections, the Company concluded a triggering event had occurred that required an interim impairment assessment to be performed. The qualitative assessment thresholds were met on all reporting units except the finance and accounting group. The Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group. In the professional segment, the Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss during the thirteen week periods ended June 28, 2020.

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. As a result of the certain business developments and changes in the Company's long-term projections, the Company concluded a triggering event had occurred that required an interim impairment assessment to be performed. The qualitative assessment thresholds were met on all reporting units except the finance and accounting group. The Company calculated the quantitative impairment test of the

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

finance and accounting group using the discounted cash flow method and concluded there was no goodwill impairment loss during the thirteen week periods ended June 28, 2020. Due to the impairment of the noted above, the carrying value of the finance and accounting reporting unit is negative and $2.4 million of goodwill is allocated to the finance and accounting reporting unit.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of June 28, 2020. There were no revenues recognized during the twenty-six week period ended June 28, 2020 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the twenty-six week period ended June 28, 2020.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Weighted-average number of common shares outstanding:	10,306,986	10,232,588	10,307,715	10,231,025
Effect of dilutive securities:
Stock options and restricted stock	—	89,833	—	105,156
Warrants	—	39,617	—	44,014
Weighted-average number of diluted common shares outstanding	10,306,986	10,362,038	10,307,715	10,380,195

Stock options and restricted stock	521,247	239,750	423,150	239,750
Warrants	25,862	—	25,862	—
Antidilutive shares	547,109	239,750	449,012	239,750

Income Taxes

The effective tax rates of 25.9% and 22.8% for the thirteen and twenty-six week periods ended June 28, 2020, respectively, and 22.8% for thirteen and twenty-six week periods ended June 30, 2019 were primarily due to state taxes offset by the Work Opportunity Tax Credit in Fiscal 2019 and Fiscal 2020 and the non-deductibility of transaction costs related to the EdgeRock acquisition in Fiscal 2020.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of June 28, 2020, the Company has a $6.9 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date.

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

The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of June 28, 2020, goodwill of $25.2 million is deductible for tax purposes.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new guidance is effective for the Company beginning with the fourth quarter of 2020. The Company adopted this ASU in the second quarter of fiscal 2020 which did not have a material impact on the consolidated financial statements.

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

NOTE 3 - ACQUISITIONS

L.J. Kushner & Associates, L.L.C.

On December 13, 2019, the Company acquired substantially all of the assets and assumed certain liabilities of L.J. Kushner & Associates, L.L.C. (“LJK”) for cash consideration of $8.5 million and issued $1.0 million (47,403 shares privately placed) of the Company's common stock at closing. $1.0 million was held back as partial security for certain post-closing liabilities, which was paid on June 11, 2020. The purchase agreement further provides for contingent consideration of up to $2.5 million based on the performance of the acquired business for the two years following the date of acquisition.

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

The 2019 consolidated statement of income does not include any operating results of EdgeRock. Thirteen weeks of EdgeRock operations are included in the thirteen week period ended June 28, 2020, which is approximately $9.8 million of revenue and $0.3 million of operating income. Twenty-one weeks of EdgeRock operations are included in the twenty-six week period ended June 28, 2020, which is approximately $16.3 million of revenue and $0.6 million of operating income. The preliminary acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

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

For the twenty-six week period ended June 28, 2020, the Company's incurred costs of $0.6 million related to the LJK and EdgeRock acquisitions. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income for the periods below that would have been reported if the LJK and EdgeRock acquisitions had taken place on the first day of the Company's 2019 fiscal year would be as follows (dollars in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenues	$62,606	$84,653	$139,782	$164,543
Gross profit	$16,905	$24,733	$38,089	$47,323
Net (loss) income	$(4,829)	$4,297	$(3,544)	$7,334
(Loss) Income per share:
Basic	$(0.47)	$0.42	$(0.34)	$0.72
Diluted	$(0.47)	$0.41	$(0.34)	$0.71

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 3.7% and tax (benefit) expense of the pro forma adjustments at effective tax rates of 25.9% and 22.8% for thirteen and twenty-six week periods ended Fiscal 2020, respectively, and 22.8% for thirteen and twenty-six week periods ended and Fiscal 2019. The pro forma operating results include adjustments to LJK and EdgeRock related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the LJK and EdgeRock acquisitions taken place on the first day of the Company’s 2019 fiscal year or of the results that may be achieved by the combined enterprise in the future.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASES

At June 28, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.9 years and 5.0%, respectively. The Company's future operating lease obligations that have not yet commenced are immaterial. For the thirteen week period ended June 28, 2020, the Company's cash paid for operating leases was $601,248, and operating lease and short-term lease costs were $525,679 and $108,359, respectively. For the twenty-six week period ended June 28, 2020, the Company's cash paid for operating leases was $1,106,779, and operating lease and short-term lease costs were $1,016,698 and $234,737, respectively.

The undiscounted annual future minimum lease payments consist of the following at:

June 28, 2020
2020	$2,084,202
2021	2,149,647
2022	1,860,054
2023	1,260,651
2024	612,394
Thereafter	89,124
Total lease payments	8,056,072
Interest	(872,844)
Present value of lease liabilities	$7,183,228

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $46.8 million and $44.3 million at June 28, 2020 and December 29, 2019, respectively. During the twenty-six week periods ended June 28, 2020, the Company added software assets of $71,516 and reclassified $976,954 from property and equipment related to the information technology improvement project. Amortization expense for the fiscal years are comprised of following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Client partner lists	$1,040,405	$881,525	$2,091,021	$1,789,624
Covenant not to compete	66,395	42,250	136,084	84,500
Acquisition intangibles	1,106,800	923,775	2,227,105	1,874,124
Computer software - amortization expense	117,945	79,042	185,082	157,776
Amortization expense	1,224,745	1,002,817	2,412,187	2,031,900
Computer software - selling, general and administrative expense	18,822	19,087	37,644	24,893
Total expense	$1,243,567	$1,021,904	$2,449,831	$2,056,793

As a result of the certain business developments and changes in the Company's long-term projections, the Company concluded a triggering event had occurred that required an interim impairment assessment to be performed. The qualitative assessment thresholds were met on all reporting units except the finance and accounting group. The Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group. In the professional segment, the Company recognized an $3.7 million trade name impairment loss and an $3.5 million client partner list impairment loss during the thirteen week periods ended June 28, 2020.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCRUED PAYROLL AND EXPENSES, OTHER LONG-TERM LIABILITIES, AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	June 28, 2020	December 29, 2019
Field talent payroll	$6,511,524	$4,505,264
Field talent payroll related	1,212,218	1,651,436
Accrued bonuses and commissions	1,716,462	1,585,681
Other	3,394,038	2,742,658
Accrued payroll and expenses	$12,834,242	$10,485,039

Other long-term liabilities includes $2.7 million of deferred employer FICA and $0.2 million of interest rate swap (see Note 7) at June 28, 2020. The deferred employer FICA is under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which allows relief to employers affected by the coronavirus pandemic. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments are due by December 31, 2021, and the other half by December 31, 2022. The Company has elected to delay the payment of these taxes.

The following is a schedule of future estimated contingent consideration payments to various parties as of June 28, 2020:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$1,250,000	$(66,080)	$1,183,920
One to two years	1,250,000	(162,747)	1,087,253
Contingent consideration	$2,500,000	$(228,827)	$2,271,173

NOTE 7 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. The Company may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or London Interbank Offered Rate ("LIBOR") plus the Applicable Margin (as such terms are defined in the Credit Agreement). The Company also pays an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of June 28, 2020.

On February 3, 2020, the Company borrowed $18.5 million on the Term Loan in conjunction with the closing of the EdgeRock acquisition. On April 6, 2020, the Company borrowed the remaining $4.0 million on the Term Loan and the proceeds were used to pay down the Revolving Facility.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of June 28, 2020, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes that might arise in the future would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of June 28, 2020.

Line of Credit

At June 28, 2020 and December 29, 2019, $10.3 million and $20.3 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended June 28, 2020 and June 30, 2019 was $13.0 million and $14.9 million, respectively. Average daily balance for the twenty-six week periods ended June 28, 2020 and June 30, 2019 was $16.1 million and $12.5 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	June 28, 2020		December 29, 2019
Base Rate	$255,483	4.25%	$2,844,957	5.25%
LIBOR	10,000,000	2.17%	17,500,000	3.26%
Total	$10,255,483		$20,344,957

Long-Term Debt

Long-term debt consists of and bore interest at:

	June 28, 2020		December 29, 2019
Base Rate	$4,675,000	4.25%	$7,500,000	5.25%
Fixed rate	25,000,000	2.39%	—	—%
Long-term debt	$29,675,000		$7,500,000

Cash Flow Hedge

In April 2020, the Company entered into a pay-fixed/receive-floating interest rate swap agreement with BMO that reduces the floating interest rate component on the Term Loan obligation. The $25.0 million notional amount was effective on June 3, 2020 and designed as a cash flow hedge on the underlying variable rate interest payments against a fixed interest rate that terminates on June 1, 2023. In accordance with cash flow hedge accounting treatment, the Company has determined that the hedge is perfectly effective using the change-in-variable-cash-flow method.

The unrealized loss associated with the change in the fair value of the effective portion of the hedging instrument is recorded in accumulated other comprehensive loss. The Company expects to reclassify the interest rate swap from accumulated other comprehensive loss against interest expense in the same period in which the hedge transaction affects earnings. Hedge effectiveness is tested quarterly. As of June 28, 2020, the instrument was perfectly effective and no amounts were reclassed from accumulated other comprehensive loss into income in the thirteen and twenty-six week periods ended June 28, 2020 and June 30, 2019. See Note 8 for location on the balance sheet.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	June 28, 2020	December 29, 2019
Interest rate swap	Other long-term liabilities	Level 2	$171,723	$—
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,271,173	$2,174,378

The changes in the Level 2 fair value measurements from December 29, 2019 to June 28, 2020 relates to entering into an interest rate swap agreement with BMO. Key inputs in determining the fair value of the interest rate swap as of June 28, 2020 and December 29, 2019 are quoted prices from BMO (See Note 7).

The changes in the Level 3 fair value measurements from December 29, 2019 to June 28, 2020 relates to accretion. Key inputs in determining the fair value of the contingent consideration as of June 28, 2020 and December 29, 2019 included the discount rate of 7.5% as well as management's estimates of future sales volumes and EBITDA.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options and Restricted Stock

For the thirteen week periods ended June 28, 2020 and June 30, 2019, the Company recognized $0.2 million of compensation expense related to stock awards. For the twenty-six week periods ended June 28, 2020 and June 30, 2019, the Company recognized $0.4 million and $0.5 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of June 28, 2020 amounted to $1.3 million which is expected to be recognized over the next 2.4 years.

A summary of stock option and restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Awards outstanding at December 29, 2019	582,845	$18.32	7.5	$2,793
Awards outstanding at June 28, 2020	582,845	$18.32	7.0	$343

Awards exercisable at December 29, 2019	313,645	$16.05	6.8	$1,991
Awards exercisable at June 28, 2020	340,995	$16.47	6.4	$158

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 29, 2019	269,200	$20.96
Nonvested outstanding at June 28, 2020	241,850	$20.93

For the twenty-six week period ended June 30, 2019, the Company issued 9,298 shares of common stock upon the cashless exercise of 22,240 stock options.

Included in awards outstanding are 18,000 and 27,000 shares of restricted stock (which vest equitably over a four year period), at a grant date price per share of $28.61, issued under the 2013 Plan as of June 28, 2020 and December 29, 2019, respectively. For the thirteen and twenty-six week periods ended June 28, 2020 and June 30, 2019, the Company recognized $0.1 million of compensation expense related to restricted stock.

Warrant Activity

For the thirteen and twenty-six week periods ended June 28, 2020 and June 30, 2019, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of June 28, 2020.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 29, 2019	64,482	$13.84	0.8	$473
Forfeited	(38,620)	$11.85
Warrants outstanding at June 28, 2020	25,862	$16.80	0.9	$—

Warrants exercisable at December 29, 2019	64,482	$13.84	0.8	$473
Warrants exercisable at June 28, 2020	25,862	$16.80	0.9	$—

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There were no nonvested warrants outstanding at June 28, 2020 and December 29, 2019.

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

NOTE 12 - TEAM MEMBER BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent’s compensation. The Company contributed $0.4 million and $0.3 million to the 401(k) Plan for the thirteen week periods ended June 28, 2020 and June 30, 2019. The Company contributed $0.7 million and $0.6 million to the 401(k) Plan for the twenty-six week periods ended June 28, 2020 and June 30, 2019.

NOTE 13 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 29 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent. The Professional segment provides skilled field talent on a nationwide basis for IT and finance, accounting, legal and human resource client partner projects. Our Professional segment operates through various divisions including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, and EdgeRock Technology Partners. The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce in 7 states. Our Light Industrial segment operates through our InStaff division.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue:
Real Estate	$11,780,445	$24,396,782	$31,808,278	$43,572,565
Professional	36,649,443	31,321,332	72,993,349	61,915,000
Light Industrial	14,176,446	18,139,776	31,872,136	37,146,392
Total	$62,606,334	$73,857,890	$136,673,763	$142,633,957

Depreciation:
Real Estate	$53,796	$45,420	$109,136	$89,533
Professional	109,307	84,469	208,740	168,951
Light Industrial	25,049	24,589	52,154	50,011
Home office	31,054	46,942	76,448	95,351
Total	$219,206	$201,420	$446,478	$403,846

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Amortization:
Real Estate	$—	$—	$—	$—
Professional	$1,167,329	$996,539	$2,348,164	$2,019,344
Home office	57,416	6,278	64,023	12,556
Total	$1,224,745	$1,002,817	$2,412,187	$2,031,900

Operating (loss) income:
Real Estate	$773,842	$4,121,208	$3,813,116	$6,940,920
Professional	(5,640,933)	2,212,221	(3,801,152)	4,045,781
Light Industrial	870,454	1,137,627	1,967,552	2,340,616
Home office - selling	(147,148)	(135,553)	(239,810)	(267,981)
Home office - general and administrative	(1,940,978)	(1,914,745)	(5,167,075)	(4,051,869)
Total	$(6,084,763)	$5,420,758	$(3,427,369)	$9,007,467

Capital expenditures:
Real Estate	$17,549	$29,218	$43,273	$39,879
Professional	32,926	68,211	73,898	396,859
Light Industrial	3,201	5,476	3,201	7,631
Home office	793,618	229,383	1,776,595	229,383
Total	$847,294	$332,288	$1,896,967	$673,752

	June 28, 2020	December 29, 2019
Total Assets:
Real Estate	$11,688,225	$16,785,163
Professional	87,487,331	72,623,242
Light Industrial	12,993,467	15,223,581
Home office	14,786,707	10,954,058
Total	$126,955,730	$115,586,044

NOTE 14 - SUBSEQUENT EVENTS

Dividend

On August 4, 2020, the Company's board of directors declared a cash dividend in the amount of $0.05 per share of common stock to be paid on August 25, 2020 to all shareholders of record as of the close of business on August 18, 2020.

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

Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC in October 2015, Zycron, Inc. in April 2017, Smart Resources, Inc. and Accountable Search, LLC in September 2017, and LJK in December 2019, and 100% of the equity of EdgeRock in February 2020. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to client partners primarily within the United States of America. We now operate through 89 branch offices and 12 on-site locations located across 44 states and D.C.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 29 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

The Professional segment provides skilled field talent on a nationwide basis for information technology (“IT”) and finance, accounting, legal and human resource client partner projects. Our Professional segment operates through various divisions including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, and EdgeRock Technology Partners.

The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce in 7 states. Our Light Industrial segment operates through our InStaff division.

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
Impact of the recent coronavirus pandemic ("COVID-19")

We continue to observe the negative impact of the COVID-19 outbreak on our consolidated operating results, our candidate and field talent supply chain, and our client partners demand in all segments. We expect that the social distancing measures, the reduced operational status of our client partners, reductions in production at certain client partners facilities, and general business uncertainty will continue to effect demand in all our segments.

During this uncertain time, our critical priorities are the health and safety of our team members, field talent, candidates and client partners. Starting in March 2020, we took several cost containment and liquidity actions, which we do not believe have materially adversely impacted our internal controls, financial reporting systems or our operations.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(dollars in thousands)
Revenues	$62,606	$73,858	$136,674	$142,634
Cost of services	45,701	52,995	99,493	103,332
Gross profit	16,905	20,863	37,181	39,302
Selling, general and administrative expenses	14,306	14,238	30,510	27,859
Impairment losses	7,240	—	7,240	—
Depreciation and amortization	1,444	1,204	2,859	2,436
Operating (loss) income	(6,085)	5,421	(3,428)	9,007
Interest expense, net	430	496	886	849
(Loss) Income before income tax	(6,515)	4,925	(4,314)	8,158
Income tax (benefit) expense	(1,685)	1,123	(983)	1,860
Net (loss) income	$(4,830)	$3,802	$(3,331)	$6,298

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	73.0%	71.8%	72.8%	72.4%
Gross profit	27.0%	28.2%	27.2%	27.6%
Selling, general and administrative expenses	22.9%	19.3%	22.3%	19.5%
Impairment losses	11.6%	—%	5.3%	—%
Depreciation and amortization	2.3%	1.6%	2.1%	1.7%
Operating (loss) income	(9.7)%	7.3%	(2.5)%	6.3%
Interest expense, net	0.7%	0.7%	0.6%	0.6%
(Loss) Income before income tax	(10.4)%	6.7%	(3.2)%	5.7%
Income tax (benefit) expense	(2.7)%	1.5%	(0.7)%	1.3%
Net (loss) income	(7.7)%	5.1%	(2.4)%	4.4%

Thirteen Week Fiscal Period Ended June 28, 2020 (“Fiscal 2020”) Compared with Thirteen Week Fiscal Period Ended June 30, 2019 (“Fiscal 2019”)

Revenues:	Thirteen Weeks Ended
	June 28, 2020		June 30, 2019
	(dollars in thousands)
Revenues by segment:
Real Estate	$11,780	18.8%	$24,397	33.0%
Professional	36,649	58.5%	31,321	42.4%
Light Industrial	14,177	22.7%	18,140	24.6%
Total Revenues	$62,606	100.0%	$73,858	100.0%

Real Estate Revenues: Real Estate revenues decreased approximately $12.6 million (51.7%), due to the effects of the COVID-19 pandemic. The decrease was due to a 53.7% decrease in billed hours, which was offset by a 4.1% increase in average bill rate. Revenue from new offices was $0.6 million.

Professional Revenues: Professional revenues increased approximately $5.3 million (17.0%), primarily from LJK and EdgeRock acquisitions, which contributed $9.8 million of new revenues. The remaining professional group decreased $4.5 million, due to the effects of the COVID-19 pandemic. The overall increase was affected by a 20.7% increase in average bill rate, which was partially offset by $0.6 million of a decrease in permanent placements and 0.6% decrease in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $4.0 million (21.8%), due to the effects of the COVID-19 pandemic. The overall revenue decrease was affected by a 27.1% decrease in billed hours, which was offset by an 5.6% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	June 28, 2020		June 30, 2019
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$4,447	26.3%	$9,386	45.0%
Professional	10,420	61.6%	8,787	42.1%
Light Industrial	2,038	12.1%	2,690	12.9%
Total Gross Profit	$16,905	100.0%	$20,863	100.0%

	Thirteen Weeks Ended
	June 28, 2020	June 30, 2019
Gross Profit Percentage by segment:
Real Estate	37.8%	38.5%
Professional	28.4%	28.1%
Light Industrial	14.4%	14.8%
Company Gross Profit	27.0%	28.2%

Overall, our gross profit decreased approximately $4.0 million (19.0%). As a percentage of revenue, gross profit has decreased to 27.0% from 28.2% due to decline in our Real Estate segment from COVID-19 pandemic.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit decreased approximately $4.9 million (52.6%) in line with decreased revenue which was offset by a 2.6% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.6 million (18.6%) consistent with the increase in revenue, primarily from LJK and EdgeRock acquisitions, which contributed $3.0 million of gross profit. The overall increase in gross profit was affected by a 21.6% increase in average spread.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.7 million (24.2%) in line with decreased revenue which was offset by a 3.7% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $0.1 million (0.5%), primarily related from LJK and EdgeRock acquisitions, which contributed $2.7 million of new expense that was offset by reduced compensation costs from the decline in gross profit and by many of our actions taken starting in March related to the COVID-19 pandemic to reduce actual and planned operating costs as detailed in the following table.

	Thirteen Weeks Ended
	June 28, 2020		June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$11,173	18%	$10,652	14%	$521	5%
Advertising and recruitment	429	1%	588	1%	(159)	(27)%
Occupancy and office operations	1,050	2%	989	1%	61	6%
Client engagement	27	—%	406	1%	(379)	(93)%
Software	559	1%	506	1%	54	11%
Professional fees	215	—%	293	—%	(77)	(26)%
Public company related costs	131	—%	188	—%	(57)	(30)%
Bad debt	68	—%	25	—%	43	172%
Share-based compensation	193	—%	187	—%	6	3%
Transaction fees	48	—%	36	—%	12	33%
IT roadmap	432	1%	28	—%	403	—%
Workers compensation loss retention return	(464)	(1)%	(90)	—%	(374)	416%
Other	443	1%	430	1%	14	3%
	$14,306	23%	$14,238	19%	$68	—%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.2 million (19.9%). The increase in depreciation and amortization is primarily due to the Professional segment related to the 2019 LJK and 2020 EdgeRock acquisitions.

Impairment loss: As a result of the certain business developments and changes in the Company's long-term projections, the Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group. In the professional segment. The Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss.

 Interest Expense, net: Interest expense, net decreased $0.1 million (13.3%) primarily due to the recording of annual interest received from our workers compensation loss retention program in the second quarter 2020 that was received in the first quarter 2019.

Income Taxes: We recorded an income tax benefit of $1.7 million primarily due to lower pre-tax 2020 income, intangible impairment losses, and the Work Opportunity Tax Credit which resulted in a lower 2020 effective rate.

Twenty-six Week Fiscal Period Ended June 28, 2020 (“Fiscal 2020”) Compared with Twenty-six Week Fiscal Period Ended June 30, 2019 (“Fiscal 2019”)

Revenues:	Twenty-six Weeks Ended
	June 28, 2020		June 30, 2019
	(dollars in thousands)
Revenues by segment:
Real Estate	$31,808	23.3%	$43,573	30.6%
Professional	72,994	53.4%	61,915	43.4%
Light Industrial	31,872	23.3%	37,146	26.0%
Total Revenues	$136,674	100.0%	$142,634	100.0%

Real Estate Revenues: Real Estate revenues decreased approximately $11.8 million (27.0%) due to the effects of COVID-19 pandemic. The decrease was due to a 30.0% decrease in billed hours that was offset by a 3.9% increase in average bill rate. Revenue from new offices was $1.9 million.

Professional Revenues: Professional revenues increased approximately $11.1 million (17.9%), primarily from LJK and EdgeRock acquisitions, which contributed $16.7 million of new revenues. The remaining professional group decreased $5.6 million. The overall increase was effected by an increase of 22.1% in average bill rate that was offset by a 4.8% decrease in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $5.2 million (14.2%), due to the effects of the COVID-19 pandemic. The decrease was effected by a 19.0% decrease in billed hours offset by a 5.1% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Twenty-six Weeks Ended
	June 28, 2020		June 30, 2019
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$12,075	32.5%	$16,773	42.7%
Professional	20,528	55.2%	17,070	43.4%
Light Industrial	4,578	12.3%	5,459	13.9%
Total Gross Profit	$37,181	100.0%	$39,302	100.0%

	Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019
Gross Profit Percentage by segment:
Real Estate	38.0%	38.5%
Professional	28.1%	27.6%
Light Industrial	14.4%	14.7%
Company Gross Profit	27.2%	27.6%

Overall, our gross profit decreased approximately $2.1 million (5.4%). As a percentage of revenue, gross profit has decreased to 27.2% from 27.6% primarily due to lower gross profits across our Real Estate segment.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit decreased approximately $4.7 million (28.0%) consistent with the decrease in revenue which was offset by a 2.6% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $3.5 million (20.3%) consistent with the increase in revenue, primarily from LJK and EdgeRock acquisitions, which contributed $5.4 million of gross profit. The overall increase in gross profit was affected by 21.8% increase in average spread.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.9 million (16.1%) consistent with the decrease in revenue which was offset by a 3.9% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $2.7 million (9.5%), primarily from LJK and EdgeRock acquisitions, which contributed $4.6 million of new expense, and additional IT roadmap and transaction fees. These increases were offset by reduced compensation costs from the decline in gross profit and by many of our actions taken starting in March related to the COVID-19 pandemic to reduce actual and planned operating costs as detailed in the following table.

	Twenty-six Weeks Ended
	June 28, 2020		June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$22,871	17%	$20,932	15%	$1,939	9%
Advertising and recruitment	837	1%	1,061	1%	(225)	(21)%
Occupancy and office operations	2,112	2%	1,957	1%	155	8%
Client engagement	300	—%	772	1%	(472)	(61)%
Software	1,039	1%	1,019	1%	21	2%
Professional fees	673	—%	714	1%	(41)	(6)%
Public company related costs	263	—%	352	—%	(90)	(26)%
Bad debt	100	—%	(29)	—%	129	(445)%
Share-based compensation	386	—%	507	—%	(121)	(24)%
Transaction fees	590	—%	58	—%	532	917%
IT roadmap	891	1%	28	—%	863	3,082%
Workers compensation loss retention return	(464)	—%	(348)	—%	(117)	34%
Other	913	1%	836	1%	77	9%
	$30,510	22%	$27,859	20%	$2,651	10%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.4 million (17.4%). The increase in depreciation and amortization is primarily due to the Professional segment related to the 2019 LJK and 2020 EdgeRock acquisitions.

Impairment loss: As a result of the certain business developments and changes in the Company's long-term projections, the Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group. In the professional segment. The Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss.

Interest Expense, net: Interest expense, net was flat due to the increased borrowings under our credit agreement and decrease in interest income from our workers compensation loss retention program that were offset by decreases in the deferred financing fees and unused fee.

Income Taxes: We recorded an income tax benefit of $1.0 million primarily due to lower pre-tax 2020 income and intangible impairment losses, which were partially offset by non-deductible fees related to the 2020 EdgeRock transaction.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, intangible impairment losses, transaction fees, and the non-capital information technology improvement project (“IT roadmap”) and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net (loss) income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from, or as an alternative to, GAAP measures such as net (loss) income. Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise, and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net (loss) income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net (loss) income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Thirteen Weeks Ended		Twenty-six Weeks Ended		Trailing Twelve Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020
	(dollars in thousands)
Net (loss) income	$(4,830)	$3,802	$(3,331)	$6,298	$3,618
Interest expense, net	430	496	886	849	1,605
Income tax (benefit) expense	(1,685)	1,123	(983)	1,860	1,462
Loss on extinguishment of debt	—	—	—	—	541
Operating (loss) income	(6,085)	5,421	(3,428)	9,007	7,226
Depreciation and amortization	1,444	1,204	2,859	2,436	5,244
Impairment losses	7,240	—	7,240	—	7,240
Share-based compensation	193	187	386	507	832
Transaction fees	48	36	590	58	967
IT roadmap	432	28	891	28	1,583
Adjusted EBITDA	$3,272	$6,876	$8,538	$12,036	$23,092

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

A summary of our operating, investing and financing activities are shown in the following table:

	Twenty-six Weeks Ended
	June 28, 2020	June 30, 2019
	(dollars in thousands)
Net cash provided by operating activities	$15,102	$9,162
Net cash used in investing activities	(23,577)	(674)
Net cash provided by (used in) financing activities	8,475	(8,488)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net (loss) income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, intangible impairment losses, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2020, net cash provided by operating activities was $15.1 million, an increase of $5.9 million compared with $9.2 million for Fiscal 2019. This increase is primarily attributable to payments on accounts receivable, intangible impairment losses, and reduced accrued payroll.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2020, we paid $21.7 million in connection with the EdgeRock acquisition and we made capital expenditures of $1.9 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2019, we made capital expenditures of $0.7 million mainly related to computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends and contingent consideration paid.

For Fiscal 2020, we borrowed $22.5 million on the Term Loan, described below, to fund the EdgeRock acquisition, we reduced $10.1 million on our Revolving Facility, and paid $3.6 million in cash dividends on our common stock. For Fiscal 2019, we paid down $10.1 million in principal payments on our term loan, we paid $6.1 million in cash dividends on our common stock, and we borrowed on our revolving line of credit by $7.7 million.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO Harris Bank, N.A. (“BMO”), as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal paid quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative covenants and negative covenants, including certain limitations on our ability to pay cash dividends. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement.

In April 2020, we entered into a pay-fixed/receive-floating interest rate swap agreement with BMO that reduces the floating interest rate component on the Term Loan obligation. The $25.0 million notional amount was effective on June 3, 2020 and designed as a cash flow hedge on the underlying variable rate interest payments against a fixed interest rate that terminates on June 1, 2023. In accordance with cash flow hedge accounting treatment, we have determined that the hedge is perfectly effective using the change-in-variable-cash-flow method.

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of June 28, 2020, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Interest Rates

A portion of our Revolving Facility and Term Loan are priced at variable interest rates. Accordingly, future interest rate increases could potentially put us at risk for an adverse impact on future earnings and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 28, 2020. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures were not effective, at a reasonable assurance level, because of a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management has identified a deficiency in our internal control over financial reporting, which is related to the quantitative assessment of impairment of goodwill and intangible assets. Our management has concluded that we do not maintain effective controls related to the technical aspects of GAAP for testing goodwill and other intangible assets for impairment. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the aggregate impact of this deficiency resulted in a material weakness.

The material weakness did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results.

Remediation Steps to Address the Material Weakness

Since identifying the material weakness related to our process of impairment assessment of goodwill and intangible assets, we have been, and are currently in the process of, remediating by taking steps to strengthen the control function related to the financial closing process. These steps include recruiting additional personnel, retaining external expert resources, enhancing the design of certain management review controls and providing training regarding internal control processes. We will continue to enhance controls to ensure the financial closing process is effectively implemented. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Changes in Internal Controls Over Financial Reporting

Other than as described above, for the fiscal quarter ended June 28, 2020, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Date: August 5, 2020