Form 10-Q
period 2020-09-27
BG Staffing, Inc.
filed 2020-11-05
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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

The number of shares outstanding of the registrant’s common stock as of November 4, 2020 was 10,317,018.

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

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•the availability of field talents’ workers' compensation insurance coverage at commercially reasonable terms;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 27, 2020	December 29, 2019
ASSETS
Current assets
Accounts receivable (net of allowance for credit losses of $476,987 at 2020 and $468,233 for 2019)	$41,769,774	$39,423,801
Prepaid expenses and other current assets	1,010,648	1,243,746
Income taxes receivable	—	69,649
Total current assets	42,780,422	40,737,196

Property and equipment, net	3,742,358	3,545,049
Other assets
Deposits and other assets	5,099,514	3,843,023
Deferred income taxes, net	4,514,048	4,071,847
Right-of-use asset - operating leases	6,177,790	4,386,317
Intangible assets, net	35,437,325	33,807,973
Goodwill	31,350,224	25,194,639
Total other assets	82,578,901	71,303,799
Total assets	$129,101,681	$115,586,044
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$2,437,500	$375,000
Accrued interest	94,322	73,027
Accounts payable	432,950	479,422
Accrued payroll and expenses	12,797,763	10,485,039
Lease liability, current portion	1,894,132	1,277,843
Other current liabilities	—	1,016,565
Income taxes payable	183,561	—
Total current liabilities	17,840,228	13,706,896

Line of credit (net of deferred finance fees of $286,779 and $351,128 for 2020 and 2019, respectively)	7,713,221	19,993,829
Long-term debt, less current portion	26,862,500	7,125,000
Contingent consideration	2,243,187	2,174,378
Lease liability, less current portion	5,231,020	4,128,951
Other long-term liabilities	5,176,769	—
Total liabilities	65,066,925	47,129,054

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,317,018 and 10,309,236 shares issued and outstanding for 2020 and 2019, respectively, net of treasury stock, at cost, 1,004 shares for 2020 and 2019	75,852	75,775
Additional paid in capital	60,238,267	59,617,787
Retained earnings	3,875,119	8,763,428
Accumulated other comprehensive loss	(154,482)	—
Total stockholders’ equity	64,034,756	68,456,990
Total liabilities and stockholders’ equity	$129,101,681	$115,586,044
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Thirteen and Thirty-nine Week Periods Ended September 27, 2020 and September 29, 2019

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2020	2019	2020	2019
Revenues	$71,518,691	$79,364,306	$208,192,454	$221,998,263
Cost of services	51,806,765	57,187,684	151,299,654	160,520,167
Gross profit	19,711,926	22,176,622	56,892,800	61,478,096
Selling, general and administrative expenses	14,869,009	14,502,757	45,379,075	42,361,018
Gain on contingent consideration	(76,102)	—	(76,102)	—
Impairment losses	—	—	7,239,514	—
Depreciation and amortization	1,270,951	1,196,753	4,129,615	3,632,500
Operating income	3,648,068	6,477,112	220,698	15,484,578
Loss on extinguishment of debt	—	540,705	—	540,705
Interest expense, net	359,805	395,448	1,245,489	1,244,795
Income (Loss) before income taxes	3,288,263	5,540,959	(1,024,791)	13,699,078
Income tax expense (benefit)	722,700	1,333,789	(259,951)	3,194,055
Net income (loss)	$2,565,563	$4,207,170	$(764,840)	$10,505,023

Change in unrealized gains (losses) on cash flow hedges	(17,241)	—	154,482	—
Other comprehensive gain (loss)	(17,241)	—	154,482	—
Net comprehensive income (loss)	$2,582,804	$4,207,170	$(919,322)	$10,505,023

Net income (loss) per share:
Basic	$0.25	$0.41	$(0.07)	$1.03
Diluted	$0.25	$0.41	$(0.07)	$1.01

Weighted-average shares outstanding:
Basic	10,312,939	10,239,126	10,309,457	10,233,725
Diluted	10,326,493	10,343,673	10,309,457	10,365,871

Cash dividends declared per common share	$0.05	$0.30	$0.40	$0.90

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Periods Ended September 29, 2019

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders’ equity, December 30, 2018	$—	10,227,247	$102,273	$(24,027)	$57,624,379	$7,999,388	$—	$65,702,013
Share-based compensation	—	—	—	—	320,084	—	—	320,084
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—	—
Exercise of common stock options and warrants	—	4,916	49	—	(49)	—	—	—
Change in accounting principal - operating leases	—	—	—	—	—	(200,607)	—	(200,607)
Cash dividend declared	—	—	—	—	—	(3,068,847)	—	(3,068,847)
Net income	—	—	—	—	—	2,496,024	—	2,496,024
Stockholders’ equity, March 31, 2019	—	10,229,913	102,299	(24,027)	57,944,437	7,225,958	—	65,248,667
Share-based compensation	—	—	—	—	186,629	—	—	186,629
Exercise of common stock options and warrants	—	4,805	48	—	(48)	—	—	—
Cash dividend declared	—	—	—	—	—	(3,068,974)	—	(3,068,974)
Net income	—	—	—	—	—	3,801,829	—	3,801,829
Stockholders’ equity, June 30, 2019	—	10,234,718	102,347	(24,027)	58,131,018	7,958,813	—	66,168,151
Share-based compensation	—	—	—	—	244,450	—	—	244,450
Exercise of common stock options and warrants	—	7,396	74	(3,291)	41,416	—	—	38,199
Cash dividends declared	—	—	—	—	—	(3,071,862)	—	(3,071,862)
Net income	—	—	—	—	—	4,207,170	—	4,207,170
Stockholders’ equity, September 29, 2019	$—	10,242,114	$102,421	$(27,318)	$58,416,884	$9,094,121	$—	$67,586,108

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Periods Ended September 27, 2020

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders’ equity, December 29, 2019	$—	10,309,236	$103,093	$(27,318)	$59,617,787	$8,763,428	$—	$68,456,990
Share-based compensation	—	—	—	—	192,913	—	—	192,913
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—	—
Cash dividend declared	—	—	—	—	—	(3,092,771)	—	(3,092,771)
Net income	—	—	—	—	—	1,498,860	—	1,498,860
Stockholders’ equity, March 29, 2020	—	10,306,986	103,070	(27,318)	59,810,723	7,169,517	—	67,055,992
Share-based compensation	—	—	—	—	193,077	—	—	193,077
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Cash dividend declared	—	—	—	—	—	(515,349)	—	(515,349)
Net loss	—	—	—	—	—	(4,829,263)	—	(4,829,263)
Other comprehensive loss	—	—	—	—	—	—	(171,723)	(171,723)
Stockholders’ equity, June 28, 2020	—	10,306,986	103,070	(27,318)	59,993,800	1,824,905	(171,723)	61,722,734
Share-based compensation	—	—	—	—	244,567	—	—	244,567
Share issuance	—	10,032	100	—	(100)	—	—	—
Cash dividend declared	—	—	—	—	—	(515,349)	—	(515,349)
Net income	—	—	—	—	—	2,565,563	—	2,565,563
Other comprehensive gain	—	—	—	—	—	—	$17,241	$17,241
Stockholders’ equity, September 27, 2020	$—	10,317,018	$103,170	$(27,318)	$60,238,267	$3,875,119	$(154,482)	$64,034,756

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Week Periods Ended September 27, 2020 and September 29, 2019

	2020	2019
Cash flows from operating activities
Net (loss) income	$(764,840)	$10,505,023
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	653,199	608,119
Amortization	3,476,416	3,024,381
Impairment losses	7,239,514	—
Loss on disposal of property and equipment	—	6,954
Loss on extinguishment of debt, net	—	540,705
Gain on contingent consideration	(76,102)	—
Amortization of deferred financing fees	56,109	154,127
Interest expense on contingent consideration payable	144,911	110,903
Provision for credit losses	153,805	6,065
Share-based compensation	630,557	751,163
Deferred income taxes	(1,352,702)	462,898
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,231,482	(2,798,557)
Prepaid expenses and other current assets	753,685	(741,959)
Deposits and other assets	(978,259)	(491,333)
Accrued interest	21,295	(104,927)
Accounts payable	(66,069)	(5,716)
Accrued payroll and expenses	(21,446)	1,746,948
Other current liabilities	(1,016,565)	—
Income taxes receivable and payable	197,426	223,766
Operating leases	(16,649)	(33,612)
Other long-term liabilities	5,022,287	—
Net cash provided by operating activities	18,288,054	13,964,948

Cash flows from investing activities
Business acquired, net of cash received	(21,657,689)	—
Capital expenditures	(1,960,179)	(1,534,016)
Net cash used in investing activities	(23,617,868)	(1,534,016)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BG Staffing, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Thirty-nine Week Periods Ended September 27, 2020 and September 29, 2019

	2020	2019

Cash flows from financing activities
Net (payments) borrowings under line of credit	(12,336,717)	9,891,079
Proceeds from issuance of long-term debt	22,500,000	—
Principal payments on long-term debt	(700,000)	(10,121,000)
Payments of dividends	(4,123,469)	(9,209,683)
Issuance of shares, net of exercises	(10,000)	38,199
Contingent consideration paid	—	(2,672,000)
Deferred financing costs	—	(357,527)
Net cash provided by (used in) financing activities	5,329,814	(12,430,932)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$890,918	$1,003,190
Cash paid for taxes, net of refunds	$855,101	$2,462,325

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

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 36 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

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

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services typically increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services typically increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months as well as fluctuations in client partner demand. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes. Normal seasonal demand has been significantly affected by COVID-19.

The Company has adjusted, and continues to monitor and change, its operations in response to COVID-19 in all of its segment, client partner, and Home Office locations. The extent of the impact from the outbreak on its operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on the Company's client partners and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 27, 2020 and December 29, 2019, and include the thirteen and thirty-nine week periods ended September 27, 2020 and September 29, 2019, referred to herein as Fiscal 2020 and 2019, respectively.

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

The COVID-19 pandemic continues to have a significant impact on our economy as a result of measures designed to stop the spread of the virus. In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. As COVID-19 continues to develop, management may make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, interest rate swap agreements used to mitigate interest rate risk, and the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement led by BMO Harris Bank, N.A. (“BMO”) that provided for a revolving credit facility and term loan and current rates available to the Company for debt with similar terms and risk. The fair value on the interest rate swap is based on quoted prices from BMO.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of September 27, 2020 and December 29, 2019 or revenue for the thirty-nine week periods ended September 27, 2020 and September 29, 2019. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2020 and the related percentage for Fiscal 2019 was generated in the following areas:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019
Maryland	11%	10%
Massachusetts	13%	2%
Tennessee	14%	16%
Texas	23%	29%

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

Changes in the allowance for credit losses are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Beginning balance	$468,233	$468,233	$468,233	$468,233
EdgeRock Technology Holdings, Inc. (“EdgeRock”) acquisition	—	—	47,498	—
Provision for credit losses, net	53,896	34,667	153,805	6,065
Amounts written off, net	(45,142)	(34,667)	(192,549)	(6,065)
Ending balance	$476,987	$468,233	$476,987	$468,233

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $4.1 million and $2.8 million at September 27, 2020 and December 29, 2019, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $3.8 million and $3.6 million, which are included in Deposits and other assets in the accompanying consolidated balance sheets as of September 27, 2020 and December 29, 2019, respectively.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets

The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within intangible assets.

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2020 or Fiscal 2019.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. Further, during second quarter 2020, the Company assessed the current market capitalization, forecasts and the current carrying value in the 2020 impairment test. As a result of the certain business developments and changes in the Company's long-term projections, the Company concluded a triggering event had occurred that required an interim impairment assessment to be performed. The qualitative assessment thresholds were met on all reporting units except the finance and accounting group, within the Professional segment. The Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group (see Note 5).

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. As a result of the certain business developments and changes in the Company's long-term projections, during second quarter 2020, the Company concluded a triggering event had occurred that required an interim impairment assessment to be performed. The qualitative assessment thresholds were met on all reporting units except the finance and accounting group. The Company calculated the quantitative impairment test of the finance and accounting group using the discounted cash flow method and concluded there was no goodwill impairment loss during the thirty-nine week periods ended September 27, 2020.

Deferred Financing Fees

Deferred financing fees are amortized using the effective interest method over the term of the respective loans. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

Contingent Consideration

The Company has obligations, to be paid in cash, related to its acquisitions if certain operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. The fair value calculation of the expected future payments uses a discount rate commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.
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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Payment terms in the Company's contracts vary by the type and location of its client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of September 27, 2020. There were no revenues recognized during the thirty-nine week period ended September 27, 2020 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirty-nine week period ended September 27, 2020.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Weighted-average number of common shares outstanding:	10,312,939	10,239,126	10,309,457	10,233,725
Effect of dilutive securities:
Stock options and restricted stock	13,554	69,684	—	90,853
Warrants	—	34,863	—	41,293
Weighted-average number of diluted common shares outstanding	10,326,493	10,343,673	10,309,457	10,365,871

Stock options and restricted stock	606,557	306,750	419,850	306,750
Warrants	25,862	—	25,862	—
Antidilutive shares	632,419	306,750	445,712	306,750

Income Taxes

The effective tax rates of 22.0% and 25.4% for the thirteen and thirty-nine week periods ended September 27, 2020, respectively, and 24.1% and 23.3% for thirteen and thirty-nine week periods ended September 29, 2019, respectively, were primarily due to state taxes offset by the Work Opportunity Tax Credit in Fiscal 2019 and Fiscal 2020 and the non-deductibility of transaction costs related to the EdgeRock acquisition in Fiscal 2020.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of September 27, 2020, the Company has a $6.8 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date.

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

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of September 27, 2020, goodwill of $25.2 million is expected to be deductible for tax purposes.

The Company follows the guidance of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new guidance is effective for the Company beginning with the fourth quarter of 2020. The Company adopted this ASU in the second quarter of fiscal 2020, which did not have a material impact on the consolidated financial statements.

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

The 2019 consolidated statement of income does not include any operating results of EdgeRock. Thirteen weeks of EdgeRock operations are included in the thirteen week period ended September 27, 2020, which is approximately $9.2 million of revenue and $0.5 million of operating income. Thirty-four weeks of EdgeRock operations are included in the thirty-nine week period ended September 27, 2020, which is approximately $25.4 million of revenue and $1.1 million of operating income. The preliminary acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable	$6,731,260
Prepaid expenses and other assets	520,587
Property and equipment, net	296,309
Right-of-use asset - operating leases	1,714,984
Intangible assets	11,274,000
Goodwill (non-deductible for tax purposes)	6,155,585
Current liabilities assumed	(2,409,551)
Deferred income taxes, net	(910,501)
Lease liability - operating leases	(1,714,984)
Total net assets acquired	$21,657,689

Cash	$21,657,689
Total fair value of consideration transferred for acquired business	$21,657,689

The preliminary allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$302,000	5 years
Trade name	7,000,000	Indefinite
Client partner list	3,972,000	5 years
Total	$11,274,000

For the thirty-nine week period ended September 27, 2020, the Company incurred costs of $0.6 million related to the LJK and EdgeRock acquisitions. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income for the periods below that would have been reported if the LJK and EdgeRock acquisitions had taken place on the first day of the Company's 2019 fiscal year would be as follows (dollars in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenues	$71,519	$90,334	$211,301	$254,877
Gross profit	$19,712	$26,143	$57,801	$73,466
Net income (loss)	$2,566	$4,720	$(952)	$12,184
Income (Loss) per share:
Basic	$0.25	$0.46	$(0.09)	$1.19
Diluted	$0.25	$0.46	$(0.09)	$1.18

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 2.3% and tax (benefit) expense of the pro forma adjustments at effective tax rates of 22.0% and 25.4% for thirteen and thirty-nine week periods ended Fiscal 2020, respectively, and 24.1% for thirteen and thirty-nine week periods ended and Fiscal 2019. The pro forma operating results include adjustments to LJK and EdgeRock related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the LJK and EdgeRock acquisitions taken place on the first day of the Company’s 2019 fiscal year or of the results that may be achieved by the combined enterprise in the future.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LEASES

At September 27, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.7 years and 5.0%, respectively. The Company's future operating lease obligations that have not yet commenced are immaterial. For the thirteen week period ended September 27, 2020, the Company's cash paid for operating leases was $601,248, and operating lease and short-term lease costs were $525,679 and $108,359, respectively. For the thirty-nine week period ended September 27, 2020, the Company's cash paid for operating leases was $1,612,201, and operating lease and short-term lease costs were $1,536,718 and $308,543, respectively.

The undiscounted annual future minimum lease payments consist of the following at:

September 27, 2020
2020	$2,189,099
2021	2,182,674
2022	1,745,835
2023	1,216,053
2024	433,492
Thereafter	38,496
Total lease payments	7,805,649
Interest	(680,497)
Present value of lease liabilities	$7,125,152

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $47.8 million and $44.3 million at September 27, 2020 and December 29, 2019, respectively. During the thirty-nine week periods ended September 27, 2020, the Company added software assets of $150,794 and reclassified $976,954 from property and equipment related to the information technology improvement project. Amortization expense for the fiscal years are comprised of following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Client partner lists	$918,349	$881,525	$3,009,370	$2,671,149
Covenant not to compete	66,395	39,936	202,479	124,436
Acquisition intangibles	984,744	921,461	3,211,849	2,795,585
Computer software - amortization expense	79,486	71,019	264,567	228,796
Amortization expense	1,064,230	992,480	3,476,416	3,024,381
Computer software - selling, general and administrative expense	18,823	19,490	56,466	44,382
Total expense	$1,083,053	$1,011,970	$3,532,882	$3,068,763

As a result of the certain business developments and changes in the Company's long-term projections, during second quarter 2020, the Company concluded a triggering event had occurred that required an interim impairment assessment to be performed (see Note 2). In the Professional segment, the Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss during the thirty-nine week periods ended September 27, 2020.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCRUED PAYROLL AND EXPENSES, OTHER LONG-TERM LIABILITIES, AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	September 27, 2020	December 29, 2019
Field talent payroll	$6,814,129	$4,505,264
Field talent payroll related	1,287,800	1,651,436
Accrued bonuses and commissions	1,813,911	1,585,681
Other	2,881,923	2,742,658
Accrued payroll and expenses	$12,797,763	$10,485,039

Other long-term liabilities includes $5.0 million of deferred employer FICA and $0.2 million of interest rate swap (see Note 7) at September 27, 2020. The deferred employer FICA is under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which allows relief to employers affected by the coronavirus pandemic. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments are due by December 31, 2021, and the other half by December 31, 2022. The Company has elected to delay the payment of these taxes.

The following is a schedule of future estimated contingent consideration payments due as of September 27, 2020:

	Estimated Cash Payment	Discount	Net
Due in:
2022	$2,500,000	$(256,813)	$2,243,187
Contingent consideration	$2,500,000	$(256,813)	$2,243,187

NOTE 7 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. The Company may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or London Interbank Offered Rate ("LIBOR") plus the Applicable Margin (as such terms are defined in the Credit Agreement). The Company also pays an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of September 27, 2020.

On February 3, 2020, the Company borrowed $18.5 million on the Term Loan in conjunction with the closing of the EdgeRock acquisition. On April 6, 2020, the Company borrowed the remaining $4.0 million on the Term Loan and the proceeds were used to pay down the Revolving Facility.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of September 27, 2020, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes that might arise in the future would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of September 27, 2020.

Line of Credit

At September 27, 2020 and December 29, 2019, $8.0 million and $20.3 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended September 27, 2020 and September 29, 2019 was $9.2 million and $21.0 million, respectively. Average daily balance for the thirty-nine week periods ended September 27, 2020 and September 29, 2019 was $13.8 million and $15.3 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	September 27, 2020		December 29, 2019
Base Rate	$—	—%	$2,844,957	5.25%
LIBOR	8,000,000	2.18%	17,500,000	3.26%
Total	$8,000,000		$20,344,957

Long-Term Debt

Long-term debt consists of and bore interest at:

	September 27, 2020		December 29, 2019
Base Rate	$4,675,000	2.16%	$7,500,000	5.25%
Fixed rate	24,625,000	2.39%	—	—%
Long-term debt	$29,300,000		$7,500,000

Cash Flow Hedge

In April 2020, the Company entered into a pay-fixed/receive-floating interest rate swap agreement with our bank syndicate lead by BMO that reduces the floating interest rate component on the Term Loan obligation. The $25.0 million notional amount was effective on June 3, 2020 and designed as a cash flow hedge on the underlying variable rate interest payments against a fixed interest rate that terminates on June 1, 2023. In accordance with cash flow hedge accounting treatment, the Company has determined that the hedge is perfectly effective using the change-in-variable-cash-flow method.

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument is recorded in accumulated other comprehensive loss. The Company reclassifies the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affects earnings. Hedge effectiveness is tested quarterly. As of September 27, 2020, the instrument was perfectly effective and no additional amounts were reclassed from accumulated other comprehensive loss into income in the thirteen and thirty-nine week periods ended September 27, 2020 or September 29, 2019. See Note 8 for location on the balance sheet.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	September 27, 2020	December 29, 2019
Interest rate swap	Other long-term liabilities	Level 2	$154,482	$—
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,243,187	$2,174,378

The changes in the Level 2 fair value measurements from December 29, 2019 to September 27, 2020 relates to entering into an interest rate swap agreement. Key inputs in determining the fair value of the interest rate swap as of September 27, 2020 and December 29, 2019 are quoted prices from BMO (See Note 7).

The changes in the Level 3 fair value measurements from December 29, 2019 to September 27, 2020 relates to accretion and gains included in earnings. Key inputs in determining the fair value of the contingent consideration as of September 27, 2020 and December 29, 2019 included the discount rate of 7.5% as well as management's estimates of future sales volumes and earning before income taxes, depreciation, and amortization "EBITDA."

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

The Company insures against, subject to and upon the terms and conditions of various insurance policies, claims or losses from workers’ compensation, general liability, automobile liability, property damage, professional liability, employment practices, fiduciary liability, fidelity losses, crime and cyber risk, and director and officer liability. Under the Company's bylaws, the Company’s directors and officers are indemnified against certain liabilities arising out of the performance of their duties to the Company. The Company also has an insurance policy for our directors and officers to insure them against liabilities arising from the performance of their positions with the Company or its subsidiaries. The Company has also entered into indemnification agreements with its directors and certain officers.

NOTE 10 – EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended September 27, 2020 and September 29, 2019, the Company recognized $0.2 million of compensation expense related to stock options. For the thirty-nine week periods ended September 27, 2020 and September 29, 2019, the Company recognized $0.4 million and $0.6 million of compensation expense related to stock options, respectively. Unamortized share-based compensation expense as of September 27, 2020 amounted to $1.0 million which is expected to be recognized over the next 2.7 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 29, 2019	564,845	$18.90	7.7	$2,412
Granted	88,610	$9.72
Forfeited / Canceled	(3,300)	$24.09
Options outstanding at September 27, 2020	650,155	$17.62	7.3	$79

Options exercisable at December 29, 2019	313,645	$16.05	6.8	$1,991
Options exercisable at September 27, 2020	416,317	$16.96	6.6	$79

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 29, 2019	251,200	$22.46
Nonvested outstanding at September 27, 2020	233,838	$18.80

For the thirty-nine week period ended September 29, 2019, the Company issued 16,694 shares of common stock upon the cashless exercise of 38,614 stock options.

Restricted Stock

For the thirteen week periods ended September 27, 2020 and September 29, 2019, the Company recognized $0.1 million of compensation expense related to restricted stock awards. For the thirty-nine week periods ended September 27, 2020 and September 29, 2019, the Company recognized $0.2 million of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of September 27, 2020 amounted to $0.3 million which is expected to be recognized over the next 1.8 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted outstanding at December 29, 2019	18,000	$28.61
Issued	10,032	$9.72
Restricted outstanding at September 27, 2020	28,032	$21.85

Nonvested outstanding at December 29, 2019	18,000	$28.61
Nonvested outstanding at September 27, 2020	16,524	$20.01

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrant Activity

For the thirteen and thirty-nine week periods ended September 27, 2020 and September 29, 2019, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of September 27, 2020.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 29, 2019	64,482	$13.84	0.8	$473
Forfeited	(38,620)	$11.85
Warrants outstanding at September 27, 2020	25,862	$16.80	0.7	$—

Warrants exercisable at December 29, 2019	64,482	$13.84	0.8	$473
Warrants exercisable at September 27, 2020	25,862	$16.80	0.7	$—

There were no nonvested warrants outstanding at September 27, 2020 and December 29, 2019.

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

NOTE 12 - TEAM MEMBER BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent’s compensation. The Company contributed $0.3 million and $0.3 million to the 401(k) Plan for the thirteen week periods ended September 27, 2020 and September 29, 2019. The Company contributed $1.0 million and $0.9 million to the 401(k) Plan for the thirty-nine week periods ended September 27, 2020 and September 29, 2019.

NOTE 13 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 36 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent. The Professional segment provides skilled field talent on a nationwide basis for IT and finance, accounting, legal and human resource client partner projects. Our Professional segment operates through various divisions including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, and EdgeRock Technology Partners. The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce in 7 states. Our Light Industrial segment operates through our InStaff division.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue:
Real Estate	$19,156,485	$29,470,693	$50,964,763	$73,043,258
Professional	34,041,738	31,506,017	107,035,087	93,421,017
Light Industrial	18,320,468	18,387,596	50,192,604	55,533,988
Total	$71,518,691	$79,364,306	$208,192,454	$221,998,263

Depreciation:
Real Estate	$54,549	$50,957	$163,685	$140,490
Professional	100,727	82,201	309,467	251,152
Light Industrial	22,733	23,663	74,887	73,673
Home office	28,712	47,452	105,160	142,804
Total	$206,721	$204,273	$653,199	$608,119

Amortization:
Professional	$1,004,964	$986,274	$3,353,128	$3,005,618
Home office	59,266	6,206	123,288	18,763
Total	$1,064,230	$992,480	$3,476,416	$3,024,381

Operating income:
Real Estate	$3,346,316	$5,523,769	$7,159,432	$12,464,689
Professional	1,793,937	2,144,549	(2,007,213)	6,190,331
Light Industrial	1,272,796	1,174,142	3,240,347	3,514,758
Home office - selling	(186,549)	(131,389)	(426,359)	(399,370)
Home office - general and administrative	(2,654,534)	(2,233,959)	(7,821,611)	(6,285,830)
Home office - gain on contingent consideration	76,102	—	76,102	—
Total	$3,648,068	$6,477,112	$220,698	$15,484,578

Capital expenditures:
Real Estate	$25,000	$204,442	$68,273	$244,321
Professional	28,693	77,809	102,591	474,668
Light Industrial	9,519	76,103	12,720	83,734
Home office	—	501,910	1,776,595	731,293
Total	$63,212	$860,264	$1,960,179	$1,534,016

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 27, 2020	December 29, 2019
Total Assets:
Real Estate	$15,052,163	$16,785,163
Professional	83,800,034	72,623,242
Light Industrial	15,733,645	15,223,581
Home office	14,515,839	10,954,058
Total	$129,101,681	$115,586,044

NOTE 14 - SUBSEQUENT EVENTS

Dividend

On November 4, 2020, the Company's board of directors declared a cash dividend in the amount of $0.10 per share of common stock to be paid on November 23, 2020 to all shareholders of record as of the close of business on November 16, 2020.

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

Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, and substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC in October 2015, Zycron, Inc. in April 2017, Smart Resources, Inc. and Accountable Search, LLC in September 2017, and LJK in December 2019, and 100% of the equity of EdgeRock in February 2020. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide services to client partners primarily within the United States of America. We now operate through 91 branch offices and 12 on-site locations located across 46 states and D.C.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 36 states, via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

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

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate staffing services typically increase in the second and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial staffing services typically increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall demand can be affected by adverse weather conditions in the winter months as well as fluctuations in client partner demand. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes. Normal seasonal demand has been significantly affected by COVID-19.
Impact of COVID-19

We continue to observe the impact of the COVID-19 outbreak on our consolidated operating results, our candidate and field talent supply chain, and our client partners demand in all segments. We expect that the social distancing measures, the changing operational status of our client partners, production levels at client partners facilities, and general business uncertainty will continue to effect demand in all our segments.

During this uncertain time, our critical priorities are the health and safety of our team members, field talent, candidates and client partners. Starting in March 2020, we took several cost containment and liquidity actions, which we do not believe have materially adversely impacted our internal controls, financial reporting systems or our operations.

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our services and workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our services or workforce solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect our business, results of operations, and financial condition to continue to be negatively affected.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(dollars in thousands)
Revenues	$71,519	$79,364	$208,192	$221,998
Cost of services	51,807	57,188	151,299	160,520
Gross profit	19,712	22,176	56,893	61,478
Selling, general and administrative expenses	14,869	14,502	45,379	42,360
Gain on contingent consideration	(76)	—	(76)	—
Impairment losses	—	—	7,240	—
Depreciation and amortization	1,271	1,197	4,130	3,633
Operating income	3,648	6,477	220	15,485
Loss on extinguishment of debt	—	541	—	541
Interest expense, net	360	395	1,245	1,245
Income (Loss) before income tax	3,288	5,541	(1,025)	13,699
Income tax expense (benefit)	723	1,334	(260)	3,194
Net income (loss)	$2,566	$4,207	$(765)	$10,505

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	72.4%	72.1%	72.7%	72.3%
Gross profit	27.6%	27.9%	27.3%	27.7%
Selling, general and administrative expenses	20.8%	18.3%	21.8%	19.1%
Gain on contingent consideration	(0.1)%	—%	—%	—%
Impairment losses	—%	—%	3.5%	—%
Depreciation and amortization	1.8%	1.5%	2.0%	1.6%
Operating income	5.1%	8.2%	0.1%	7.0%
Loss on extinguishment of debt	—%	0.7%	—%	0.2%
Interest expense, net	0.5%	0.5%	0.6%	0.6%
Income (Loss) before income tax	4.6%	7.0%	(0.5)%	6.2%
Income tax expense (benefit)	1.0%	1.7%	(0.1)%	1.4%
Net income (loss)	3.6%	5.3%	(0.4)%	4.7%

Thirteen Week Fiscal Period Ended September 27, 2020 (“Fiscal 2020”) Compared with Thirteen Week Fiscal Period Ended September 29, 2019 (“Fiscal 2019”)

Revenues:	Thirteen Weeks Ended
	September 27, 2020		September 29, 2019
	(dollars in thousands)
Revenues by segment:
Real Estate	$19,156	26.8%	$29,470	37.1%
Professional	34,042	47.6%	31,506	39.7%
Light Industrial	18,321	25.6%	18,388	23.2%
Total Revenues	$71,519	100.0%	$79,364	100.0%

Real Estate Revenues: Real Estate revenues decreased approximately $10.3 million (35.0%), due to the effects of the COVID-19 pandemic. The decrease was due to a 37.7% decrease in billed hours, which was offset by a 4.2% increase in average bill rate. Revenue from new offices was $0.4 million.

Professional Revenues: Professional revenues increased approximately $2.5 million (8.0%), primarily from LJK and EdgeRock acquisitions, which contributed $9.5 million of new revenues. The remaining professional group decreased $7.0 million, due to the effects of the COVID-19 pandemic. The overall increase was due to a 12.6% increase in average bill rate, and $0.3 million of an increase in permanent placements, which were offset by a 1.6% decrease in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $0.1 million (0.4%), due to the effects of the COVID-19 pandemic. The overall revenue decrease was affected by a 7.3% decrease in billed hours, which was offset by an 7.5% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 27, 2020		September 29, 2019
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$7,145	36.3%	$11,265	50.8%
Professional	9,978	50.6%	8,264	37.3%
Light Industrial	2,589	13.1%	2,647	11.9%
Total Gross Profit	$19,712	100.0%	$22,176	100.0%

	Thirteen Weeks Ended
	September 27, 2020	September 29, 2019
Gross Profit Percentage by segment:
Real Estate	37.3%	38.2%
Professional	29.3%	26.2%
Light Industrial	14.1%	14.4%
Company Gross Profit	27.6%	27.9%

Overall, our gross profit decreased approximately $2.4 million (11.1%). As a percentage of revenue, gross profit has decreased to 27.6% from 27.9% due to decline in our Real Estate segment from COVID-19 pandemic.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit decreased approximately $4.2 million (36.6%) in line with decreased revenue, which was offset by a 1.9% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.7 million (20.7%) consistent with the increase in revenue, primarily from LJK and EdgeRock acquisitions, which contributed $3.2 million of gross profit. The overall increase in gross profit was affected by a 15.3% increase in average spread.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.1 million (2.2%) in line with decreased revenue which was offset by a 7.8% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $0.4 million (2.5%), primarily related from LJK and EdgeRock acquisitions, which contributed $2.4 million of new expense that was offset by reduced compensation costs from the decline in gross profit and by many of our actions taken starting in March related to the COVID-19 pandemic to reduce actual and planned operating costs as detailed in the following table.

	Thirteen Weeks Ended
	September 27, 2020		September 29, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$11,313	16%	$10,584	13%	$729	7%
Advertising and recruitment	377	1%	466	1%	(89)	(19)%
Occupancy and office operations	939	1%	1,039	1%	(100)	(10)%
Client engagement	28	—%	351	—%	(323)	(92)%
Software	665	1%	457	1%	209	46%
Professional fees	208	—%	315	—%	(107)	(34)%
Public company related costs	180	—%	180	—%	—	—%
Bad debt	54	—%	35	—%	19	54%
Share-based compensation	245	—%	244	—%	1	—%
Transaction fees	15	—%	37	—%	(22)	(59)%
IT roadmap	401	1%	341	—%	60	—%
Other	444	1%	453	1%	(10)	(2)%
	$14,869	21%	$14,502	18%	$367	3%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (6.2%). The increase in depreciation and amortization is primarily due to the Professional segment with increases related to the 2019 LJK and 2020 EdgeRock acquisitions that are offset by decreases related to the 2015 D&W Talent and 2017 Smart Resources acquisitions.

 Interest Expense, net: Interest expense, net was lower primarily due to the decrease in the bank unused fee, and net decrease in interest on our revolving credit facility and term loan, which was offset by the increase in amortization of contingent consideration discounts related to the 2019 LJK acquisition.

Income Tax Expense (Benefit): Income tax expense (benefit) decreased approximately $0.6 million (45.8%) primarily due to lower pre-tax 2020 income, and the Work Opportunity Tax Credit which resulted in a lower 2020 effective rate.

Thirty-nine Week Fiscal Period Ended September 27, 2020 (“Fiscal 2020”) Compared with Thirty-nine Week Fiscal Period Ended September 29, 2019 (“Fiscal 2019”)

Revenues:	Thirty-nine Weeks Ended
	September 27, 2020		September 29, 2019
	(dollars in thousands)
Revenues by segment:
Real Estate	$50,965	24.5%	$73,043	32.9%
Professional	107,035	51.4%	93,421	42.1%
Light Industrial	50,192	24.1%	55,534	25.0%
Total Revenues	$208,192	100.0%	$221,998	100.0%

Real Estate Revenues: Real Estate revenues decreased approximately $22.0 million (30.2%) due to the effects of COVID-19 pandemic. The decrease was due to a 33.1% decrease in billed hours, which was offset by a 4.0% increase in average bill rate. Revenue from new offices was $0.7 million.

Professional Revenues: Professional revenues increased approximately $13.6 million (14.6%), primarily from LJK and EdgeRock acquisitions, which contributed $26.2 million of new revenues. The remaining professional group decreased $12.6 million. The overall increase was due to an increase of 18.9% in average bill rate, which was offset by a 3.8% decrease in billed hours.

Light Industrial Revenues: Light Industrial revenues decreased approximately $5.3 million (9.6%), due to the effects of the COVID-19 pandemic. The decrease was effected by a 15.2% decrease in billed hours that was offset by a 6.5% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 27, 2020		September 29, 2019
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$19,220	33.8%	$28,038	45.6%
Professional	30,506	53.6%	25,334	41.2%
Light Industrial	7,167	12.6%	8,106	13.2%
Total Gross Profit	$56,893	100.0%	$61,478	100.0%

	Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019
Gross Profit Percentage by segment:
Real Estate	37.7%	38.4%
Professional	28.5%	27.1%
Light Industrial	14.3%	14.6%
Company Gross Profit	27.3%	27.7%

Overall, our gross profit decreased approximately $4.6 million (7.5%). As a percentage of revenue, gross profit has decreased to 27.3% from 27.7% primarily due to lower gross profits across our Real Estate segment.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit decreased approximately $8.8 million (31.5%) consistent with the decrease in revenue which was offset by a 2.3% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $5.1 million (20.4%) consistent with the increase in revenue, primarily from LJK and EdgeRock acquisitions, which contributed $8.6 million of gross profit. The overall increase in gross profit was affected by 19.2% increase in average spread.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.9 million (11.6%) consistent with the decrease in revenue, which was offset by a 5.2% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $3.0 million (7.1%), primarily from LJK and EdgeRock acquisitions, which contributed $7.0 million of new expense, and additional IT roadmap and transaction fees. These increases were offset by reduced compensation costs from the decline in gross profit and by many of our actions taken starting in March related to the COVID-19 pandemic to reduce actual and planned operating costs as detailed in the following table.

	Thirty-nine Weeks Ended
	September 27, 2020		September 29, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$34,184	16%	$31,517	14%	$2,667	8%
Advertising and recruitment	1,214	1%	1,527	1%	(313)	(20)%
Occupancy and office operations	3,051	1%	2,996	1%	55	2%
Client engagement	328	—%	1,123	1%	(795)	(71)%
Software	1,705	1%	1,475	1%	229	16%
Professional fees	881	—%	1,029	—%	(148)	(14)%
Public company related costs	443	—%	533	—%	(90)	(17)%
Bad debt	154	—%	6	—%	148	2,467%
Share-based compensation	631	—%	751	—%	(120)	(16)%
Transaction fees	605	—%	94	—%	511	544%
IT roadmap	1,292	1%	369	—%	923	250%
Workers' compensation loss retention return	(464)	—%	(348)	—%	(117)	34%
Other	1,358	1%	1,289	1%	69	5%
	$45,379	22%	$42,360	19%	$3,019	7%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.5 million (13.7%). The increase in depreciation and amortization is primarily due to the Professional segment with increases related to the 2019 LJK and 2020 EdgeRock acquisitions that are offset by decreases related to the 2015 D&W Talent and 2017 Smart Resources acquisitions.

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

Interest Expense, net: Interest expense, net was flat due to the increased borrowings under our credit agreement and decrease in interest income from our workers' compensation loss retention program that were offset by decreases in the deferred financing fees and unused fee.

Income Tax Expense (Benefit): Income tax expense (benefit) decreased approximately $3.5 million (108.1%) primarily due to lower pre-tax 2020 income and intangible impairment losses, which were partially offset by non-deductible fees related to the 2020 EdgeRock transaction.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Trailing Twelve Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020
	(dollars in thousands)
Net income (loss)	$2,566	$4,207	$(765)	$10,505	$1,977
Interest expense, net	360	395	1,245	1,245	1,569
Income tax expense (benefit)	723	1,334	(260)	3,194	851
Loss on extinguishment of debt	—	541	—	541	—
Operating income	3,649	6,477	220	15,485	4,397
Depreciation and amortization	1,271	1,197	4,130	3,633	5,318
Impairment losses	—	—	7,240	—	7,240
Contingent consideration adjustment	(76)	—	(76)	—	(76)
Share-based compensation	245	244	631	751	833
Transaction fees	15	37	605	94	945
IT roadmap	401	341	1,292	369	1,643
Adjusted EBITDA	$5,505	$8,296	$14,042	$20,332	$20,300

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

A summary of our operating, investing and financing activities are shown in the following table:

	Thirty-nine Weeks Ended
	September 27, 2020	September 29, 2019
	(dollars in thousands)
Net cash provided by operating activities	$18,288	$13,965
Net cash used in investing activities	(23,618)	(1,534)
Net cash provided by (used in) financing activities	5,330	(12,431)
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, intangible impairment losses, interest expense on contingent consideration payable, gain on contingent consideration, loss on extinguishment of debt, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued payroll and expenses, and other current and long-term liabilities.

During Fiscal 2020, net cash provided by operating activities was $18.3 million, an increase of $4.3 million compared with $14.0 million for Fiscal 2019. This increase is primarily attributable to intangible impairment losses, payments on accounts receivable, additional other long-term liabilities, and increase in prepaid expenses and other current assets, which were offset by reduced deferred income taxes, payments on accrued payroll, and lower other current liabilities.

 Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2020, we paid $21.7 million in connection with the EdgeRock acquisition and we made capital expenditures of $2.0 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2019, we made capital expenditures of $1.5 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends and contingent consideration paid.

For Fiscal 2020, we borrowed $22.5 million on the Term Loan, described below, to fund the EdgeRock acquisition, we reduced $12.3 million on our Revolving Facility, paid $4.1 million in cash dividends on our common stock, and paid down $0.7 million on long-term debt. For Fiscal 2019, we paid down $10.1 million in principal payments on our term loan, we paid $9.2 million in cash dividends on our common stock, we borrowed on our revolving line of credit by $9.9 million, and we paid $2.7 million of contingent consideration related to the Zycron acquisition.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO, as administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal paid quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

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

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of September 27, 2020, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 27, 2020. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures were not effective, at a reasonable assurance level, because of a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

As previously reported, management had identified a deficiency in our internal control over financial reporting, which was related to the quantitative assessment of impairment of goodwill and intangible assets. Our management had concluded that we do not maintain effective controls related to the technical aspects of GAAP for testing goodwill and other intangible assets for impairment. Management had determined that the aggregate impact of this deficiency resulted in a material weakness. The material weakness did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Steps to Address the Material Weakness

Since identifying the material weakness related to our process of impairment assessment of goodwill and intangible assets, we have taken steps to strengthen the control function related to the financial closing process. These steps included retaining external expert resources, enhancing the design of certain management review controls and providing training regarding internal control processes. We will continue to enhance controls to ensure the financial closing process is effectively implemented. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Changes in Internal Controls Over Financial Reporting

Other than as described above, for the fiscal quarter ended September 27, 2020, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our services and workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our services or workforce solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect our business, results of operations, and financial condition to continue to be negatively affected.

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

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
3.2	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013).
10.1	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant's Current Report on Form 8-K filed on February 4, 2014)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from BG Staffing's Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

Date: November 5, 2020