Form 10-K
period 2020-12-27
BGSF, INC.
filed 2021-03-11
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 001-36704
BGSF, INC.
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 26, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $102,640,958 (based on the closing sale price of the Registrant's common stock on June 26, 2020 as reported on the NYSE).

As of March 11, 2021, there were 10,335,971 shares of the Registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to our future financial or operating performance, future plans and objectives, competitive positioning, requirements for additional capital, government regulation of operations and the timing and possible outcome of litigation and regulatory matters. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including statements that address activities, events or developments that we, or our subsidiaries, expect or anticipate may occur in the future, are forward-looking statements. Often, but not always, forward-looking statements can be identified by use of forward-looking words such as “aim,” “potential,” “may,” “could,” “can,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” “predict,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations. Forward-looking statements are based on certain assumptions and analyses made by us, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Readers are cautioned not to put undue reliance on such forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and known and unknown risks, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among other things, general business, economic, competitive, political and social uncertainties, the actual results of current operations, industry conditions, intellectual property and other proprietary rights, liabilities inherent in our industry, the novel coronavirus pandemic (COVID-19) or other pandemics, accidents, labor disputes, delays in obtaining regulatory approvals or financing and general market factors, including interest rates, equity markets, business competition, changes in government regulations. Additional risks and uncertainties include, but are not limited to, those listed under “Item 1A. Risk Factors.”

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

Part I
ITEM 1. BUSINESS.

Overview and History

BGSF, Inc. (“BGSF,” “we,” or the “Company”) is a leading national provider of workforce solutions that operates, along with its wholly owned subsidiaries, primarily within the U.S. in three industry segments: Real Estate, Professional, and Light Industrial. We provide field talent to a variety of client partners that are seeking to match their workforce requirements to their business needs. Our client partners operate across a diverse set of industries.

We employ a diverse operating model, both from a skill set and a geographic standpoint, which we believe mitigates downside revenue risk.

Our workforce solutions consist of on-demand or short-term assignments, consulting services, and on-site management administration. Short-term workforce solutions assist employers in dealing with field talent demands caused by such factors as seasonality, fluctuations in client partner demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent field talent. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term workforce solutions allows companies to utilize a contingent approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

Our consulting workforce solutions place field talent with client partners for extended time-periods or for an indefinite time period. This type of arrangement may involve outsourcing an entire department in a large corporation or providing the workforce for a large project.

In an on-site management arrangement, we place an experienced manager on-site at a client partner’s place of business. The manager is responsible for conducting all recruiting, candidate screening, interviewing, drug testing, hiring and placement for field talent at the client partner’s facility for a long-term or indefinite period.

Management believes that these solutions and the field talent performing these workforce solutions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.

BGSF, Inc. is the successor by conversion to LTN Staffing, LLC, a Delaware limited liability company that was formed on August 27, 2007. In 2011, we began doing business as BG Staffing. LTN Staffing, LLC converted into a Delaware corporation, BG Staffing, Inc., following the merger of LTN Acquisition, LLC (the former parent of LTN Staffing, LLC) with and into LTN Staffing, LLC. The conversion was completed on November 3, 2013. In 2021, we changed our name to BGSF, Inc.

We commenced operations on October 17, 2007 and since 2009 have began an on-going growth and diversification initiative. Since 2010, we have acquired twelve businesses:

•In June 2010, we purchased the interests of BG Personnel Services, LP and BG Personnel, LP, and purchased the common stock of B G Staff Services, Inc. Shortly after the purchase, we relocated our home office to Dallas, Texas. We operate under the BG Multifamily and BG Talent trade names.

•In December 2010, we purchased substantially all of the assets and assumed certain liabilities of JNA Staffing Inc., which specialized in providing light industrial workforce solutions within the State of Wisconsin. These operations were rolled into our existing operations in Milwaukee, Wisconsin.

•In December 2011, we purchased substantially all of the assets and assumed certain liabilities of Extrinsic, LLC, which specialized in providing information technology (“IT”) workforce solutions to client partners within the U.S. We continue to operate under the Extrinsic trade name.

•In December 2012, we acquired substantially all of the assets and assumed certain liabilities of American Partners, Inc., which specialized in providing IT workforce solutions to client partners within the U.S. We continue to operate under the American Partners trade name.

•In June 2013, we acquired substantially all of the assets and assumed certain liabilities of InStaff Holding Corporation and InStaff Personnel, LLC, a wholly owned subsidiary of InStaff Holding Corporation (collectively, “InStaff”). This acquisition has allowed us to strengthen and expand our operations in our Light Industrial segment. We continue to operate under the InStaff trade name.

•In March 2015, we acquired substantially all of the assets and assumed certain liabilities of D&W Talent, LLC (“D&W”), which specialized in providing part-time and full-time workforce solutions of accounting and finance personnel and secretarial and administrative personnel to client partners in Texas and Louisiana. We continue to operate under the Donovan & Watkins trade name.

•In October 2015, we acquired substantially all of the assets and assumed certain liabilities of Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC (collectively, “VTS”), which provided IT workforce solutions and project management workforce solutions. We continue to operate under the Vision Technology Services trade name.

•In April 2017, we acquired substantially all of the assets and assumed certain liabilities of Zycron, Inc. (“Zycron”), which provided IT workforce solutions and project management workforce solutions. We continue to operate under the Zycron trade name.

•In September 2017, we acquired substantially all of the assets and assumed certain liabilities of Smart Resources Inc. and Accountable Search, LLC (collectively, “Smart”), which specialized in providing part-time and full-time workforce solutions of accounting and finance personnel and secretarial and administrative personnel to client partners in Chicago market. We continue to operate under the Accountable Search and Smart Resources trade names.

•In December 2019, we acquired substantially all of the assets and assumed certain liabilities of L.J. Kushner & Associates, L.L.C. (“LJK”), which provided cybersecurity retained search workforce solutions specializing in recruiting high and mid-level IT security professionals. We continue to operate under the L.J. Kushner & Associates trade name.

•In February 2020, we acquired 100% of the equity of EdgeRock Technology Holdings, Inc. (“EdgeRock”), which provides specialized IT consultants and focuses on the sourcing and placement of technology professionals specialized in leading software and data ecosystems. We continue to operate under the EdgeRock Technology Partners trade name.

•In February 2021, we acquired substantially all of the assets and assumed certain liabilities of Momentum Solutionz LLC (the “Momentum Solutionz”), which provided IT consulting and managed workforce solutions for organizations utilizing ERP systems. We continue to operate under the Momentum Solutionz trade name.

We now operate across 46 states and D.C., as well as 13 on-site locations. We do not currently have any foreign operations.

Our Industry

The workforce solution industry supplies field talent to client partners helping them minimize the cost and effort of workforce planning. These workforce solutions also enable the client partner to rapidly respond to changes in business conditions, and in some cases to convert fixed labor costs to variable costs. Workforce solution companies act as intermediaries in matching available field talent to client partner assignments. The demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs and respond to changing market conditions.

The workforce solution market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing workforce solutions has increased due to low barriers to entry. During recessionary periods, the number of companies has decreased through consolidation, bankruptcies, or other events. The workforce solution industry is experiencing increased demand in relation to total job growth as client partners have placed a greater priority on maintaining a more flexible workforce.

The workforce solution industry is large and highly fragmented with approximately 25,000 competing companies, while only 175 firms exceeded $100 million in annual revenues in 2019 according to Staffing Industry Analysts (“SIA”). In September 2020, SIA estimated the 2021 U.S. temporary service market will be an estimated $141.5 billion, which is up from an estimated $126.9 billion in 2020 due to COVID-19. Workforce solution providers compete both to recruit and retain a supply of field talent and to attract and retain client partners to use these workers. Client partner demand for workforce solutions is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The workforce solution industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

Our Operations

We have diversified our operations to provide field talent within distinct segments of the industry. We refer to these segments as Real Estate, Professional, and Light Industrial.

We operate separate profit centers within each segment and provide managers considerable operational autonomy and financial incentives. Managers focus on business opportunities within their markets and are provided centralized support to achieve success in those markets. We believe this structure allows us to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and team members to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, and quality standards.

Our Segments

Our operations are organized into three business segments: Real Estate, Professional, and Light Industrial.

Real Estate Segment

Our Real Estate segment is a leading provider of office and maintenance field talent to various apartment communities and commercial buildings. We currently operate in 36 states and D.C. The Real Estate division utilizes Virtual Talent Acquisition Center (“TAC”) with team members located in various locations throughout the United States. All open positions nationally are recruited from this TAC. The field talent we assign to our Real Estate client partners are our field employees, although our client partners provide on-the-job direction, control and supervision.

Professional Segment

Our Professional segment provides highly skilled IT professionals with expertise in SAP, Workday, Peoplesoft, Hyperion, Oracle, One Stream, cyber, project management and other IT workforce solutions to client partners on a national basis. Additionally, we provide finance, accounting, legal, human resource and related support personnel. Our client partners include large Fortune 500 companies, medium and small companies, as well as consulting firms engaged in systems integration projects. We operate our professional segment remotely and from our offices in Arizona, Florida, Illinois, Maryland, Massachusetts, New Jersey, North Carolina, Rhode Island, Tennessee, and Texas.

Light Industrial Segment

Our Light Industrial segment provides field talent to manufacturing, distribution, logistics and call center client partners needing a flexible workforce. We currently have 11 branch offices and 13 on-site locations operating in 7 states. Our Light Industrial segment field talent perform workforce solutions in a variety of skilled and unskilled positions. The field talent we assign to our Light Industrial client partners are our field talent, although our client partners provide on-the-job direction, control and supervision.

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

Our Client Partners

We currently provide workforce solutions to small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the industry, our engagements to provide workforce solutions to our client partners are generally of a non-exclusive, short-term nature and subject to termination by the client partner with little or no notice. No client partner accounted for more than 10% of our revenues in 2020, 2019, or 2018.

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

We market our workforce solutions to client partners and field talent candidates via both national and local advertising activities. A significant portion of our total marketing efforts comes from direct marketing via telephone solicitation. Promotions consists of digital display, search engine marketing, social media, trade publications, job boards and events. As well, reputation management is a promotional utility that serves as the first impression; interactions on reviews, comments, posts, direct messages, etc. give our followers a cursory notion of our values and business practices. We market our hiring and career management advice through all digital platforms (websites, social media, and blogs) and have expanded our use of job boards and aggregators in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software partners. We actively seek endorsements and affiliations with professional organizations in the accounting and finance, technology, apartment community, commercial building, creative and marketing fields. To enhance public recognition of us and our workforce solutions, we conduct public relations activities and team members and field talent are encouraged to be active in civic organizations and industry trade groups in their local communities.

Growth Strategy
We are committed to growing our operations. Revenues have grown from $35 million in 2009 to $277.9 million in 2020, by using a growth strategy reliant upon both acquisitions and organic growth.

We will continue to evaluate acquisition opportunities utilizing our proven approach to the assessment, valuation, and integration of acquisitions. Additionally, we are committed to continue to grow our operations in our current markets, as well as expand into new markets within the segments and industries that we currently serve.

We are organized to handle many of the administrative functions at our home office location so that our segment operations can focus on business development and the effective recruiting and assignment of field talent.

We continue to invest in technology and process improvements, as necessary, to ensure that we are operating at optimal productivity and performance. In April 2019, our board of directors authorized $10.0 million over a three year period to enhance our technology infrastructure, which is our “IT roadmap.” We have organized our top information technology goals and success criteria into six workstreams designed to align similar technologies, project predecessors and business stakeholders that will guide the roadmap for delivery prioritization. These workstreams include front office, middle office, back office, modern workplace, IT infrastructure and project management. To date we have spent $6.8 million of which $2.3 million is in our selling and administrative expense and we have been able to complete 14 projects across all of the workstreams. There are currently 7 active projects, with several starting in 2021.

Competition

The workforce solutions market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and specialized workforce solution companies. Some of our competitors have significantly more marketing and financial resources than we do. Price competition in the industry is intense. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

The principal competitive factors in attracting qualified candidates for assignments are pay rates, availability of assignments, duration of assignments and responsiveness to requests for placement. We believe that many potential candidates seeking assignments through us may also be pursuing assignments through other means. Therefore, the speed at which we place prospective field talent and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified field talent. In addition to having high quality field talent to assign in a timely manner, the principal competitive factors in obtaining and retaining client partners in the workforce solution industry are properly assessing the client partners’ specific job requirements, the appropriateness of the field talent assigned to the client partner, the price of services and the monitoring of client partner satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

Seasonality and Other Fluctuations

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate workforce solutions increase in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial workforce solutions increases during the third quarter of the year and peaks in the fourth quarter due to increase in the demand for holiday help. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

The industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Client partners tend to use contingent workforce solutions to supplement their existing workforce and generally hire direct workers when long-term demand is expected to increase. As a consequence, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues can also decrease quickly when the economy begins to weaken. Historically, demand for permanent placement workforce solutions is even more sensitive to economic and labor market conditions than demand for workforce and consultant solutions and this is expected to continue.

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results.

Human Capital

We are a workforce solutions company dedicated to connecting people to work in ways that enrich their lives. At BGSF, we define our purpose by championing the future of people, transforming lives, and positively impacting entire communities. We are more than a transactional business. Our focus is on the big picture. We believe we can be a powerful force for good by connecting people to opportunities that enrich their lives and support their personal and professional development. Embedded in our character is the positive energy we embrace that drives a happy work environment, that shapes a happy home, which cascades into happier communities. We believe small actions can turn into big impacts, creating a ripple that becomes a wave powerful enough to change the world around us. This is what we call The BG Ripple Effect. In order to compete and succeed in our highly competitive and rapidly evolving markets, it is crucial that we attract and retain experienced internal team members, as well as talent to work for our client partners. As part of these efforts, we strive to offer competitive total rewards programs, foster an inclusive and diverse environment, and give team members the opportunity to give back to their communities and make a social impact.

First and foremost, the success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our team members and talent. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our team members and talent, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our internal team members work from home, while implementing additional safety measures for team members and talent continuing critical on-site work.

Team Members

As of January 15, 2021, we employed approximately 400 team members working remotely or in our various market locations in the United States.

Field Talent

In addition to our team members, BGSF matches talent with our client partners. In 2020, we placed approximately 21,500 individuals in positions with our client partners. In significantly all of these instances, we remain the employer of record for substantially all of our talent working at our client partner locations. This means that we retain responsibility for all assignments, wages, benefits, workers’ compensation insurance, and the employers’ share of applicable payroll taxes as well as the administration of the team members' share of these taxes. We also offer our talent access to competitive health and benefit programs while they are working with us.

Compensation and Benefits

BGSF is committed to providing competitive, equitable and fiscally responsible total rewards programs to our team members. Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide team members with competitive compensation opportunities, with pay for performance opportunities that include a mix of base salary, commissions, short-term incentives and, in the case of our more senior team members, long-term equity awards. We believe that our programs provide fair and competitive opportunities that align team member and shareholder interests. In addition to cash and equity compensation, we also offer team members competitive benefits such as life and health (medical, dental and vision) insurance, paid time off including volunteer time off, wellness benefits, education/tuition reimbursement, a defined contribution retirement plan and in 2021 will offer an Employee Stock Purchase Plan.

Diversity, Equity, and Inclusion

We are committed to fostering an inclusive and diverse workforce. Our responsibility commitment is overseen by executive leadership, along with board-level oversight led by our Nominating and Governance Committee. In September 2020, we formed a diversity, equity and inclusion council called Voices Inspiring Inclusion, Belonging, and Equity (“VIIBE”), which now comprises more than 45 team members and represents broad perspectives across our organization. VIIBE is chaired by our new Director of Diversity, Development and Learning appointment made in February 2021. Later in the year, we expect to form team member resource groups to foster an environment of belonging and support team members’ efforts to maximize their potential. The essential work of VIIBE has already begun with the development of foundational pillars of excellence that promote this philosophy. We are focused on how we source, recruit, develop, appreciate, and leverage perspectives and experiences of underrepresented talent. This focus will extend to our collaboration with client partners, selection of vendor partners, engagement in our communities and prioritization of overall work-life harmony. Our commitment to diversity, equity and inclusion does not sit with a singular individual, but with every employee at BGSF. BGSF leaders will be provided additional inclusive-leadership growth opportunities, understanding the importance of mitigating biases, as we shape our future talent pool selections, onboard new talent, and support future career trajectories.

On November 27, 2020, we employed approximately 5,000 people, of which 8% were internal team members and 92% were field talent supporting our client partners across the country.

•Women represented 39% of all employees, and underrepresented minorities (“URMs”, defined as those who identify as Black/African American, Hispanic/Latinx, Native American/Alaska Native, Asian, Native Hawaiian/Pacific Islander and/or two or more races) represented 72% of our all of our reporting employees (13% of employees in contingent roles chose not to disclose this information);

•Women represented 62% of our internal team members and 56% of internal team members in managerial and leadership roles; and

•URMs represent 36% of our internal team members and 21% of internal team members in managerial and leadership roles identified as URMs.

Our focus is to ensure BGSF is cultivating equality and equity, while recognizing and celebrating our differences at work, in our homes, and out in the communities.

Community Involvement

We consider sustainability to be a guiding principle in strengthening the relationship with our workforce, vendor partners and client partners. Through our programs and initiatives, we seek to contribute to improving the quality of life of our team members, their families, as well as the communities in which they operate. Designed on the concept of social investment, our approach ensures the creation of future development capacities instead of aiding on isolated occasions. Supporting our communities has always been an important part of how we uphold our company values. To this end, we support volunteerism through two paid days so team members can serve their charity, cause or not-for-profit organization of choice. For 2020, our team members supported several causes of personal importance, such as Breast Cancer Awareness, Autism, Make-A-Wish Foundation, various domestic violence groups, American Heart Association, Dress for Success, United Way, and Chefs Across America, supporting restaurants and food insecurity during COVID-19. We also launched Philanthropy Cloud to fully empower team member-driven giving by accessing a global network of opportunities to donate, volunteer and advocate for any cause.

Team Engagement

As part of the BGSF initiative to provide its team members with feedback opportunities, in 2020, we conducted several surveys to understand team member needs and support team members both prior to and, more importantly, during the pandemic. The survey results were analyzed and reviewed by our senior leadership. The results of this engagement survey were shared with individual managers, who were then tasked with taking action based on their team members’ confidential feedback (both quantitative and qualitative). By paying close attention to the results both at an aggregate enterprise level as well as at a department/business/workgroup level, we have been able to enhance our culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of team member well-being and modernize our approach to foster a culture of continuous learning and feedback. We are also nearing the rollout of a social recognition platform to align awards and recognition to our BGSF values.

Learning and Development

We emphasize team member development and learning as a priority for the organization. We believe learning and development are key elements to overall retention, engagement, and team member experience strategy. This direction is led by our new Director of Diversity, Development and Learning appointment made in February 2021. Our strategy is designed to empower team members to reach their full potential, and we provide a wide range of development programs, opportunities, and resources needed to be successful. As we move towards the creation of the BGSF University, our goal is to provide a variety of learning channels including instructor-led, facilitated custom workshops, leader-led, cohort and mentorships, self-paced, e-learning and a catalog of vendor-provided courses, videos, resources, and books. We are committed to the organization's overall health and providing career progression by providing individual development, readiness, and transition plans as a part of our talent review and succession planning process.

Intellectual Property

We own or have rights to various copyrights, trademarks, service marks, trade names and domain names used in our business, including, but not limited to, BGSF, BG Staffing, BG Staffing Group, BG Personnel Services, Extrinsic, American Partners, InStaff, BG Temporary Staffing, BG Multifamily, BG Talent, Triance, Donovan & Watkins, D&W Talent, Vision Technology Services, Zycron, Smart Resources, Accountable Search, L.J. Kushner & Associates, EdgeRock, EdgeRock Technology Partners, EdgeRock Technology Partners & Design, Momentum Solutionz, Creative Data Solutions, bgsf.com, bgstaffing.com, bgstaffinggroup.com, bgpersonnel.com, bgpersonnel.net, bgstaffing.net, bgcompanies.net, bgmail.com, ltnstaffing.com, milwaukeetemps.com, milwaukeetmepsinc.com, extrinsicllc.com, extrinsicgroup.com, extrinsicresources.com, jnastaffing.com, therightpeoplerightnow.com, rightpeoplerightnow.com, americanpartnersinc.com, instaff.com, donwat.com, vistechs.com, zycron.com, smartstaffing.com, accountablesearch.com, executiveassistantsearch.com, ljkushner.com, edgerock.com, edgerock.net, edgerockblue.com, edgerockcares.com, edgerockcares.net, edgerockconsultants.com, edgerockit.com, edgerockpartners.com, edgerockperm.com, edgerockred.com, edgerocksearch.com, edgerocksolutions.com, edgerockstaffing.com, edgerocktech.com, edgerocktech.net, edgerocktechnologies.com, etphome.com, joinedgerock.com, myedgerock.com, and momentumsolutionz.com. Our trade names are valuable assets that reinforce the distinctiveness of our brands.

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

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our website address is www.bgsf.com. The information included on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We will make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed or furnished such material to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Corporate Secretary.

ITEM 1A. RISK FACTORS.

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the events or circumstances described below were to occur, our business, the financial condition and the results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations. Past financial performance should not be considered to be a reliable indicator of future financial performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Company and Our Business

We operate in a highly competitive industry with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

The workforce solution market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with approximately 25,000 full-service and specialized workforce solution companies. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

Several of our existing or potential competitors have substantially greater financial, technical and marketing resources than we do, which may enable them to:

•Develop and expand their infrastructure and service offerings more quickly and achieve greater cost savings;
•Invest in new technologies;
•Expand operations into new markets more rapidly;
•Devote greater resources to marketing;
•Compete for acquisitions more effectively and complete acquisitions more easily; and
•Aggressively price products and services and increase benefits in ways that we may not be able to match.

In order to compete effectively in our markets, we must target our potential client partners carefully, continue to improve our efficiencies and the scope and quality of our workforce solutions, and rely on our service quality, innovation, education and program clarity. If our competitive advantages are not compelling or sustainable, then we are unlikely to increase or sustain profits and our stock price could significantly decline.

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

Geographic revenue in excess of 10% of our consolidated revenue in fiscal year 2020 and the related percentage for fiscal years 2019 and 2018 was generated in the following areas:

	2020	2019	2018
Maryland	11%	11%	11%
Massachusetts	14%	1%	2%
Tennessee	14%	15%	14%
Texas	23%	28%	29%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on our financial position and results of future operations.

A downturn of the U.S. or global economy could result in our client partners using fewer workforce solutions or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

Because demand for workforce solutions is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for such workforce solutions typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our brands. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our client partners become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may materially suffer.

Our business depends on a strong reputation and anything that harms our reputation will likely harm our results.

As a provider of workforce solutions, as well as consultant services, our reputation is dependent upon the performance of the field talent we place with our client partners and the services rendered by our consultants. We depend on our reputation and name recognition to secure engagements and to hire qualified field talent and consultants. If our client partners become dissatisfied with the performance of those field talent or consultants or if any of those field talent or consultants engage in or are believed to have engaged in conduct that is harmful to our client partners, our ability to maintain or expand our client base may be significantly harmed. Moreover, use of our copyrights, trademarks, service marks, trade names, domain names, or other intellectual property by third parties, including but not limited to unauthorized use by third parties for criminal purposes or otherwise, even if such use is outside our reasonable control, may significantly harm our reputation or the value of our copyrights, trademarks, service marks, trade names, domain names, or other intellectual property, or subject us to legal proceedings, and therefore have a material adverse effect on our business, results of operations, or financial condition.

 We would be adversely affected by the loss of key personnel.

Our operations and financial success depend significantly on our leadership management team and team members. The loss of any key members of this group could have a material adverse effect on our business, financial condition and results of operations.

We depend on our ability to attract and retain qualified field talent.

We depend on our ability to attract qualified field talent who possess the skills and experience necessary to meet the workforce solution requirements of our client partners. We must continually evaluate our base of available qualified personnel to keep pace with changing client partner needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available. Our success is substantially dependent on our ability to recruit and retain qualified field talent.

Our workforce solution agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of client partners in a short period of time.

Our workforce solution agreements with our client partners are generally cancellable by the client partners with little or no notice to us. As a result, a significant number of our client partners can terminate their agreements with us at any time, making us particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace.

If we are unable to retain existing client partners or attract new client partners, our results of operations could suffer.

Increasing the growth and profitability of our business is particularly dependent upon our ability to retain existing client partners and capture additional client partners. Our ability to do so is dependent upon our ability to provide high quality workforce solutions and offer competitive prices. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new client partners and our existing client partners base could decrease, either or both of which could have a materially adverse impact on our revenues.

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

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $32.1 million and $33.8 million, respectively, at the end of fiscal year 2020. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our results of operations.

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

We generally assume responsibility for and manage the risks associated with our team members and field talent payroll obligations, including liability for payment of salaries and wages (including payroll taxes), as well as group health and retirement benefits. These obligations are fixed, whether or not the client partner makes payments required by our workforce solutions agreement, which exposes us to credit risks. We attempt to mitigate this risk by generally invoicing our client partners weekly and having a high number of client partners who are geographically and industry diverse. We also carefully monitor the timeliness of our client partners’ payments and impose strict credit standards on our client partners. If we fail to successfully manage our credit risk, we may suffer significant losses which would decrease our profitability.

Our business is subject to federal, state and local labor and employment laws and a failure to comply could materially harm our business.

We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. We are subject to the laws and regulations of the jurisdictions within which we operate. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Compliance with these requirements imposes some additional financial risk on us, particularly with respect to those client partners who breach their payment obligation to us. Any inability or failure to comply with government regulation could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could also materially harm our business.

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

Workforce solution providers typically assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:

•discrimination and harassment;
•wrongful termination or denial of employment;
•violations of employment rights related to employment screening or privacy issues;
•classification of field talent;
•assignment of illegal aliens;
•violations of wage and hour requirements;
•retroactive entitlement to field talent benefits;
•errors and omissions by our field talent;
•misuse of client partners proprietary information;
•misappropriation of funds;
•damage to client partners facilities due to negligence of field talent; and
•criminal activity.

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

With operations in many states, we are subject to numerous risks outside of our control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks and other health emergencies, terrorist acts or disruptive political events, or similar disruptions that could materially adversely affect our business and financial performance. Our operations are heavily dependent on the ability of team members, field talent and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential pandemic such as those caused by the avian flu, SARS, Ebola, COVID-19, or even a particularly virulent flu, could decrease demand for our workforce solutions and our ability to offer them. Uncharacteristic or significant weather conditions can affect travel and the ability of businesses to remain open, which could lead to decreased ability to offer our workforce solutions and materially adversely affect our short-term results of operations. Although we cannot predict such events or their consequences, these events could materially adversely affect our stock price, reputation, business and financial condition.

Our business, results of operations, and financial condition have been and may continue to be adversely impacted in material respects by the COVID-19 pandemic, and future adverse impacts could be material and difficult to predict.
Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our workforce solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect our business, results of operations, and financial condition to continue to be negatively affected.

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

Risks Related to Our Information Technology, Cybersecurity and Data Protection

Our results of operations and ability to grow could be materially negatively affected if we cannot successfully keep pace with technological changes impacting the development and implementation of our workforce solutions and the evolving needs of our client partners.

Our success depends on our ability to keep pace with rapid technological changes affecting both the development and implementation of our workforce solutions and the needs of our client partners. Technological advances such as artificial intelligence, machine learning, and automation are impacting industries served by all our lines of business. In addition, our business relies on a variety of technologies, including those that support hiring and tracking, order management, billing, and client data analytics. If we do not sufficiently invest in new technology and industry developments, appropriately implement new technologies, or evolve our business at sufficient speed and scale in response to such developments, or if we do not make the right strategic investments to respond to these developments, our workforce solutions, results of operations, and ability to develop and maintain our business could be negatively affected.

We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, or if our security measures are breached, our client partner and field talent relationships and our ability to attract new client partners may be adversely affected.

Our business could be interrupted by damage to or disruption of our computer, telecommunications equipment, or software systems, some of which are managed by third-party vendors, and we may lose data. Our client partners’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our client partners may be impaired, we may lose client partners, our ability to attract new client partners may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. In addition, our business involves the storage and transmission of field talent or client partners’ proprietary information, and security breaches, computer viruses or Cyber-attacks, including attacks motivated by grievances against the business industry in general or against us in particular, could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, field talent error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client partner data, our reputation may be damaged, we may be subject to government sanctions, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, we could be liable and the market perception of our workforce solutions could be harmed or result in increased costs or loss of revenue. The potential risk of security breaches and cyber-attacks may increase as we introduce new workforce solution offerings.

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
In the absence of an active trading market:
•you may have difficulty buying and selling our common stock at all or at the price you consider reasonable;
•market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

Even if an active market for our common stock continues, of which no assurances can be given, the market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:
•actual or anticipated fluctuations in our quarterly or annual operating results;
•changes in financial or operational estimates or projections;
•duration and impact of the COVID-19 pandemic and efforts to mitigate its spread;
•changes in the economic performance or market valuations of companies similar to ours;
•conditions in markets generally;
•sales of significant amounts of our common stock;
•being in the Russell 2000 Index; and
•general economic or political conditions in the United States or elsewhere.

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

During the quarter ended June 28, 2020, management identified a deficiency in our internal controls over financial reporting, which is related to the quantitative assessment of impairment of goodwill and intangible assets. Management has determined that the aggregate impact of this deficiency resulted in a material weakness. The material weakness did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results.

For a discussion of our internal controls over financial reporting and a description of the identified material weakness, see Part II, Item 9A Controls and Procedures of this Annual Report on Form 10-K.

We cannot be sure we will pay dividends in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

Prior to December 19, 2014, we had not paid cash dividends on our common stock. While we have declared and paid dividends for the prior twenty-five quarterly periods, we are limited in our ability to pay dividends by our credit agreement, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in such certificate of incorporation and bylaws include, among other things, the following:

•a classified board of directors with three-year staggered terms;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•stockholder action can only be taken at a special or regular meeting and not by written consent except in limited circumstances;
•advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;
•removal of directors only for cause;
•allowing only our board of directors to fill vacancies on our board of directors or increase the size of our board of directors; and
•super-majority voting requirements to amend certain provisions of our certificate of incorporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our home office is located at 5850 Granite Parkway, Suite 730, Plano, Texas 75024, and our telephone number is 972-692-2400. We lease our home office, which is approximately 6,200 square feet of space. We now operate across 46 states and D.C., as well as 13 on-site locations. We lease all of our offices, which are located throughout the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we have been threatened with, or named as a defendant in, litigation, administrative claims and lawsuits. We carry insurance to mitigate potential liabilities associated therewith. The principal risks that we insure against, subject to and upon the terms and conditions of our various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employment practices, crime and cyber risk, directors and officer liability, fiduciary liability and fidelity losses. As of the date of this Annual Report on Form 10-K, management believes that the resolution of these matters will not have a material adverse effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph compares, through December 27, 2020, the cumulative total return of the Company’s common stock, a peer group index of certain publicly traded workforce solutions companies, and the Russell 2000. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Periodically, we review companies within our peer group and decide if we need to make any changes. The new peer group index represents the cumulative total return of the Company and the following corporations providing field talent or permanent employment workforce solutions: GEE Group, Mastech Digital, Resources Connection, Inc., and Staffing 360 Solutions. The old peer group index represents: GEE Group, Mastech Digital, RCM Technologies, and Staffing 360 Solutions.

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

Quarter Ended:	High	Low
December 27, 2020	$15.36	$7.41
September 27, 2020	$11.83	$7.88
June 28, 2020	$14.31	$5.69
March 29, 2020	$22.38	$6.01
December 29, 2019	$22.31	$18.00
September 29, 2019	$20.00	$16.00
June 30, 2019	$23.99	$15.91
March 30, 2019	$28.01	$19.25

As of January 15, 2021, the last reported sales price for our common stock was $13.64 per share.
As of January 15, 2021, there were approximately 3,892 holders of record of our common stock.

Dividends

The board of directors has declared or paid the following cash dividends during the fiscal years ended 2020, 2019, and 2018:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
February 1, 2018	February 12, 2018	February 20, 2018	$0.25	$2,189,844
May 10, 2018	May 21, 2018	May 29, 2018	$0.30	2,638,232
July 25, 2018	August 6, 2018	August 13, 2018	$0.30	3,026,709
October 26, 2018	November 5, 2018	November 13, 2018	$0.30	3,067,124
Total				$10,921,909

February 6, 2019	February 19, 2019	February 26, 2019	$0.30	$3,068,847
April 25, 2019	May 6, 2019	May 13, 2019	$0.30	3,068,974
July 31, 2019	August 12, 2019	August 19, 2019	$0.30	3,071,862
October 29, 2019	November 11, 2019	November 18, 2019	$0.30	3,072,659
Total				$12,282,342

January 30, 2020	February 10, 2020	February 18, 2020	$0.30	$3,092,771
May 7, 2020	May 20, 2020	May 27, 2020	$0.05	515,349
August 5, 2020	August 18, 2020	August 25, 2020	$0.05	515,349
November 5, 2020	November 16, 2020	November 23, 2020	$0.10	1,031,679
Total				$5,155,148

On February 3, 2021, the Company's board of directors declared a cash dividend in the amount of $0.10 per share of common stock to be paid on February 26, 2021 to all shareholders of record as of the close of business on February 18, 2021.

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

Equity Compensation Plans

The following equity compensation plan information is provided as of December 27, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
2013 Long-Term Incentive Plan	692,279	$16.63	396,460
2020 Employee Stock Purchase Plan	—	$0.00	250,000
Total	692,279	$16.63	646,460

A description of the equity compensation plan is incorporated by reference to Note 14 in the Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered securities during the fiscal year ended 2020.

Share Repurchases

During 2020, we repurchased 231 shares of the Company's common stock at a cost of $2,132 and a weighted average price of $9.23 upon the vesting of restricted stock to satisfy statutory minimum tax withholding requirements.

Item 6.  Selected Financial Data.

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2020, 2019, and 2018 and the balance sheet data as of December 27, 2020 and December 29, 2019 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2017 and 2016 and the balance sheet data as of December 30, 2018, December 31, 2017, and December 25, 2016 set forth below were derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 27, 2020	December 29, 2019	December 30, 2018	December 31, 2017		December 25, 2016
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$277,891	$294,314	$286,863	$272,600		$253,852
Gross profit	$76,220	$80,681	$76,595	$68,402		$60,073
Selling, general and administrative expenses	$60,558	$56,199	$51,066	$44,576		$37,971
Gain on contingent consideration	$(76)	$—	$(3,775)	$(226)		$(167)
Impairment losses	$7,240	$—	$—	$—		$—
Depreciation and amortization	$4,960	$4,820	$5,044	$6,292		$6,733
Operating income	$3,538	$19,662	$24,260	$17,760		$15,536
Loss on extinguishment of debt	$—	$541	$—	$—		$404
Interest expense, net	$1,584	$1,569	$2,850	$3,253		$3,962
Income before income taxes	$1,954	$17,552	$21,410	$14,507		$11,170
Income tax expense	$513	$4,305	$3,860	$8,659	(1)	$4,288
Net income	$1,441	$13,247	$17,550	$5,848		$6,882

Net Income Per Share:
Net income per share – basic	$0.14	$1.29	$1.83	$0.67		$0.85
Net income per share – diluted	$0.14	$1.28	$1.79	$0.65		$0.82
Weighted average shares outstanding – basic	10,312	10,239	9,577	8,734		8,108
Weighted average shares outstanding – diluted	10,338	10,351	9,808	9,038		8,400

Other Financial Data:
Adjusted EBITDA (2)	$18,689	$26,590	$27,106	$24,737		$22,643
Same Day EBITDA (2)	$18,689	$26,590	$27,106	$24,216		$22,643
Cash dividends declared per common share	$0.50	$1.20	$1.15	$1.00		$1.00

Balance Sheet Data:
Working capital	$25,385	$27,030	$20,555	$16,320	$19,185
Total assets	$130,278	$115,586	$100,269	$104,633	$81,214
Total outstanding borrowings, net	$34,634	$27,494	$20,089	$44,123	$23,618
Total other long-term liabilities	$14,547	$6,303	$622	$2,629	$1,858
Stockholders’ equity	$65,458	$68,457	$65,702	$39,135	$40,488

(1)Includes a $3.3 million re-measurement of the net deferred tax assets as a result of the TCJA.
(2)We present Adjusted EBITDA and Same Day EBITDA (defined below), measures that are not in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”), in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA and Same Day EBITDA are useful performance measures and are used by us to facilitate comparisons of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under accounting principles generally accepted in the United States of America (“GAAP”) can provide alone. Our board and management also use Adjusted EBITDA and Same Day EBITDA as some of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreement are based on EBITDA as defined in the credit agreement.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, impairment losses, transaction fees and other non-capital information technology project (“IT roadmap”) and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Fiscal Years Ended
	December 27, 2020		December 29, 2019	December 30, 2018	December 31, 2017		December 25, 2016
	(dollars in thousands)
Net income	$1,441		$13,247	$17,550	$5,848		$6,882
Interest expense, net	1,584		1,569	2,850	3,253		3,962
Income tax expense	513		4,305	3,860	8,659	(1)	4,288
Loss on extinguishment of debt	—		541	—	—		404
Operating income	3,538		19,662	24,260	17,760		15,536
Depreciation and amortization	4,960		4,820	5,044	6,292		6,733
Gain on contingent consideration	(76)		—	(3,775)	(226)		(167)
Impairment losses	7,240	(2)	—	—	—		—
Share-based compensation	849		953	1,069	447		314
Transaction fees	615		434	508	464		227
IT roadmap	1,563		721	—	—		—
Adjusted EBITDA	18,689		26,590	27,106	24,737		22,643
Same day adjustment	—		—	—	(521)		—
Same day EBITDA	$18,689		$26,590	$27,106	$24,216		$22,643
(1)Includes a $3.3 million re-measurement of the net deferred tax assets as a result of the TCJA.
(2)In the professional segment, we recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss during the thirteen week period ended June 28, 2020.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. See “Forward-Looking Statements” in this Annual Report on Form 10-K. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited consolidated financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-K.

Our historical financial information may not be indicative of our future performance.

Company Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015, VTS in October 2015, Zycron in April 2017, Smart in September 2017, and LJK in December 2019, 100% of the equity of EdgeRock in February 2020, and substantially all of the assets of Momentum Solutionz in February 2021. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide workforce solutions to client partners primarily within the United States of America. We now operate across 46 states and D.C., as well as 13 on-site locations.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 36 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

The Professional segment provides skilled field talent on a nationwide basis for information technology (“IT”) and finance, accounting, legal and human resource client partner projects on a national basis. Our Professional segment operates through various divisions including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, and beginning in 2021, Momentum Solutionz.

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

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our workforce solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect our business, results of operations, and financial condition to continue to be negatively affected.

Real Estate was strongly affected by COVID-19 when client partners immediately stopped non-emergency maintenance, which is our largest revenue source. Additional, during our high volume season, many client partners were forced into a virtual leasing model verses using onsite touring options. With many government actions requiring eviction moratoriums, our client partners’ response was to tighten all expenses.

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

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(dollars in thousands)
Revenues	$277,891	$294,314	$286,863
Cost of services	201,671	213,633	210,268
Gross Profit	76,220	80,681	76,595
Selling, general and administrative expenses	60,558	56,199	51,066
Gain on contingent consideration	(76)	—	(3,775)
Impairment losses	7,240	—	—
Depreciation and amortization	4,960	4,820	5,044
Operating income	3,538	19,662	24,260
Loss on extinguishment of debt	—	541	—
Interest expense, net	1,584	1,569	2,850
Income before income tax	1,954	17,552	21,410
Income tax expense	513	4,305	3,860
Net income	$1,441	$13,247	$17,550

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Revenues	100.0%	100.0%	100.0%
Cost of services	72.6	72.6	73.3
Gross Profit	27.4	27.4	26.7
Selling, general and administrative expenses	21.8	19.1	17.8
Gain on contingent consideration	—	—	(1.3)
Impairment losses	2.6	—	—
Depreciation and amortization	1.8	1.6	1.8
Operating income	1.3	6.7	8.5
Loss on extinguishment of debt	—	0.2	—
Interest expense, net	0.6	0.5	1.0
Income before income tax	0.7	6.0	7.5
Income tax expense	0.2	1.5	1.3
Net income	0.5%	4.5%	6.1%

Fifty-two Week Fiscal Year Ended December 27, 2020 (Fiscal 2020) Compared with Fifty-two Week Fiscal Year Ended December 29, 2019 (Fiscal 2019)

Revenues:

	Fiscal Year Ended
	December 27, 2020		December 29, 2019
	(dollars in thousands)
Revenues by Segment:
Real Estate	$68,756	24.7%	$96,422	32.8%
Professional	138,370	49.8%	123,343	41.9%
Light Industrial	70,765	25.5%	74,549	25.3%
Total Revenues	$277,891	100.0%	$294,314	100.0%

Real Estate Revenues: Real Estate revenues decreased approximately $27.7 million (28.7%) due to the effects of the COVID-19 pandemic discussed above. The decrease was due to a 31.7% decrease in billed hours partially offset by a 4.1% increase in average bill rate. Revenue from new offices was $0.8 million.

Professional Revenues: Professional revenues increased approximately $15.1 million (12.2%), primarily from LJK and EdgeRock acquisitions, which contributed $36.1 million of new revenues. The remaining professional group decreased $21.1 million. Even with the overall increase, billed hours decreased 5.0% offsets by an increase of 17.7% in average bill rate and an increase in permanent placements of $1.2 million.

Light Industrial Revenues: Light Industrial revenues decreased approximately $3.8 million (5.1%) due to the effects of the COVID-19 pandemic. The decrease was due to a 11.8% decrease in billed hours partially offset by a 7.6% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	December 27, 2020		December 29, 2019
	(dollars in thousands)
Gross Profit by Segment:
Real Estate	$25,812	33.9%	$36,928	45.8%
Professional	40,227	52.7%	32,898	40.8%
Light Industrial	10,181	13.4%	10,855	13.4%
Total Gross Profit	$76,220	100.0%	$80,681	100.0%

	Fiscal Year Ended
	December 27, 2020	December 29, 2019
Gross Profit Percentage by Segment:
Real Estate	37.5%	38.3%
Professional	29.1%	26.7%
Light Industrial	14.4%	14.6%
Company Gross Profit Percentage	27.4%	27.4%

Overall, our gross profit decreased approximately $4.5 million (5.5%). As a percentage of revenue, gross profit has remained consistent at 27.4%, primarily due to higher gross profits across our Professional segment.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit decreased approximately $11.1 million (30.1%) consistent with the decrease in revenue, which was partially offset by a 2.2% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $7.3 million (22.3%) consistent with the increase in revenue, primarily from LJK and EdgeRock acquisitions, which contributed $12.2 million of gross profit and an overall increase of 19.5% in average spread.

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $0.7 million (6.2%) in line with the decreased revenue, which was partially offset by an increase of 6.0% in the average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $4.4 million (7.8%), primarily related from LJK and EdgeRock acquisitions, which contributed $9.5 million of new expense that was partially offset by reduced compensation costs from the decline in gross profit and by many of our actions taken starting in March related to the COVID-19 pandemic to reduce actual and planned operating costs as detailed in the following table.

	Fiscal Year Ended
	December 27, 2020		December 29, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$45,418	16%	$41,401	14%	$4,017	10%
Advertising and recruitment	1,648	1%	1,925	1%	(277)	(14)%
Occupancy and office operations	3,974	1%	3,987	1%	(13)	—%
Client engagement	375	—%	1,443	—%	(1,068)	(74)%
Software	2,408	1%	1,906	1%	502	26%
Professional fees	1,271	—%	1,327	—%	(56)	(4)%
Public company related costs	691	—%	675	—%	16	2%
Bad debt	349	—%	128	—%	221	173%
Share-based compensation	849	—%	953	—%	(104)	(11)%
Transaction fees	615	—%	434	—%	181	42%
IT roadmap	1,563	1%	721	—%	842	100%
Other	1,397	1%	1,299	—%	98	8%
	$60,558	22%	$56,199	19%	$4,359	8%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (2.9%). The increase in depreciation and amortization is primarily due to the Professional segment with increases related to the 2019 LJK and 2020 EdgeRock acquisitions that are partially offset by decreases related to the 2015 VTS and 2015 D&W Talent acquisitions.

Impairment loss: As a result of the certain business developments and changes in our long-term projections, we calculated the quantitative impairment test of the finance and accounting group, within the Professional segment, using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group. We recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss within the Professional segment.

Interest Expense, net: Interest expense, net was flat due to the increased borrowings on the Term Loan related to the EdgeRock acquisition that was partially offset by decreases in the Revolving Facility, deferred financing fees, and unused fee.

Income Taxes: Income tax expense decreased $3.8 million (88.1%) primarily due to lower pre-tax 2020 income and intangible impairment losses, which were partially offset by non-deductible fees related to the 2020 EdgeRock transaction.

Fifty-two Week Fiscal Year Ended December 29, 2019 (Fiscal 2019) Compared with Fifty-two Week Fiscal Year Ended December 30, 2018 (Fiscal 2018)

Revenues:

	Fiscal Year Ended
	December 29, 2019			December 30, 2018
	(dollars in thousands)
Revenues by Segment:
Real Estate	$96,422	32.8%		$86,874	30.3%
Professional	123,343	41.9%		119,300	41.6%
Light Industrial	74,549	25.3%		80,689	28.1%
Total Revenues	$294,314	100.0%	1	$286,863	100.0%

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

Light Industrial Revenues: Light Industrial revenues decreased approximately $6.1 million (7.6%). The decrease was due to a 10.8% decrease in billed hours partially offset by a 3.5% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

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

Light Industrial Gross Profit: Light Industrial gross profit decreased approximately $1.2 million (10.1%) consistent with the decrease in revenue which was partally offset by an increase of 2.2% in the average spread.

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

Interest Expense, net: Interest expense, net decreased $1.3 million (44.9%) primarily due to a May 2018 offering of common stock which proceeds were used to pay down existing indebtedness and the decrease in contingent consideration discounts related to the 2017 Zycron and Smart acquisitions.

Income Taxes: Income tax expense increased $0.4 million (11.5%) primarily due to a May 2018 option cancellation agreement with a former senior executive and the share-based compensation exercises that are deductible for tax purposes that resulted in a reduced 2018 effective rate, which was partially offset by higher pre-tax 2018 income.

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement with BMO Harris Bank, N.A. (“BMO”), that provides for a revolving credit facility maturing July 16, 2024 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(dollars in thousands)
Working capital	$25,385	$27,030	$20,555

Net cash provided by operating activities	$22,257	$17,954	$18,426
Net cash used in investing activities	(24,147)	(9,729)	(924)
Net cash provided by (used in) financing activities	1,890	(8,225)	(17,502)
Net change in cash and cash equivalents	$—	$—	$—

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

During Fiscal 2020, net cash provided by operating activities was $22.3 million, an increase of $4.3 million compared with $18.0 million for Fiscal 2019. This increase is primarily attributable to the non-cash impact of intangible impairment losses, additional other long-term liabilities that includes the deferred employer FICA, and payments on accounts receivable, additional income taxes payable, which were partially offset by lower net income, reduced deferred income taxes, payments on accrued payroll and expenses, reduced prepaid expenses and other current assets, payments on accounts payable, and loss on extinguishment of debt in Fiscal 2019.

During Fiscal 2019, net cash provided by operating activities was $18.0 million, a decrease of $0.5 million compared with $18.4 million for Fiscal 2018. This decrease is primarily attributable to higher net income, the timing of payments on operating assets and liabilities, net deferred tax assets, which was partially offset by contingent consideration adjustments.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2020, we paid net $22.0 million in connection with the 2020 EdgeRock and 2019 LJK acquisitions and we made capital expenditures of $2.1 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2019, we paid $7.5 million in connection with the LJK acquisition, excluding the hold back paid in 2020, and we made capital expenditures of $2.2 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap project. In Fiscal 2018, we made capital expenditures of $0.9 million mainly related to furniture and fixtures and computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends, and contingent consideration paid.

For Fiscal 2020, we borrowed $22.5 million on our Term Loan, as defined below, to fund the EdgeRock acquisition and pay down the Revolving Facility, we reduced $14.4 million on our Revolving Facility, paid $5.2 million in cash dividends on our common stock, and paid down $1.1 million on the Term Loan.

For Fiscal 2019, we paid $12.3 million in cash dividends on our common stock, paid down $10.1 million on the term loan with Texas Capital Bank, National Association (“TCB”), and we paid $2.7 million of contingent consideration related to the Zycron acquisition. We borrowed $9.7 million on our Revolving Facility and borrowed $7.5 million on our Term Loan in connection with the LJK acquisition.

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

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO, as administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for the Revolving Facility permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement all of which has been funded. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan commitment by $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin plus the Applicable Margin or LIBOR (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

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

On December 13, 2019, we borrowed $7.5 million on the Term Loan in conjunction with the closing of the LJK acquisition. On February 3, 2020, we borrowed $18.5 million on the Term Loan in conjunction with the closing of the EdgeRock acquisition. On April 6, 2020, the Company borrowed the remaining $4.0 million on the Term Loan and the proceeds were used to pay down the Revolving Facility. We borrowed $20 million under the Revolving Facility to pay off our existing indebtedness with TCB and our credit agreement with TCB (and related ancillary documentation) was terminated on July 16, 2019 in connection with such repayment. We recognized a loss on extinguishment of debt of approximately $0.5 million related to the unamortized deferred finance fees. On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum Solutionz acquisition, as described in Note 19 in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 27, 2020.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$34,902	$2,625	$6,750	$25,527	$—
Contingent consideration	2,500	—	2,500	—	—
Deferred employer FICA*	7,228	3,614	3,614	—	—
Operating lease obligations	7,545	2,319	3,877	1,350	—
Contractual cash obligations	$52,175	$8,558	$16,740	$26,877	$—
* included in Other long-term liabilities (see Note 8 in the Notes to Consolidated Financial Statements)

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of December 27, 2020, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for credit losses on accounts receivable, impairment of goodwill and intangible assets, lease liability and continent consideration obligations related to acquisitions, contingencies, litigation, income taxes, share-based compensation option expense. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

The COVID-19 pandemic continues to have a significant impact on our economy as a result of measures designed to stop the spread of the virus. In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As COVID-19 continues to develop, management may make changes to these estimates and judgments over time, which could result in meaningful impacts to our financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

Revenue Recognition

We derive our revenues from three segments: Real Estate, Professional, and Light Industrial. We provide workforce solutions and placement services. Revenues are recognized when promised workforce solutions are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent workforce solutions rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Workforce solution revenues - Field talent revenues from contracts with client partners are recognized in the amount to which we have a right to invoice, when the services are rendered by our field talent.

Contingent placement revenues - Any revenues associated with workforce solutions that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control transferred to the client partner, usually when employment candidates start their employment.

Retained search placement revenues - Any revenues from these workforce solutions are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services, which is less than 1% of consolidated revenues.

We estimate the effect of placement candidates who do not remain with our client partners through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to client partners are generally calculated as a percentage of the new worker’s annual compensation. No fees for placement workforce solutions are charged to employment candidates. These assumptions determine the timing of revenue recognition for the reported period.

Payment terms in our contracts vary by the type and location of our client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant.

Intangible Assets

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

We capitalize purchased software and internal payroll costs directly incurred in the modification of software for internal use. Software maintenance and training costs are expensed in the period incurred.

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. We annually evaluate the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. Further, during second quarter 2020, we assessed the current market capitalization, forecasts and the current carrying value in the 2020 impairment test. As a result of the certain business developments and changes in our long-term projections, we concluded a triggering event had occurred that required an interim impairment assessment to be performed. The qualitative assessment thresholds were met on all reporting units except the finance and accounting group, within the Professional segment. We calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group (see Note 6 in the Notes to Consolidated Financial Statements). We determined that there were no impairment indicators for these assets in Fiscal 2019 and 2018.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. We review goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. As a result of the certain business developments and changes in our long-term projections, during second quarter 2020, we concluded a triggering event had occurred that required an interim impairment assessment to be performed. The qualitative assessment thresholds were met on all reporting units except the finance and accounting group. We calculated the quantitative impairment test of the finance and accounting group using the discounted cash flow method and concluded there was no goodwill impairment loss. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2020, 2019 or 2018.

We first evaluate qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount, including goodwill. If after qualitatively assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then further testing is unnecessary. If after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we then estimate the fair value of the reporting unit and compare the fair value of the reporting unit with its carrying amount, including goodwill, as discussed below.

In assessing whether it is more likely than not that an indefinite-lived intangible asset is impaired, we assess relevant events and circumstances that could affect the significant inputs used to determine the fair value.

The quantitative impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, a reporting unit shall recognize an impairment loss in an amount equal to that excess.

The quantitative goodwill impairment test involves a two-step process. In the first step,we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

Leases

We lease all their office space through operating leases, which expire at various dates through 2025. Many of the lease agreements obligate us to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. Certain of our lease arrangements contain renewal provisions from 3 to 10 years, exercisable at our option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. We recognizes any penalties when necessary as part of selling, general and administrative expenses. As of December 27, 2020, goodwill of $31.6 million, which is limited annually, is expected to be deductible for tax purposes.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of December 27, 2020, we have a $6.5 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date.

When appropriate, we will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. We believe that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 27, 2020 or December 29, 2019.

We follow the guidance of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BGSF, Inc. (the “Company”) as of December 27, 2020 and December 29, 2019, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2021 expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of EdgeRock Technologies Holdings, Inc. – Fair Value of Intangible Assets

Description of the Matter

As discussed in Note 3 to the financial statements, the Company acquired 100% of the equity of EdgeRock Technologies Holdings, Inc. (EdgeRock) for a purchase price cash consideration of $21.7 million, which resulted in $10.3 million of intangible assets. The $10.3 million of intangible assets is primarily comprised of a customer relationship intangible asset and a tradename intangible asset. The determination of a fair value for the customer relationships required management to make estimates of discounted future cash flows and included their subjective assumptions of the appropriate discount rate, the growth of revenue, and rate of attrition for the related customers. Management estimated the fair value of the tradename using the relief from royalty method which is based on the costs saved by owning the tradename rather than licensing it. This method also required management to estimate discounted cash flows with subjective assumptions of the appropriate discount rate, an appropriate royalty rate, and future revenues.

We identified the fair value of intangible assets acquired in the EdgeRock business combination to be a critical audit matter due to the significant judgments made by management to estimate the fair value of the intangible assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of discount and royalty rates, as well as forecasts of future revenues and cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the discount rates, royalty rate, and forecasts of future revenue and cash flows used by management to estimate the fair value of intangible assets acquired in the EdgeRock business combination included the following, among others:

•We tested the effectiveness of controls over management’s EdgeRock purchase price allocation, including those over the determination of the fair value of intangible assets, such as controls related to management’s selection of discount rates, the royalty rate, and forecasts of future revenues and cash flows.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rates, (3) the royalty rate, and (4) future revenue and growth rates, including testing the source information underlying the determination of the discount rates and the royalty rate, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•We evaluated management’s ability to accurately forecast future revenues and cash flows by considering the past financial performance of EdgeRock and current economic factors.

Goodwill and Intangibles

Description of the Matter

The Company’s evaluation of goodwill and intangible assets for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The annual impairment test of goodwill and intangible assets at a reporting unit level is performed annually during the fourth quarter, or more frequently if events or circumstances indicate the fair value of a reporting unit may be below its respective carrying value. The Company uses the discounted cash flow model to estimate the fair value of goodwill, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and reporting unit profit margins. The Company uses a relief from royalty model and residual income model to estimate the fair value of intangibles which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues, reporting unit profit margins and customer turnover. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill or intangible assets impairment charge, or both.

During the second quarter of 2020, the company identified circumstances that caused it to evaluate the goodwill and intangibles associated with one of its reporting units, the finance and accounting group, within the Professional segment for potential impairment. The Company updated their valuation models as of June 28, 2020 to reflect current market conditions and as a result of the test recorded a $7.2 million impairment of intangibles using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets. As of December 27, 2020, the remaining goodwill and intangibles balance for the finance and accounting group was $2.4 million and $0.8 million, respectively.

Subsequent to the impairment charge recorded during the second quarter of 2020, the Company performed its annual impairment test of goodwill during the fourth quarter. Because the estimated fair values of each of the Company’s reporting units exceeded their carrying values, no additional impairments were recorded. Given that forecasted revenues and reporting unit profit margins for the Real Estate, Light Industrial and Professional reporting units are highly sensitive to changes in demand, sales and customer mix, and efficiency of operations, auditing management’s assumptions including the selection of discount rates involved especially subjective judgment. As a result, we identified the Company’s evaluations of goodwill impairment for the Real Estate, Light Industrial and Professional reporting units as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue and profit margins, as well as the selection of discount rates, including the need to involve our fair value specialists.

How We Addressed the Matter in Our Audit

Our audit procedures related to forecasts of future revenues and operating unit profit margins (“forecasts”), and the selection of discount rates for the Real Estate, Light Industrial and Professional reporting units included the following, among others:

•We tested the effectiveness of controls over goodwill and intangibles, including controls over the forecasts related to revenue and operating unit profit margin and selection of discount rates.

•We evaluated management’s ability to accurately forecast revenue and operating unit margins by performing a retrospective review of prior forecasts compared to actual results.

•We evaluated the reasonableness of management’s current revenue and operating unit margin forecasts by comparing the forecasts to historical results and internal communications to management and the Board of Directors.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
March 11, 2021

BGSF, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 27, 2020	December 29, 2019
ASSETS
Current assets
Accounts receivable (net of allowance for credit losses of $492,087 for 2020 and $468,233 for 2019)	$41,493,800	$39,423,801
Prepaid expenses and other current assets	2,154,966	1,243,746
Income taxes receivable	—	69,649
Total current assets	43,648,766	40,737,196

Property and equipment, net	3,723,582	3,545,049

Other assets
Deposits and other assets	5,211,145	3,843,023
Deferred income taxes, net	5,827,673	4,071,847
Right-of-use asset - operating leases	6,009,054	4,386,317
Intangible assets, net	33,781,168	33,807,973
Goodwill	32,076,880	25,194,639
Total other assets	82,905,920	71,303,799
Total assets	$130,278,268	$115,586,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$2,625,000	$375,000
Accrued interest	78,134	73,027
Accounts payable	219,693	479,422
Accrued payroll and expenses	11,448,403	10,485,039
Lease liability, current portion	2,031,898	1,277,843
Other current liabilities	—	1,016,565
Income taxes payable	1,861,116	—
Total current liabilities	18,264,244	13,706,896

Line of credit (net of deferred finance fees of $268,076 and $351,128 for 2020 and 2019, respectively)	5,709,266	19,993,829
Long-term debt, less current portion	26,300,000	7,125,000
Contingent consideration, less current portion	2,287,926	2,174,378
Lease liability, less current portion	4,903,539	4,128,951
Other long-term liabilities	7,355,541	—
Total liabilities	64,820,516	47,129,054

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,328,379 and 10,309,236 shares issued and outstanding for 2020 and 2019, respectively, net of treasury stock, at cost, 1,235 and 1,004 shares for 2020 and 2019, respectively	73,834	75,775
Additional paid in capital	60,457,044	59,617,787
Retained earnings	5,049,748	8,763,428
Accumulated other comprehensive loss	(122,874)	—
Total stockholders’ equity	65,457,752	68,456,990
Total liabilities and stockholders’ equity	$130,278,268	$115,586,044

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years ended December 27, 2020, December 29, 2019 and December 30, 2018

	2020	2019	2018
Revenues	$277,890,880	$294,313,548	$286,862,926
Cost of services	201,670,876	213,632,283	210,267,734
Gross profit	76,220,004	80,681,265	76,595,192
Selling, general and administrative expenses	60,558,697	56,199,521	51,066,327
Gain on contingent consideration	(76,102)	—	(3,775,307)
Impairment losses	7,239,514	—	—
Depreciation and amortization	4,959,705	4,820,256	5,044,487
Operating income	3,538,190	19,661,488	24,259,685
Loss on extinguishment of debt	—	540,705	—
Interest expense, net	1,583,630	1,568,815	2,850,405
Income before income taxes	1,954,560	17,551,968	21,409,280
Income tax expense	513,092	4,304,978	3,859,739
Net income	$1,441,468	$13,246,990	$17,549,541

Change in unrealized losses on cash flow hedges	122,874	—	—
Other comprehensive loss	122,874	—	—
Net comprehensive income	$1,318,594	$13,246,990	$17,549,541

Net income per share:
Basic	$0.14	$1.29	$1.83
Diluted	$0.14	$1.28	$1.79

Weighted average shares outstanding:
Basic	10,311,606	10,238,565	9,577,498
Diluted	10,338,029	10,350,775	9,808,080

Cash dividends declared per common share	$0.50	$1.20	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 27, 2020, December 29, 2019 and December 30, 2018

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 31, 2017	—	8,759,376	$87,594	$—	$37,675,329	$1,371,756	$—	$39,134,679
Share-based compensation	—	—	—	—	1,069,482	—	—	1,069,482
Issuance of shares, net of offering costs	—	1,293,750	12,938	—	21,347,200	—	—	21,360,138
Issuance of restricted shares, net of 828 shares of treasury stock	—	41,172	412	(24,027)	(412)	—	—	(24,027)
Exercise of common stock options and warrants	—	132,949	1,329	—	867,949	—	—	869,278
Option cancellation agreement	—	—	—	—	(3,335,169)	—	—	(3,335,169)
Cash dividends declared	—	—	—	—	—	(10,921,909)	—	(10,921,909)
Net income	—	—	—	—	—	17,549,541	—	17,549,541
Stockholders’ equity, December 30, 2018	—	10,227,247	102,273	(24,027)	57,624,379	7,999,388	—	65,702,013
Share-based compensation	—	—	—	—	952,738	—	—	952,738
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—	—
Issuance of shares	—	47,403	474	—	999,526	—	—	1,000,000
Exercise of common stock options and warrants, net of 176 shares of treasury stock	—	36,836	369	(3,291)	41,121	—	—	38,199
Change in accounting principal - operating leases	—	—	—	—	—	(200,608)	—	(200,608)
Cash dividends declared	—	—	—	—	—	(12,282,342)	—	(12,282,342)
Net income	—	—	—	—	—	13,246,990	—	13,246,990
Stockholders’ equity, December 29, 2019	—	10,309,236	103,093	(27,318)	59,617,787	8,763,428	—	68,456,990
Share-based compensation	—	—	—	—	849,448	—	—	849,448
Issuance of restricted shares, net of 231 shares of treasury stock	—	19,143	191	(2,132)	(191)	—	—	(2,132)
Share issuance costs	—	—	—	—	(10,000)	—	—	(10,000)
Cash dividends declared	—	—	—	—	—	(5,155,148)	—	(5,155,148)
Net income	—	—	—	—	—	1,441,468	—	1,441,468
Other comprehensive loss	—	—	—	—	—	—	(122,874)	(122,874)
Stockholders’ equity, December 27, 2020	—	10,328,379	$103,284	$(29,450)	$60,457,044	$5,049,748	$(122,874)	$65,457,752

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 27, 2020, December 29, 2019 and December 30, 2018

	2020	2019	2018
Cash flows from operating activities
Net income	$1,441,468	$13,246,990	$17,549,541
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	855,955	830,299	746,443
Amortization	4,103,750	3,989,957	4,298,044
Impairment losses	7,239,514	—	—
Loss on disposal of property and equipment	—	30,767	17,765
Loss on extinguishment of debt, net	—	540,705	—
Contingent consideration adjustment	(76,102)	—	(3,775,307)
Amortization of deferred financing fees	83,052	173,018	453,513
Interest expense on contingent consideration payable	189,650	123,761	624,145
Provision for credit losses	349,362	128,260	40,618
Share-based compensation	849,448	952,738	1,069,482
Deferred income taxes, net of acquired deferred tax liability	(2,413,019)	799,150	1,531,516
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,308,900	(1,758,340)	(939,454)
Prepaid expenses and other current assets	(855,112)	(222,794)	84,253
Deposits and other assets	(1,089,102)	(633,603)	(302,315)
Accrued interest	5,107	(235,520)	(22,083)
Accounts payable	(279,326)	333,165	(1,763,355)
Accrued payroll and expenses	(1,528,873)	(208,203)	(1,190,572)
Other current liabilities	(16,565)	16,565	(87,553)
Income taxes receivable and payable	1,874,981	(125,490)	246,753
Operating leases	(18,805)	(27,581)	—
Other long-term liabilities	7,232,667	—	(154,959)
Net cash provided by operating activities	22,256,950	17,953,844	18,426,475

Cash flows from investing activities
Businesses acquired, net of cash received	(22,002,109)	(7,500,000)	—
Capital expenditures	(2,144,946)	(2,229,509)	(923,994)
Proceeds from sale of property and equipment	—	440	—
Net cash used in investing activities	(24,147,055)	(9,729,069)	(923,994)

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 27, 2020, December 29, 2019 and December 30, 2018

	2020	2019	2018
Cash flows from financing activities
Net (payments) borrowings under line of credit	(14,367,615)	9,694,667	(10,717,778)
Proceeds from issuance of long-term debt	22,500,000	7,500,000	—
Principal payments on long-term debt	(1,075,000)	(10,121,000)	(13,766,500)
Payments of dividends	(5,155,148)	(12,282,342)	(10,921,909)
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	(12,132)	38,200	22,205,389
Option cancellation agreement	—	—	(3,335,169)
Contingent consideration paid	—	(2,672,000)	(962,996)
Deferred financing costs	—	(382,300)	(3,518)
Net cash provided by (used in) financing activities	1,890,105	(8,224,775)	(17,502,481)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,133,323	$1,350,713	$1,764,960
Cash paid for taxes, net of refunds	$995,361	$3,563,703	$2,012,325
Non-cash transactions:
Leasehold improvements funded by landlord incentives	$—	$—	$366,202

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. is a national provider of workforce solutions that operates, along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP and BG Finance and Accounting, Inc., BG California IT Staffing, Inc., BG California Multifamily Staffing, Inc., BG California Finance & Accounting Staffing, Inc., EdgeRock Technology Holdings, Inc. and EdgeRock Technologies, LLC (collectively, the “Company”), primarily within the United States of America in three industry segments: Real Estate, Professional, and Light Industrial.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 36 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

The Professional segment provides skilled field talent on a nationwide basis for information technology (“IT”) and finance, accounting, legal and human resource client partner projects on a national basis. Our Professional segment operates through various divisions including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, and beginning in 2021, Momentum Solutionz.

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

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 27, 2020, December 29, 2019, and December 30, 2018, referred to herein as Fiscal 2020, 2019 and 2018, respectively.

Reclassifications

Certain reclassifications have been made to the 2018 and 2019 financial statements to conform with the 2020 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include allowances for credit losses, goodwill, intangible assets, lease liability, contingent consideration obligations related to acquisitions, and income taxes. Additionally, the valuation of share-based compensation expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of December 27, 2020 and December 29, 2019 or revenue in Fiscal 2020, 2019 and 2018. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2020 and the related percentage for Fiscal 2019 and 2018 was generated in the following areas:

	2020	2019	2018
Maryland	11%	11%	11%
Massachusetts	14%	1%	2%
Tennessee	14%	15%	14%
Texas	23%	28%	29%

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

Changes in the allowance for credit losses for the fiscal years are as follows:

	2020	2019
Beginning balance	$468,233	$468,233
Provision for credit losses - EdgeRock Technology Holdings, Inc. (“EdgeRock”) acquisition	47,498	—
Provision for credit losses, net	349,362	128,260
Amounts written off, net	(373,006)	(128,260)
Ending balance	$492,087	$468,233

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $3.8 million and $3.6 million, which are included in Deposits and other other assets in the accompanying consolidated balance sheets, as of December 27, 2020 and December 29, 2019, respectively.

Long-Lived Assets

The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within intangible assets.

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2020, 2019 or 2018.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes purchased software and internal payroll costs directly incurred in the modification of software for internal use. Software maintenance and training costs are expensed in the period incurred.

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. Further, during second quarter 2020, the Company assessed the current market capitalization, forecasts and the current carrying value in the 2020 impairment test. As a result of the certain business developments and changes in the Company's long-term projections, the Company concluded a triggering event had occurred that required an interim impairment assessment to be performed. The qualitative assessment thresholds were met on all reporting units except the finance and accounting group, within the Professional segment. The Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group (see Note 6). In the professional segment, the Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss during the thirteen week period ended June 28, 2020. The Company determined that there were no impairment indicators for these assets in Fiscal 2019 or 2018.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. As a result of the certain business developments and changes in the Company's long-term projections, during second quarter 2020, the Company concluded a triggering event had occurred that required an interim impairment assessment to be performed. The qualitative assessment thresholds were met on all reporting units except the finance and accounting group. The Company calculated the quantitative impairment test of the finance and accounting group using the discounted cash flow method and concluded there was no goodwill impairment loss. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2020, 2019 or 2018.

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

BGSF, Inc. and Subsidiaries
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

Revenue Recognition

The Company derives its revenues from three segments: Real Estate, Professional, and Light Industrial. The Company provides workforce solutions and placement services. Revenues are recognized when promised workforce solutions are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent workforce solutions rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Workforce solution revenues - Field talent revenues from contracts with client partners are recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s field talent.

Contingent placement revenues - Any revenues associated with workforce solutions that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control is transferred to the client partner, usually when employment candidates start their employment.

Retained search placement revenues - Any revenues from these workforce solutions are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services, which is less than 1% of consolidated revenues.

The Company estimates the effect of placement candidates who do not remain with its client partners through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to client partners are generally calculated as a percentage of the new worker’s annual compensation. No fees for placement workforce solutions are charged to employment candidates. These assumptions determine the timing of revenue recognition for the reported period.

Refer to Note 17 for disaggregated revenues by segment.

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 27, 2020. There were no revenues recognized during Fiscal 2020 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during Fiscal 2020.

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense for Fiscal 2020, 2019 and 2018 was $1.7 million, $1.9 million, and $1.9 million, respectively.

BGSF, Inc. and Subsidiaries
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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	December 27, 2020	December 29, 2019	December 30, 2018
Weighted-average number of common shares outstanding:	10,311,606	10,238,565	9,577,498
Effect of dilutive securities:
Stock options and restricted stock	26,423	90,681	186,995
Warrants	—	21,529	43,587
Weighted-average number of diluted common shares outstanding	10,338,029	10,350,775	9,808,080

Stock options and restricted stock	423,350	238,750	175,000
Warrants	25,862	—	—
Antidilutive shares	449,212	238,750	175,000

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of December 27, 2020, goodwill of $31.6 million, which is limited annually, is expected to be deductible for tax purposes.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of December 27, 2020, the Company has a $6.5 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date.

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 27, 2020 or December 29, 2019.

The Company follows the guidance of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 Intangibles-Goodwill and Other Simplifying the Test for Goodwill Impairment, which provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. The new standard was effective for the Company beginning with the fourth quarter of 2020. The Company early adopted this ASU in the second quarter of fiscal 2020, which did not have a material impact on the consolidated financial statements.

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and ASU No. 2021-01, Reference Rate Reform: Scope (“ASU 2021-01”), respectively. Together, ASU 2020-04 and ASU 2021-01 provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications, hedging relationships, and other arrangements that are expected to be impacted by the global transition away from certain reference rates, such as the London Interbank Offered Rate, towards new reference rates. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is evaluating the impact that the guidance will have on its consolidated financial statements and related disclosures, if adopted, and currently does not expect that it would be material.

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

The net assets acquired were assigned to the Professional segment. The acquisition of LJK allows the Company to strengthen and expand its IT operations through cybersecurity retained search workforce solutions specializing in recruiting high and mid-level security professionals.

The Fiscal 2019 consolidated statement of operations and comprehensive income includes two weeks of LJK operations and there are no revenues and minimal operating expenses. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. The allocation is as follows:

Accounts receivable	$187,000
Prepaid expenses and other assets	14,000
Intangible assets	4,249,430
Goodwill	7,211,090
Total net assets acquired	$11,661,520
Cash	$8,500,000
Common stock	1,000,000
Fair value of contingent consideration	2,161,520
Total fair value of consideration transferred for acquired business	$11,661,520

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$500,000	5 years
Trade name	3,000,000	Indefinite
Client partner list	749,430	10 years
Total	$4,249,430

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred costs of $0.1 million related to the LJK acquisition. These costs were expensed as incurred in selling, general and administrative expenses in 2019.

EdgeRock Technology Holding, Inc.

On February 3, 2020, the Company acquired 100% of the equity of EdgeRock for a net purchase price cash consideration of $21.0 million, subject to customary purchase price adjustments as specified in the purchase agreement. The purchase price at closing was paid out of available funds under the Company’s credit agreement led by BMO.

The acquired business was assigned to the Professional segment. The acquisition of EdgeRock allows the Company to strengthen its operations in specialized IT consultants and technology professionals specialized in leading software and data ecosystems, as well as expand its IT geographic operations with offices in Arizona, Florida and Massachusetts.

The 2019 consolidated statement of income does not include any operating results of EdgeRock. The Fiscal 2020 consolidated statement of operations and comprehensive income includes forty-seven weeks of EdgeRock operations, which is approximately $34.7 million of revenue and $1.6 million of operating income. The acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$6,728,261
Prepaid expenses and other assets	56,108
Property and equipment	296,309
Right-of-use asset - operating leases	1,714,984
Intangible assets	10,264,000
Goodwill (non-deductible for tax purposes)	6,882,241
Current liabilities assumed	(2,567,617)
Deferred income taxes	(657,193)
Lease liability - operating leases	(1,714,984)
Total net assets acquired	$21,002,109

Cash	$21,600,000
Working capital adjustment	(597,891)
Total fair value of consideration transferred for acquired business	$21,002,109

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$171,000	5 years
Trade name	6,000,000	Indefinite
Client partner list	4,093,000	6 years
Total	$10,264,000

The Company incurred costs of $0.7 million related to the EdgeRock acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income for the periods below that would have been reported if the LJK and EdgeRock acquisitions had taken place on the first day of the Company's Fiscal 2019 would be as follows (dollars in thousands, except per share amounts):

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019
Revenues	$280,999	$337,971
Gross profit	$77,128	$96,229
Net income	$1,253	$15,100
Net income per share:
Basic	$0.12	$1.47
Diluted	$0.12	$1.46

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 2.3% and tax expense of the pro forma adjustments at an effective tax rate of 26.2% for Fiscal 2020 and 24.5% for Fiscal 2019. The pro forma operating results include adjustments to LJK and EdgeRock related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the LJK and EdgeRock acquisitions taken place on the first day of Fiscal 2019 or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 27, 2020 and December 29, 2019 consist of the following:

	2020	2019
Leasehold improvements	$1,548,311	$1,266,925
Furniture and fixtures	1,670,222	1,207,665
Computer systems	4,606,644	3,746,156
Vehicles	161,429	161,429
	7,986,606	6,382,175
Accumulated depreciation	(4,263,024)	(2,837,126)
Property and equipment, net	$3,723,582	$3,545,049

Total depreciation expense in Fiscal 2020, 2019 and 2018 was $855,955, $830,299, and $746,443, respectively.

NOTE 5 - LEASES

At December 27, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.5 years and 4.9%, respectively. The Company's future operating lease obligations that have not yet commenced are immaterial. For Fiscal 2020, the Company's cash paid for operating leases was $2,175,733, and operating lease and short-term lease costs were $2,078,089 and $374,261, respectively.

The undiscounted annual future minimum lease payments consist of the following at:

December 27, 2020
2021	$2,318,837
2022	2,215,659
2023	1,660,916
2024	1,038,580
2025	311,375
Total lease payment	7,545,367
Interest	(609,930)
Present value of lease liabilities	$6,935,437

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS

Finite and indefinite lived intangible assets consist of the following at:

	December 27, 2020
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$52,920,478	$43,980,394	$8,940,084
Covenant not to compete	2,786,585	1,926,094	860,491
Computer software	2,355,805	1,147,778	1,208,027
	58,062,868	47,054,266	11,008,602
Indefinite lives:
Trade names	24,205,000	1,432,434	22,772,566
Total	$82,267,868	$48,486,700	$33,781,168

	December 29, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$52,358,991	$40,462,549	$11,896,442
Covenant not to compete	2,615,585	1,662,220	953,365
Computer software	1,228,057	750,457	477,600
	56,202,633	42,875,226	13,327,407
Indefinite lives:
Trade names	21,913,000	1,432,434	20,480,566
Total	$78,115,633	$44,307,660	$33,807,973

Estimated future amortization expense for the next five years and thereafter is as follows:

Fiscal Years Ending:
2021	$2,396,218
2022	1,999,966
2023	1,837,442
2024	1,657,319
2025	1,223,626
Thereafter	1,894,031
Total	$11,008,602

Total amortization expense for Fiscal 2020, 2019 and 2018 was $4.1 million, $4.0 million and $4.3 million, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOODWILL

The changes in the carrying amount of goodwill as of and during the years ended were as follows at:

	Real Estate	Professional	Light Industrial	Total
December 30, 2018	$1,073,755	$11,884,974	$5,024,820	$17,983,549
Additions from acquisitions	—	7,211,090	—	7,211,090
December 29, 2019	1,073,755	19,096,064	5,024,820	25,194,639
Additions from acquisitions	—	6,882,241	—	6,882,241
December 27, 2020	$1,073,755	$25,978,305	$5,024,820	$32,076,880

NOTE 8 - ACCRUED PAYROLL AND EXPENSES, CONTINGENT CONSIDERATION, AND OTHER LONG-TERM LIABILITIES

Accrued payroll and expenses consist of the following at:

	December 27, 2020	December 29, 2019
Field talent payroll	$5,574,442	$4,505,264
Field talent payroll related	1,036,135	1,396,972
Accrued bonuses and commissions	1,884,876	1,585,681
Other	2,952,950	2,997,122
Accrued payroll and expenses	$11,448,403	$10,485,039

Other long-term liabilities includes $7.2 million of deferred employer FICA and $0.1 million of interest rate swap (see Note 10) at December 27, 2020. The deferred employer FICA is under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which allows relief to employers affected by the coronavirus pandemic. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments are due by December 31, 2021, and the other half by December 31, 2022. The Company has elected to delay the payment of these taxes.

The following is a schedule of future estimated contingent consideration payments to various parties as of December 27, 2020:

	Estimated Cash Payment	Discount	Net
Due in:
One to two years	$2,500,000	$(212,074)	$2,287,926
Contingent consideration	$2,500,000	$(212,074)	$2,287,926

NOTE 9 - INCOME TAXES

The Company's income tax expense for the fiscal years are comprised of the following:

	2020	2019	2018
Current federal income tax	$2,006,145	$2,380,289	$1,568,308
Current state income tax	919,966	1,125,539	759,915
Deferred income tax (credit)	(2,413,019)	799,150	1,531,516
Income tax expense	$513,092	$4,304,978	$3,859,739

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income taxes are as follows at:

	December 27, 2020	December 29, 2019
Deferred tax assets:
Allowance for credit losses	$110,998	$105,015
Goodwill and intangible assets	2,082,214	3,764,556
Accrued payroll and expenses	90,510	97,003
Contingent consideration	573,812	560,001
Other long-term liabilities (deferred employer FICA)	1,812,682	—
Share-based compensation	353,442	278,095
Net operating loss carry forward	1,632,187	—
Deferred tax liabilities:
Prepaid expenses and other current assets	(517,271)	(427,166)
Fixed assets	(310,901)	(305,657)
Deferred income taxes, net	$5,827,673	$4,071,847

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	2020		2019		2018
Tax expense at federal statutory rate	$410,466	21.0%	$3,685,913	21.0%	$4,495,949	21.0%
State income taxes, net of federal benefit	348,917	17.9%	1,038,380	5.9%	776,984	3.6%
Equity, permanent differences and other	239,020	12.2%	218,025	1.2%	(714,845)	(3.3)%
Work Opportunity Tax Credit, net	(485,311)	(24.8)%	(637,340)	(3.6)%	(698,349)	(3.2)%
Income tax expense	$513,092	26.3%	$4,304,978	24.5%	$3,859,739	18.1%

NOTE 10 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for the Revolving Facility permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. The Company may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin plus the Applicable Margin or LIBOR (as such terms are defined in the Credit Agreement). The Company also pays an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of December 27, 2020.

On December 13, 2019, the Company borrowed $7.5 million on the Term Loan in conjunction with the closing of the LJK acquisition. On February 3, 2020, the Company borrowed $18.5 million on the Term Loan in conjunction with the closing of the EdgeRock acquisition. On April 6, 2020, the Company borrowed the remaining $4.0 million on the Term Loan and the proceeds were used to pay down the Revolving Facility. The Company borrowed $20 million under the Revolving Facility to pay off existing indebtedness of the Company under an Amended and Restated Credit Agreement with Texas Capital Bank, National Association (“TCB”) and such agreement (and related ancillary documentation) was terminated on July 16, 2019 in connection with such repayment. The Company recognized a loss on extinguishment of debt of approximately $0.5 million related to the unamortized deferred finance fees. On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum Solutionz acquisition.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of December 27, 2020, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under, any of these arrangements, and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of December 27, 2020.

Line of Credit

At December 27, 2020 and December 29, 2019, $6.0 million and $20.3 million, respectively, was outstanding on the revolving facilities. Average daily balance for Fiscal 2020, 2019 and 2018 was $11.7 million, $16.5 million, and $15.6 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	December 27, 2020		December 29, 2019
Base Rate	$1,977,342	4.25%	$2,844,957	5.25%
LIBOR	4,000,000	2.15%	17,500,000	3.26%
Total	$5,977,342		$20,344,957

Long Term Debt

Long-term debt consisted of and bore interest at:

	December 27, 2020		December 29, 2019
Base Rate	$4,300,000	2.15%	$7,500,000	5.25%
Fixed rate	24,625,000	2.39%	—	—%
Long-term debt	$28,925,000		$7,500,000

Maturities on the Revolving Facility with BMO and long-term debt as of December 27, 2020, are as follows:

Fiscal:
2021	$2,625,000
2022	3,000,000
2023	3,750,000
2024	25,527,342
2025	—
34,902,342
Less deferred finance fees	(268,076)
Total	$34,634,266

Cash Flow Hedge

In April 2020, the Company entered into a pay-fixed/receive-floating interest rate swap agreement with our bank syndicate led by BMO that reduces the floating interest rate component on the Term Loan obligation. The $25.0 million notional amount was effective on June 3, 2020 and designed as a cash flow hedge on the underlying variable rate interest payments against a fixed interest rate that terminates on June 1, 2023. In accordance with cash flow hedge accounting treatment, the Company has determined that the hedge is perfectly effective using the change-in-variable-cash-flow method.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument is recorded in accumulated other comprehensive loss. The Company reclassifies the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affects earnings. Hedge effectiveness is tested quarterly. As of December 27, 2020, the instrument was perfectly effective and no additional amounts were reclassed from accumulated other comprehensive loss into income for Fiscal 2020. See Note 11 for location on the balance sheet.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 27, 2020	December 29, 2019
Interest rate swap	Other long-term liabilities	Level 2	$122,874	$—
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,287,926	$2,174,378

The changes in the Level 2 fair value measurements from December 29, 2019 to December 27, 2020 relates to entering into an interest rate swap agreement. Key inputs in determining the fair value of the interest rate swap as of December 27, 2020 are quoted prices from BMO (See Note 10).

The changes in the Level 3 fair value measurements from December 29, 2019 to December 27, 2020 relate to $0.2 million in accretion and gains included in earnings. Key inputs in determining the fair value of the contingent consideration as of December 27, 2020 and December 29, 2019 included the discount rate of 7.5% as well as management's estimates of future sales volumes and earning before interest, income taxes, depreciation, and amortization.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of COVID-19

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results.

Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our workforce solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect our business, results of operations, and financial condition to continue to be negatively affected.

Employment Agreements

The CEO’s employment agreement was effective as of October 1, 2018 and shall continue through September 30, 2021. The agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that her employment is terminated by the Company without cause or by her for good reason, she will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for her and her dependents, grossed-up for federal income taxes. Additionally, she will become 100% vested in any awards outstanding under the the Company's 2013 Long-Term Incentive Plan, as amended, (“2013 Plan”) or similar plan. Should there be a sale of the Company that results in the termination of her employment or a material adverse change in her duties and responsibilities, she will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months.

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

On December 13, 2019, the Company issued 47,403 shares of common stock, $0.01 par value per share, in a private placement for a value of $1.0 million at the closing of the LJK acquisition, with related issuance costs recorded in Fiscal 2020.

In May 2018, the Company issued and sold 1,293,750 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price (before deducting underwriting discounts and commissions and other estimated offering expenses) of $23.3 million in cash. The public offering price was $18.00 per share. The newly issued shares constituted approximately 14.7% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, the Company incurred $1.9 million in offering costs, which included $0.8 million fees paid to Taglich Brothers, a related party, as described in Note 15 below. Proceeds were used to pay off existing indebtedness of the Company under the credit agreement with TCB and cancel outstanding in-the-money stock options held by L. Allen Baker, Jr., BGSF's former President and Chief Executive Officer, as described in Note 14 below.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The Company issued net restricted common stock of 19,143 shares to non-team member directors, in Fiscal 2020, and 41,172 shares to various team members and directors, in Fiscal 2018. The restricted shares of $0.01 par value per share were issued under the 2013 Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

In connection with the vesting portions of the restricted stock, the Company repurchased 231, 176 and 828 shares of company stock, or treasury stock, to satisfy the withholding obligation in connection with the vesting of a portion of the restricted stock for Fiscal 2020, 2019, and 2018, respectively. Treasury stock is accounted for under the cost method whereby the entire cost of the acquired stock is recorded.

NOTE 14 - SHARE-BASED COMPENSATION

Stock Options

In December 2013, the board of directors adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. A total of 900,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the original 2013 Plan. On November 3, 2020 and May 16, 2017, stockholders of the Company approved and made effective amendments to the 2013 Plan, which each added an additional 250,000 shares of common stock reserved for issuance. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan. As of December 27, 2020, a total of 1,088,739 shares remain available for issuance under the 2013 Plan.

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

For Fiscal 2020, 2019 and 2018, the Company recognized $0.5 million, $0.7 million and $0.6 million of compensation expense related to stock awards, respectively. Unamortized share-based compensation expense as of December 27, 2020 amounted to $0.9 million which is expected to be recognized over the next 2.5 years.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to estimate the fair value of stock options for the years ended:

	2020		2019		2018
Weighted-average fair value of awards	$4.60		$5.08		$4.68
Weighted-average risk-free interest rate	0.4%		2.3%		2.8%
Weighted-average dividend yield	$0.96		$1.18		$1.10
Weighted-average volatility factor	53.6%		42.6%		42.1%
Weighted-average expected life	10.0	yrs	10.0	yrs	10.0	yrs

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Awards outstanding at December 31, 2017	765,411	$10.27	7.3	$4,521
Granted	175,000	$25.71
Exercised	(152,838)	$11.19
Forfeited / Canceled	(292,088)	$6.71
Awards outstanding at December 30, 2018	495,485	$17.53	8.0	$2,295
Granted	138,750	$21.49
Exercised	(39,190)	$12.60
Forfeited / Canceled	(30,200)	$16.53
Awards outstanding at December 29, 2019	564,845	$18.90	7.7	$2,412
Granted	93,610	$10.28
Forfeited / Canceled	(5,800)	$22.22
Awards outstanding at December 27, 2020	652,655	$17.63	7.1	$665

Awards exercisable at December 29, 2019	313,645	$16.05	6.8	$1,991
Awards exercisable at December 27, 2020	416,717	$16.96	6.3	$463

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 29, 2019	251,200	$22.46
Non-vested outstanding at December 27, 2020	235,938	$18.83

There were no exercises of stock options in Fiscal 2020. During Fiscal 2019 and 2018, the Company issued 16,777, and 49,541 shares of common stock upon the cashless exercise of 39,014, and 86,053 stock options, respectively.

Restricted Stock

For Fiscal 2020, 2019 and 2018, the Company recognized $0.3 million, $0.2 million, and $0.4 million of compensation expense related to restricted stock, respectively. Unamortized share-based compensation expense as of September 27, 2020 amounted to $0.3 million which is expected to be recognized over the next 2.2 years.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted outstanding at December 31, 2017	—	$—
Issued	42,000	$28.61
Vested	(10,500)	$28.61
Restricted outstanding at December 30, 2018	31,500	$28.61
Vested	(9,000)	$28.61
Forfeited / Canceled	(4,500)	$28.61
Restricted outstanding at December 29, 2019	18,000	$28.61
Issued	21,624	$9.02
Vested	(14,406)	$21.26
Restricted outstanding at December 27, 2020	25,218	$16.01

Nonvested outstanding at December 29, 2019	18,000	$28.61
Nonvested outstanding at December 27, 2020	25,218	$16.01

Warrant Activity

For Fiscal 2020, 2019 and 2018, the Company did not recognize of compensation cost related to warrants. There was no unamortized stock compensation expense remaining to be recognized as of December 27, 2020.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants (in thousands)
Warrants outstanding at December 31, 2017	123,984	$11.51	2.2	$577
Exercised	(30,768)	$11.27
Warrants exercisable at December 30, 2018	93,216	$11.59	1.3	$805
Exercised	(28,734)	$6.55
Warrants outstanding at December 29, 2019	64,482	$13.84	0.8	$473
Expired	(38,620)	$11.85
Warrants outstanding at December 27, 2020	25,862	$16.80	0.4	$—

Warrants exercisable at December 29, 2019	64,482	$13.84	0.8	$473
Warrants exercisable at December 27, 2020	25,862	$16.80	0.4	$—

There were no non-vested warrants outstanding at December 27, 2020 and December 29, 2019.

There were no exercises of warrants in Fiscal 2020. During, Fiscal 2019 and 2018, the Company issued 20,059 and 16,623 shares of common stock upon the cashless exercise of 28,734 and 30,768 warrants, respectively.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the board of directors adopted and the shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. All shares remain available for issuance as of December 27, 2020 and the Company plans to begin the initial offering period during second quarter 2021.

NOTE 15 - RELATED PARTY TRANSACTIONS

Some of our equity owners are also principals of Taglich Brothers. The Company paid fees to Taglich Brothers related to one equity transaction in 2018 (see Note 13).

NOTE 16 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent's compensation. The Company contributed $1.3 million, $1.1 million and $1.1 million to the 401(k) Plan for Fiscal 2020, 2019 and 2018, respectively.

NOTE 17 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 36 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent. The Professional segment provides skilled field talent on a nationwide basis for IT and finance, accounting, legal and human resource client partner projects on a national basis. Our Professional segment operates through various divisions including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, and beginning in 2021, Momentum Solutionz. The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce in 7 states. Our Light Industrial segment operates through our InStaff division.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	2020	2019	2018
Revenue:
Real Estate	$68,755,975	$96,421,676	$86,874,241
Professional	138,369,505	123,342,647	119,299,424
Light Industrial	70,765,400	74,549,225	80,689,261
Total	$277,890,880	$294,313,548	$286,862,926

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019	2018
Depreciation:
Real Estate	$218,425	$197,029	$169,682
Professional	404,590	341,529	273,691
Light Industrial	98,917	101,889	101,124
Home office	134,023	189,852	201,946
Total	$855,955	$830,299	$746,443

Amortization:
Professional	$3,923,063	$3,964,878	$4,168,463
Light Industrial	—	—	110,251
Home office	180,687	25,079	19,330
Total	$4,103,750	$3,989,957	$4,298,044

Operating income:
Real Estate	$9,671,504	$16,381,823	$14,775,846
Professional - without impairment loss	7,514,924	7,702,175	7,967,368
Professional - impairment loss	(7,239,514)	—	—
Light Industrial	4,767,103	4,776,369	5,583,999
Home office - selling	(663,110)	(516,190)	(666,472)
Home office - general and administrative	(10,588,819)	(8,682,689)	(7,176,363)
Home office - gain on contingent consideration	76,102	—	3,775,307
Total	$3,538,190	$19,661,488	$24,259,685

Capital Expenditures:
Real Estate	$81,918	$251,461	$124,643
Professional	184,611	582,573	474,670
Light Industrial	68,730	152,632	119,886
Home office	1,809,687	1,242,843	204,795
Total	$2,144,946	$2,229,509	$923,994

Total Assets:
Real Estate	$15,598,575	$16,785,163
Professional	81,671,193	72,623,242
Light Industrial	16,122,052	15,223,581
Home office	16,886,448	10,954,058
Total	$130,278,268	$115,586,044

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$74,067,429	$62,606,334	$71,518,691	$69,698,426	$277,890,880
Gross Profit	$20,275,732	$16,905,143	$19,711,926	$19,327,203	$76,220,004
Income (Loss) before income taxes	$2,201,368	$(6,514,422)	$3,288,263	$2,979,351	$1,954,560
Net income (loss)	$1,498,859	$(4,829,262)	$2,565,563	$2,206,308	$1,441,468

Net income (loss) per share:
Basic	$0.15	$(0.47)	$0.25	$0.21	$0.14
Diluted	$0.14	$(0.47)	$0.25	$0.21	$0.14

Weighted-average shares outstanding:
Basic	10,308,445	10,306,986	10,312,939	10,318,053	10,311,606
Diluted	10,382,999	10,306,986	10,326,493	10,334,478	10,338,029

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$68,776,067	$73,857,890	$79,364,306	$72,315,285	$294,313,548
Gross Profit	$18,438,640	$20,862,834	$22,176,622	$19,203,169	$80,681,265
Income before income taxes	$3,233,471	$4,924,649	$5,540,959	$3,852,889	$17,551,968
Net income	$2,496,024	$3,801,829	$4,207,170	$2,741,967	$13,246,990

Net income per share:
Basic	$0.24	$0.37	$0.41	$0.27	$1.29
Diluted	$0.24	$0.37	$0.41	$0.26	$1.28

Weighted-average shares outstanding:
Basic	10,229,462	10,232,588	10,239,126	10,253,085	10,238,565
Diluted	10,404,355	10,362,038	10,343,673	10,370,996	10,350,775

NOTE 19 - SUBSEQUENT EVENTS

Momentum Solutionz LLC

On February 8, 2021, the Company acquired substantially all of the assets and assumed certain liabilities of Momentum Solutionz for a purchase price of $3.8 million cash, subject to customary purchase price adjustments as specified in the purchase agreement. The purchase agreement further provides for contingent consideration of up to $2.2 million based on the performance of the acquired business for the two years following the date of acquisition. At closing, the purchase price was paid out of currently available funds under the Company’s credit agreement led by BMO. The acquired business was assigned to the Professional segment.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of Momentum Solutionz allows the Company to strengthen its operations in IT consultants and technology professionals. Momentum Solutionz provides IT consulting and managed workforce solutions for organizations utilizing ERP systems. The IT consulting workforce solutions include strategic planning, software selection, road mapping, cloud migration, and implementation of ERP systems. The IT managed workforce solutions include optimization and maintenance of ERP systems. Momentum Solutionz provides workforce solutions to clients throughout the United States in a variety of industries, including but not limited to hospitals, retail, universities and mid-size businesses. As the transaction was recently completed, the initial accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, has not been completed.

Debt

In connection with the acquisition of the assets of Momentum Solutionz described above, on February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility under the Company's credit agreement led by BMO, as described in Note 10 above.

Dividend

On February 3, 2021, the Company's board of directors declared a cash dividend in the amount of $0.10 per share of common stock to be paid on February 26, 2021 to all shareholders of record as of the close of business on February 18, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2020, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 27, 2020.

As previously disclosed in our Form 10-Q for the quarter ended June 28, 2020, management had identified a deficiency in our internal control over financial reporting, which was related to the quantitative assessment of impairment of goodwill and intangible assets. Our management had concluded that we did not maintain effective controls related to the technical aspects of GAAP for testing goodwill and other intangible assets for impairment. Management had determined that the aggregate impact of this deficiency resulted in a material weakness. The material weakness did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results. As described below, our management believes this material weakness has since been effectively remediated.

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

The effectiveness of our internal control over financial reporting as of December 27, 2020, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Steps to Address the Material Weakness

Since identifying the material weakness related to our process of impairment assessment of goodwill and intangible assets, we have taken steps to strengthen the control function related to the financial closing process. These steps included retaining external expert resources, enhancing the design of certain management review controls and providing training regarding internal control processes. Management believes that these efforts have effectively remediated the material weaknesses. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Other

Management's assessment and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the internal controls of the Company's fiscal year 2020 acquisition of EdgeRock Technology Holding, Inc. as further described in Note 3 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference. This entity constituted approximately 6.0% of the Company's total assets as of December 27, 2020 and 12.5% of revenues for the fiscal year then ended. Management did not assess the effectiveness of internal control over financial reporting for this entity because of the timing of the acquisition during the fiscal year.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BGSF, Inc. (the “Company”) internal control over financial reporting as of December 27, 2020, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on criteria established in 2013 Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of December 27, 2020 and December 29, 2019, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2020, and our report dated March 11, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

Our audit of and opinion on the Company’s internal control over financial reporting does not include the internal control over financial reporting related to the acquired business, EdgeRock Technology Holding, Inc. As disclosed in Note 3 to the consolidated financial statements, this business was acquired by the Company during the year ended December 27, 2020, and whose total assets and revenues were 6.0 and 12.5 percent, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 27, 2020. Managements assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the acquired business.

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
March 11, 2021

Item 9B.  Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our board of directors consists of seven directors. Our board of directors has determined that the following directors are “independent” as defined under the rules of the NYSE: C. David Allen, Jr., Richard L. Baum, Jr., Douglas E. Hailey, Cynthia Marshall, and Paul A. Seid. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:
•Our Class I directors are L. Allen Baker, Jr. and Beth Garvey, and the term of each director will expire at the 2021 annual meeting of stockholders;
•Our Class II directors are Richard L. Baum, Jr., Cynthia Marshall, and Paul A. Seid, and the term of each director will expire at the 2022 annual meeting of stockholders; and
•Our Class III directors are C. David Allen, Jr. and Douglas E. Hailey the term of each director will expire at the 2023 annual meeting of stockholders.
As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Board Leadership and Role in Risk Oversight

Meetings of our board of directors (including executive sessions other than executive sessions consisting only of independent directors) are presided over by our chairman of the board, L. Allen Baker, Jr. Our board of directors does not have a formal policy addressing whether or not the roles of chairman and chief executive officer should be separate or combined. The directors serving on the board of directors possess considerable professional and industry experience, significant experience as directors of both public and private companies and a unique knowledge of the challenges and opportunities that the Company faces. As such, the board of directors believes that it is in the best position to evaluate the needs of the Company and to determine how best to organize the Company’s leadership structure to meet those needs. At present, the board of directors has chosen to separate the positions of chairman and chief executive officer. While the board of directors believes it is important to retain the flexibility to determine whether the roles of chairman and chief executive officer should be separated or combined in one individual, the board of directors believes that this structure represents the appropriate allocation of roles and responsibilities at this time. Our board of directors believes that Mr. Baker is currently best situated to preside over meetings of our board of directors because of his familiarity with our business and ability to effectively identify strategic priorities and lead the discussion and execution of strategy. This allows Ms. Garvey to focus on our day-to-day business and strategy, meet with investors, and convey management’s perspective to other members of the board of directors. Ms. Garvey works closely with Mr. Baker to identify appropriate topics of consideration for the board of directors and to plan effective and informative board of directors meetings.

Our board of directors oversees the risk management activities designed and implemented by our management and executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, our whistle blower program, business operations and capital structure. In addition, our board of directors receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

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

Our Audit Committee consists of C. David Allen, Jr., Richard L. Baum, Jr. and Douglas E. Hailey. We believe that each qualifies as independent directors according to the rules and regulations of the SEC and NYSE with respect to audit committee membership. We also believe that Mr. Hailey and Mr. Allen qualify as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available on our home office website under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key team members compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan and our 2020 Employee Stock Purchase Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2020.

 Our Compensation Committee consists of C. David Allen, Jr., Richard L. Baum, Jr., Cynthia Marshall, and Paul A. Seid. Our board of directors has adopted a written charter for the Compensation Committee, which is available on our home office website under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee
We have a Nominating and Corporate Governance Committee, which identifies, evaluates and recommends qualified nominees to serve on our board of directors, develops and oversees our internal corporate governance processes and maintains a management succession plan. Our Nominating and Corporate Governance Committee charter defines the committee’s primary duties. The Nominating and Corporate Governance Committee will evaluate nominees for director, including nominees recommended by stockholders, using all relevant criteria, including diversity of experience and background. The Nominating and Corporate Governance Committee will consider any director candidates recommended by the Company’s stockholders provided that the notice and information requirements specified by Section 2.06(b)–(c) of the Bylaws (relating to direct stockholder nominations) are complied with. Our Nominating and Corporate Governance Committee consists of Richard L. Baum, Jr., Douglas E. Hailey, Cynthia Marshall, and Paul A. Seid. A copy of the Nominating and Corporate Governance Committee’s charter is posted on our website at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Other Committees
Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Family Relationships
There are no family relationships among any of our executive officers or any of our directors.
Directors

C. David Allen, Jr.

Independent Director
Age: 57
Director Since: 2014
Committees Served: Audit Committee, Compensation Committee

Since 2016, Mr. Allen has served as Chief Financial Officer of Smart Start, LLC, a provider of automotive technology products. Prior to Smart Start, from 2015 to 2016, Mr. Allen has served as Chief Financial Officer of Graebel Vanlines Holdings, LLC, a provider of commercial and residential logistics, moving and storage services. Prior to Graebel, from 2009 to 2015, Mr. Allen served as an officer of Snelling Services, LLC, a workforce solutions and contract provider. From 2010 to 2015, Mr. Allen served as President and Chief Executive Officer. From 2009 to 2010 he served as Chief Financial Officer. Prior to Snelling, Mr. Allen served for three years as Chief Operating Officer and six years as Chief Financial Officer for Telvista Inc., a business process outsourcer providing customer relationship management solutions. He earned a Master of Business Administration degree from the Tuck School at Dartmouth College in 1993 and received a Bachelor of Business Administration from Stephen F. Austin State University with honors in 1986. Our board of directors benefits from Mr. Allen's extensive experience in the workforce solutions industry as well as his financial expertise.

L. Allen Baker, Jr.

Chairman
Age: 71
Director Since: 2013
L. Allen Baker, Jr. joined the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BGSF, Inc.) in 2008 while serving as the Executive Vice President/Chief Financial Officer of Impact Confections, Inc., a confections manufacturing company in Colorado, a position Mr. Baker held from 2002 through 2009 and was appointed to our board of directors in November 2013. He served as President and Chief Executive Officer of BGSF from 2009 through October 2018 when he assumed the role of Chairman. From 1985 to 2002, Mr. Baker served as Executive Vice President and Chief Financial Officer of Piping Design Services, Inc. d/b/a PDS Technical Services, a national, privately held service company headquartered in the Dallas/Fort Worth area, with operations in 43 states. Prior to this position, he worked at Core Laboratories, Inc. as the Corporate Controller from 1980 to 1985 and as Data Processing Manager from 1976 to 1980. Mr. Baker held several computer programmer positions prior to joining Core Laboratories, Inc. He has a Bachelor of Science in Mathematics with a minor in Computer Information Systems from West Texas A&M University (formerly West Texas State University) and a Master of Business Administration from the University of Dallas. Our board of directors benefits from Mr. Baker's extensive experience in the workforce solution industry.

Richard L. Baum, Jr.

Independent Director
Age: 60
Director Since: 2013
Committees Served: Audit Committee, Compensation Committee (Chair), Nominating and Corporate Governance Committee (Chair)

Richard L. Baum, Jr. served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BGSF, Inc.) since its inception and was appointed to serve on our board of directors in November 2013. Since March 2013, Mr. Baum has been Chairman of the Board of Unique Fabricating, Inc. (NYSE American: UFAB). Mr. Baum joined Taglich Private Equity LLC in 2005 and currently is an active director with a number of private companies where Taglich has an investment. Prior to joining Taglich, Mr. Baum led a group that purchased a private equity portfolio from Transamerica Business Credit. From 1998 to 2003, Mr. Baum was a Managing Director in the small business merger and acquisition practices of Wachovia Securities and its predecessor, First Union Securities. From 1988 through 1998, Mr. Baum was a Principal with the Mid-Atlantic Companies, Ltd., a financial services firm acquired by First Union in 1998. Mr. Baum received a Bachelor of Science from Drexel University and a Master of Business Administration from the Wharton School of the University of Pennsylvania. Our board of directors benefits from Mr. Baum's perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

Beth Garvey

President and Chief Executive Officer
Age: 55
Director Since: 2020
Beth Garvey began serving as director in July 2020 and as President and Chief Executive Officer of the Company in October 2018. Ms. Garvey previously served as Chief Operating Officer of the Company from August 2016 and joined the Company through the Company's acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC (“InStaff”) in 2013. Ms. Garvey started at InStaff in 1998 as Director of Human Resources, subsequently serving as Director of Operations, VP of Operations, Senior VP of Operations, COO and ultimately CEO prior to our acquisition. The Staffing Industry Analysts has recognized her as one of North America Staffing 100 for the previous 2 years and included her in the Global Power 150 – Women in Staffing list for the past 3 years. In addition, D CEO has named Ms. Garvey as one of the top Dallas 500 Business Leaders 4 times. In 2010, Ms. Garvey was a Dallas Business Journal ‘Women in Business’ honoree recognizing outstanding local women business leaders who not only make a difference in their industries, but also in their communities. Beth currently serves on the Board of Directors of the Dallas Regional Chamber and is co-chair of the Talent Attraction committee. She is a past chair of the Executive Committee for the Dallas Executive Women’s Roundtable and is on the Board of Directors for The Family Place, a non-profit supporting victims of family violence. In addition, she is a founding member of Y Texas, as well as a Board Member of the Y Texas Foundation an initiative of Texas CEO’s to help advance workforce development initiatives for students and veterans in the State of Texas. Recently, Ms. Garvey was named as a finalist in the EY Entrepreneur of the Year® 2020 Award for the Southwest region. We believe that Ms. Garvey should serve as a member of the Board due to her extensive experience in the workforce solutions industry.

Douglas E. Hailey

Independent Director
Age: 59
Director Since: 2013
Committees Served: Audit Committee (Chair), Nominating and Corporate Governance Committee

Douglas E. Hailey served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BGSF, Inc.) since its inception and was appointed to our board of directors in November 2013. Mr. Hailey is the managing director of Taglich Private Equity LLC. Mr. Hailey joined Taglich Brothers, Inc. in 1994 as Head of Investment Banking and is an employee, not a partner, director, shareholder or executive officer. Taglich Brothers, Inc. is not an affiliate of Taglich Private Equity LLC. He co-led the private equity initiative in 2001 and currently participates in evaluating and executing new investments. Prior to joining Taglich Brothers, Inc., Mr. Hailey spent five years with Weatherly Financial Group, assisting in sponsoring leveraged buyouts and five years in structured finance lending at Heller Financial and the Bank of New York. He received a Bachelor of Business Administration from Eastern New Mexico University and a Master of Business Administration in Finance from the University of Texas. Our board of directors benefits from Mr. Hailey's perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

Cynthia Marshall

Independent Director
Age: 61
Director Since: 2020
Committees Served: Compensation Committee, Nominating and Corporate Governance Committee

Ms. Marshall began service as director in July 2020. Ms. Marshall is currently the CEO of the Dallas Mavericks, is Founder, President and CEO of the consulting firm Marshalling Resources. The Marshalling Resources consulting firm specializes in leadership, diversity and inclusion, culture transformation and overall optimization of people resources. Ms. Marshall worked with The Dow Chemical Company in 2017 and 2018 to develop and implement a strategy for institutionalizing an inclusive culture. Prior to this position, Ms. Marshall retired from a 36-year career at AT&T, where she had ultimately served as SVP - Human Resources and Chief Diversity Officer. She was responsible for identifying and developing leaders, aligning employees with the company’s vision and priorities, overseeing major business unit HR support, performance development, employee engagement, skills transformation initiatives, EEO and Affirmative Action. She led the team that created a world class Diversity and Inclusion culture, earning AT&T a top 3 ranking on Diversity Inc’s 2017 Top 50 list of companies. Ms. Marshall also spearheaded the work that for the first-time placed AT&T on Fortune’s 100 Best Companies to Work For list in 2017 (one of only two Fortune 50 companies). Before her SVP-Human Resources and Chief Diversity Officer roles, Ms. Marshall served as President - AT&T North Carolina where she became the first African-American chair of the North Carolina State Chamber of Commerce. Marshall graduated from the University of California-Berkeley with degrees in Business Administration and Human Resources Management and holds four honorary Doctorate degrees. Ms. Marshall has chaired a variety of non-profit boards and is currently on the board of Dallas CASA, Dallas Regional Chamber, Texas Women’s Foundation, Texas 2036 and a member of the Executive Leadership Council. We believe that Ms. Marshall should serve as a member of the Board due to her extensive leadership and business experience and her expertise with respect to human resources and culture.

Paul A. Seid

Independent Director
Age: 72
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

Information about our Executive Officers
Our board of directors appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our board of directors and until their successors are appointed, or until the earlier of their death, resignation or removal.

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

Beth Garvey	55	President and Chief Executive Officer
Dan Hollenbach	65	Chief Financial Officer and Secretary

Beth Garvey began serving as President and Chief Executive Officer of the Company in October 2018. Ms. Garvey previously served as Chief Operating Officer of the Company from August 2016 and joined the Company through the Company's acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC (“InStaff”) in 2013. Ms. Garvey started at InStaff in 1998 as Director of Human Resources, subsequently serving as Director of Operations, VP of Operations, Senior VP of Operations, COO and ultimately CEO prior to our acquisition. The Staffing Industry Analysts has recognized her as one of North America Staffing 100 for the previous 2 years and included her in the Global Power 150 – Women in Staffing list for the past 3 years. In addition, D CEO has named Garvey as one of the top Dallas 500 Business Leaders 4 times. In 2010, Ms. Garvey was a Dallas Business Journal ‘Women in Business’ honoree recognizing outstanding local women business leaders who not only make a difference in their industries, but also in their communities. Beth currently serves on the Board of Directors of the Dallas Regional Chamber and is co-chair of the Talent Attraction committee. She is a past chair of the Executive Committee for the Dallas Executive Women’s Roundtable and is on the Board of Directors for The Family Place, a non-profit supporting victims of family violence. In addition, she is a founding member of Y Texas, as well as a Board Member of the Y Texas Foundation an initiative of Texas CEO’s to help advance workforce development initiatives for students and veterans in the State of Texas. Recently, Ms. Garvey was named as a finalist in the EY Entrepreneur of the Year® 2020 Award for the Southwest region.

Dan Hollenbach joined as CFO and Secretary in August 2015. Prior to joining the Company, Mr. Hollenbach was the CFO of Cybergy Holdings, Inc. (OTC: CYBG), an advisory service and products company for the federal and state governments, and commercial client partners, from May 2014 to August 2015. Prior to this position, he led the consulting practice for Robert Half Management Resources in Colorado from June 2010 to May 2014. From August 2004 to July 2009, Dan was the CFO for Global Employment Holdings (OTC: GEYH), a national workforce solution, consulting, and professional employer organization company. Mr. Hollenbach began his career in the Audit and Assurance Services practice of EY before entering the corporate world. He has over three decades of experience in corporate accounting and finance, including expertise in initial public offerings, SEC reporting, mergers and acquisitions, SarbanesOxley, treasury management, process improvement, and all phases of audit, tax, and reporting. Additionally, he has served on audit committees and led negotiations of multiple senior debt restructurings. He is a CPA in the State of Texas, holds a Chartered Global Management Accountant certification, and received his B.B.A. in accounting from Texas Tech University.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our team members, including our chief executive officer and our chief financial officer (who is our principal accounting officer). Our Code of Ethics is available on our website at www.bgsf.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

Corporate Governance Guidelines

The board of directors has adopted Corporate Governance Guidelines on a number of significant matters, including director qualifications, director responsibilities, board committees, director access to officers, employees, and advisors, director compensation, related party transactions, annual performance evaluations, and chief executive officer and director succession. A copy of the Corporate Governance Guidelines is posted on our website at http://www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC and further requires us to identify in this Annual Report on Form 10-K those executive officers, directors and persons who failed to timely file such a report. A Form 4 for Ms. Beth Garvey and Mr. Dan Hollenbach were filed late on August 7, 2020 to report an option grant on August 4, 2020 of 6,000 and 4,500 shares of common stock, respectively. A Form 4 for Mr. C. David Allen, Jr., Mr. L. Allen Baker, Jr., Mr. Richard L. Baum, Jr., Mr. Douglas E. Hailey, and Mr. Paul A. Seid were filed late on August 7, 2020 to report an option grant and restricted stock grant on August 4, 2020 of 2,060 and 1,672, respectively, shares of common stock each. A Form 3 for Cynthia Marshall was filed late on August 11, 2020 to report ownership on July 29, 2020 and a Form 4 for Ms. Cynthia Marshall was filed late on August 11, 2020 to report an option grant and restricted stock grant on August 4, 2020 of 2,060 and 1,672, respectively, shares of common stock. A Form 4 for Mr. C. David Allen, Jr., Mr. L. Allen Baker, Jr., Mr. Richard L. Baum, Jr., Mr. Douglas E. Hailey, Ms. Cynthia Marshall, and Mr. Paul A. Seid were filed late on November 20, 2020 to report a restricted stock grant on November 4, 2020 of 1,932 shares of common stock each. Excepting the late filing disclosed above, and based solely on our review of these forms or written representations from the executive officers, directors and persons who own more than 10% of our common stock, we believe that all Section 16(a) filing requirements were met during Fiscal 2020.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for Fiscal 2020 are:

•Beth Garvey, our President and Chief Executive Officer; and

•Dan Hollenbach, our Chief Financial Officer and Secretary (Principal Financial and Accounting Officer).

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During
Fiscal 2020, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

Beth Garvey President and Chief Executive Officer	2020	$350,000	$113,475	$35,763	$193,860	$—	$—	$14,588	(1)	$707,686
	2019	$350,000	$70,000	$—	$252,728	$—	$—	$13,710	(1)	$686,438

Dan Hollenbach Chief Financial Officer and Secretary	2020	$275,000	$94,725	$35,763	$124,214	$—	$—	$10,400	(1)	$540,102
	2019	$275,000	$55,000	$—	$184,766	$—	$—	$5,710	(1)	$520,476
(*)The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 14 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.
(1)Represents the matching 401(k) contributions made by us.

Agreements with Executive Officers

President and Chief Executive Officer

On October 1, 2018, we amended a 2016 employment agreement with Beth Garvey pursuant to which Ms. Garvey serves as our President and Chief Executive Officer through September 30, 2021. The agreement remains in effect under successive one-year extensions unless terminated pursuant its terms. Ms. Garvey's annual compensation is evaluated annually, but may not be less than $350,000 per year. Effective December 27, 2020, Ms. Garvey's annual salary was raised to $425,000.

Ms. Garvey is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation Committee) and, except as stated in her employment agreement, provided that Ms. Garvey is in our employment on the last day of the fiscal year. Moreover, if certain acquisitions occur during her employment period, Ms. Garvey will receive a bonus equal to 1% of the acquired company’s adjusted EBITDA, as determined by the board, for the first 12 months after the acquisition’s closing date. The Compensation Committee may also grant discretionary bonuses.

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

Ms. Garvey was granted stock options in Fiscal 2020 and granted stock options and restricted stock in Fiscal 2018 as further described under “Outstanding Equity Awards” below.

Chief Financial Officer

On October 1, 2018, we amended a 2015 employment agreement with Dan Hollenbach pursuant to which Mr. Hollenbach serves as our Chief Financial Officer and Secretary through September 30, 2021. The contract remains in effect under successive one-year extensions unless terminated pursuant to its terms. Mr. Hollenbach's annual compensation is evaluated annually, but may not be less than $275,000 per year. Effective December 27, 2020, Mr. Hollenbach's annual salary was raised to $320,000.

Mr. Hollenbach is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation Committee) and, except as stated in his employment agreement, provided that Mr. Hollenbach is in our employment on the last day of the fiscal year. Moreover, if certain acquisitions occur during his employment period, Mr. Hollenbach will receive a bonus equal to 1% of the acquired company’s adjusted EBITDA, as determined by the board, for the first 12 months after the acquisition’s closing date. The Compensation Committee may also grant discretionary bonuses.

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

Mr. Hollenbach was granted stock options in Fiscal 2020 and granted stock options and restricted stock in Fiscal 2018 as further described under “Outstanding Equity Awards” below.

2013 Long-Term Incentive Plan

In December 2013, the board of directors adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. A total of 900,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the original 2013 Plan. On November 3, 2020 and May 16, 2017, stockholders of the Company approved and made effective amendments to the 2013 Plan, which each added an additional 250,000 shares of common stock reserved for issuance. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan, of which 1,088,739 shares remain available for issuance as of December 27, 2020.

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

For more details on our 2013 Plan, see our registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013, Form S-8 (File No. 333-218869) filed on June 20, 2017, Form S-8 (File No. 333-251192) filed on December 8, 2020, and Note 14 in the Notes to Consolidated Financial Statements.

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the board of directors adopted and the shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. All shares remain available for issuance as of December 27, 2020 and we plan to begin our initial offering period during second quarter 2021.

For more details on our 2020 Plan, see our registration statement on Form S-8 (File No. 333-251193) filed on December 8, 2020, and Note 14 in the Notes to Consolidated Financial Statements.

Outstanding Equity Awards

The following table presents outstanding equity awards as of December 27, 2020.

Name	Option Awards							Stock Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
(a)		(b)	(c)		(d)	(e)	(f)	(g)		(h)

Beth Garvey	08/04/2020	1,200	2,400	(1)	—	$9.72	08/04/2030	—		—
	08/04/2020	—	2,400	(2)	—	$9.72	08/04/2030	—		—
	09/24/2018	—	6,150	(3)	—	$25.71	09/24/2028	—		—
	09/24/2018	60,000	33,850	(4)	—	$25.71	09/24/2028	—		—
	08/10/2018	—	—		—	$—	—	1,250	(11)	$15,763
	06/07/2017	—	2,500	(5)	—	$16.76	06/07/2027	—		—
	06/07/2017	10,000	—		—	$16.76	06/07/2027	—		—
	08/16/2016	13,185	—		—	$17.46	08/16/2026	—		—
	08/16/2016	36,815	—		—	$17.46	08/16/2026	—		—
	06/09/2015	20,000	—		—	$11.00	06/09/2025	—		—

Dan Hollenbach	08/04/2020	900	1,800	(6)	—	$9.72	08/04/2030	—		—
	08/04/2020	—	1,800	(7)	—	$9.72	08/04/2030	—		—
	09/24/2018	2,260	6,150	(8)	—	$25.71	09/24/2028	—		—
	09/24/2018	42,740	23,850	(9)	—	$25.71	09/24/2028	—		—
	08/10/2018	—	—		—	$—	—	1,250	(11)	$15,763
	06/07/2017	2,500	2,500	(10)	—	$16.76	06/07/2027	—		—
	06/07/2017	7,500	—		—	$16.76	06/07/2027	—		—
	10/27/2015	17,012	—		—	$11.07	10/27/2025	—		—
	10/27/2015	19,835	—		—	$11.07	10/27/2025	—		—
(1)Incentive stock options will vest 1,200 on August 4, 2021 and 1,200 on August 4, 2022.
(2)Nonqualified stock options will vest 1,200 on August 4, 2023 and 1,200 on August 4, 2024.
(3)Incentive stock options will vest 2,260 on September 24, 2021 and 3,890 on September 24, 2022.
(4)Nonqualified stock options will vest 17,740 on September 24, 2021 and 16,110 on September 24, 2022.
(5)Incentive stock options will vest on June 7, 2021.
(6)Incentive stock options will vest 900 on August 4, 2021 and 900 on August 4, 2022.
(7)Nonqualified stock options will vest 900 on August 4, 2023 and 900 on August 4, 2024.
(8)Incentive stock options will vest 2,260 on September 24, 2021 and 3,890 on September 24, 2022.
(9)Nonqualified stock options will vest 12,740 on September 24, 2021 and 11,110 on September 24, 2022.
(10)Incentive stock options will 2,500 on June 7, 2021.
(11)Shares will vest on August 10, 2021.

Each option and stock award is subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each option is further subject to the terms and conditions set forth in the 2013 Plan and in the applicable Stock Option Agreement.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is a current or former officer or team member of BGSF, Inc. or its subsidiaries. No executive officer of BGSF, Inc. served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Director Compensation

Set forth below is a summary of the components of compensation payable to our non-management directors.

Cash Compensation

We reimburse each member of our board of directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of our board of directors and any committees thereof, including, without limitation, reasonable travel, lodging and meal expenses. Each director who is not a team member or officer of the Company is entitled to (i) an annual retainer of $45,000 for their service on our board of directors, and (ii) an annual retainer of $5,000 for audit committee service.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairman of the Board ($)	Total ($)

C. David Allen, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
L. Allen Baker, Jr.	$45,000	$—	$—	$—	$—	$45,000
Richard L. Baum, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
Douglas E. Hailey	$45,000	$5,000	$—	$—	$—	$50,000
Cynthia Marshall *	$22,500	$—	$—	$—	$—	$22,500
Paul A. Seid	$45,000	$—	$—	$—	$—	$45,000
*Ms. Marshall began service as a director in July 2020.

Director Compensation for Fiscal 2020

The table below sets forth the compensation payable to our non-management directors for service during Fiscal 2020.

Name	Fees earned or paid in cash ($)	Stock awards ($) (*)	Option awards ($) (*)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

C. David Allen, Jr.	$50,000	$46,270	$4,032	$—	$—	$—	$100,302
L. Allen Baker, Jr.	$45,000	$10,507	$4,032	$—	$—	$—	$59,539
Richard L. Baum, Jr.	$50,000	$46,270	$4,032	$—	$—	$—	$100,302
Douglas E. Hailey	$50,000	$46,270	$4,032	$—	$—	$—	$100,302
Cynthia Marshall	$22,500	$10,507	$952	$—	$—	$—	$33,959
Paul A. Seid	$45,000	$46,270	$4,032	$—	$—	$—	$95,302
*The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 14 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of January 15, 2021 by:

•each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our named executive officers and directors; and

•all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 10,328,379 shares of common stock outstanding as of January 15, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of January 15, 2021 through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BGSF, Inc., 5850 Granite Parkway, Suite 730, Plano, Texas 75024.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

Dan Hollenbach	97,597	(1)	*
C. David Allen, Jr.	11,766	(2)	*
L. Allen Baker, Jr.	60,801	(3)	*
Richard L. Baum, Jr.	77,198	(4)	*
Beth Garvey	169,805	(5)	1.6%
Douglas E. Hailey	98,348	(6)	*
Cynthia Marshall	4,016	(7)	*
Paul A. Seid	64,723	(8)	*
All executive officers and directors as a group (8 total)	584,254		2.8%
BlackRock, Inc. (9)	664,894	(10)	6.4%

*	Less than 1%.
(1)	Includes 92,747 shares of common stock issuable upon exercise of stock options and 1,250 shares of unvested restricted common stock.
(2)	Includes 1,412 shares of common stock issuable upon exercise of stock options and 4,893 shares of unvested restricted common stock.
(3)	Includes 55,785 shares of common stock held by a trust, 1,412 shares of common stock issuable upon exercise of stock options, and 3,643 shares of unvested restricted common stock.
(4)	Includes 13,662 shares of common stock issuable upon exercise of stock options, 44,544 shares of common stock held by a private investment company controlled by Mr. Baum, 5,388 shares of common stock held by a family trust and 4,893 shares of unvested restricted common stock.
(5)	Includes 141,200 shares of common stock issuable upon exercise of stock options and 1,250 shares of unvested restricted common stock.
(6)	Includes 25,160 and 1,613 shares of common stock issuable upon exercise of stock options and warrants, respectively, and 4,893 shares of unvested restricted common stock.

(7)	Includes 412 shares of common stock issuable upon exercise of stock options and 3,643 shares of unvested restricted common stock.
(8)	Includes 13,662 shares of common stock issuable upon exercise of stock options and 4,893 shares of unvested restricted common stock.
(9)	The address of BlackRock, Inc. is SS East 52nd Street, New York, New York 10055.
(10)	Includes 656,500 shares over which BlackRock, Inc. or its subsidiaries have sole voting power and 664,894 shares over which such entities have sole disposition power.

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
•the nature of the related person’s interest in the transaction;
•the material terms of the transaction, including the amount involved and type of transaction;
•the importance of the transaction to the related person and to the Company;
•whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and
•any other matters the Audit Committee deems appropriate.
Any member of the Audit Committee who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

2018 Registered Offering

On May 25, 2018, the Company issued and sold 1,293,750 shares of common stock, $0.01 par value per share, to various investors in a registered offering for an aggregate purchase price of $23.3 million in cash. The purchase price was $18.00 per share. The newly issued shares constituted approximately 14.7% of the total of issued and outstanding shares of common stock immediately before the initial execution of the Underwriting Agreement. In connection with the closing, underwriting discounts received by Taglich Brothers, Inc., as joint book-running manager, were approximately $0.8 million. Michael N. Taglich and Robert F. Taglich are co-founders of Taglich Brothers, Inc. and the beneficial owners of more than 5% of our common stock. Doug Hailey is not an owner, director, or executive officer of Taglich Brothers, Inc. Taglich Brothers, Inc. is not an affiliate of Taglich Private Equity LLC. The Company used a portion of the net proceeds received from the sale of the common stock to cancel outstanding in-the-money stock options held by L. Allen Baker, Jr., BGSF's President and Chief Executive Officer, as further described below.

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

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in Fiscal 2020, 2019, and 2018 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during Fiscal 2020, 2019, and 2018 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for Fiscal 2020 and 2019 are set forth below.

	2020	2019

Audit Fees (1)	$298,487	$266,992
Audit-Related Fees (2)	48,435	71,300
Tax Fees	—	—
All Other Fees	—	—
Total	$346,922	$338,292

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

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for the 2021 fiscal year and Whitley Penn LLP has served in this capacity since 2013. Our board of directors has further directed that we submit the selection of our independent registered public accounting firm for ratification by our shareholders at the 2021 annual meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(1)    Financial Statements

The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm are contained in Item 8 of Part II of this Annual Report on Form 10-K as indicated:

(2)Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)Exhibits
See the list of exhibits in the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2021.

BGSF, INC.

By:	/s/ Beth Garvey
Name: Beth Garvey
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2021.

/s/ Beth Garvey	President and Chief Executive Officer and Director
Beth Garvey	(Principal Executive Officer)

/s/ Dan Hollenbach	Chief Financial Officer and Secretary
Dan Hollenbach	(Principal Financial and Accounting Officer)

/s/ C. David Allen, Jr.	Director
C. David Allen, Jr.

/s/ L. Allen Baker, Jr.	Chairman of the Board
L. Allen Baker, Jr.

/s/ Richard L. Baum, Jr.	Director
Richard L. Baum, Jr.

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Cynthia Marshall	Director
Cynthia Marshall

/s/ Paul A. Seid	Director
Paul A. Seid

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of May 28, 2013, by and among LTN Staffing, LLC, InStaff Holding Corporation and InStaff Personnel, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

2.2
Asset Purchase Agreement, dated as of December 3, 2012, by and among BG Staffing, LLC, American Partners, Inc., Thomas Leonard, Justin Franks, Ronald Wnek, and LTN Acquisition, LLC (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

2.3
Asset Purchase Agreement, dated as of February 23, 2015, between BG Finance and Accounting, Inc., BG Staffing, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from the registrant’s Form 8-K filed on February 27, 2015)

2.4
First Amendment to Asset Purchase Agreement, dated as of December 15, 2015, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from Amendment No. 1 to the registrant's Annual Report on Form 10-K filed on April 25, 2016)

2.5
Second Amendment to Asset Purchase Agreement, dated as of March 9, 2016, among BG Finance and Accounting, Inc., D&W Talent, LLC and Willis Group, LLC (incorporated by reference from Amendment No. 1 to the registrant's Annual Report on Form 10-K filed on April 25, 2016)

2.6
Asset Purchase Agreement, dated as of September 28, 2015, between BG Staffing, LLC, as Buyer, Vision Technology Services, Inc., Vision Technology Services, LLC and VTS-VM, LLC, collectively, as Sellers, and M. Scott Cerasoli and Robert Troska, collectively, as the Selling Persons (incorporated by reference from the registrant’s Form 8-K filed on September 30, 2015)

2.7
Asset Purchase Agreement, dated, as of April 3, 2017, by and between BG Staffing, Inc., BG Staffing, LLC, Zycron Inc., and Darrell S. Freeman (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 6, 2017)

2.8
Asset Purchase Agreement, dated as of September 18, 2017, by and between BG Finance and Accounting, Inc., Smart Resources, Inc. and Accountable Search, LLC, and Timothy J. Flood and Margaret L. Francis (incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 22, 2017)

2.9
Asset Purchase Agreement, dated as of December 13, 2019, between BG Staffing, Inc., BG Staffing, LLC, L.J.Kushner & Associates, L.L.C., and Lee J. Kushner (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 16, 2019)

2.10
Securities Purchase Agreement, dated as of February 3, 2020, by and between BG Staffing, LLC, EdgeRock Technology Holdings, Inc., and CDI Holding Company LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 6, 2020)

2.11
Asset Purchase Agreement, dated as of February 8, 2021, between BG Staffing, LLC, Momentum Solutionz LLC, Lorne Kaufman, and Jeff Servidio (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 11, 2021)

3.1
Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

3.2	Certificate of Amendment to Certificate of Incorporation of BGSF, Inc. (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 12, 2021)
3.3	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013)
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference from the registrant’s Form 10-K filed on March 12, 2020)
10.1**	BG Staffing, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from the registrant’s definitive proxy statement on Schedule 14A filed on March 28, 2017)
10.2**	Form of Nonqualified Stock Option Agreement (Vested Options) (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)

10.3**	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.4**	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.5**	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)
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

10.17**	BG Staffing, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from the registrant’s definitive proxy statement on Schedule 14A filed on September 15, 2020)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101document)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.