Form 10-Q
period 2021-03-28
BGSF, INC.
filed 2021-05-06
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑      No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☑      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2021 was 10,336,110.

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
•continued or escalated conflict in the Middle East or elsewhere; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020.

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

Where You Can Find Other Information

Our website is www.bgsf.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 28, 2021	December 27, 2020
ASSETS
Current assets
Accounts receivable (net of allowance for credit losses of $492,087 at 2021 and 2020)	$42,887,949	$41,493,800
Prepaid expenses and other current assets	2,680,218	2,154,966
Total current assets	45,568,167	43,648,766

Property and equipment, net	4,060,055	3,723,582
Other assets
Deposits and other assets	5,166,124	5,211,145
Deferred income taxes, net	5,874,449	5,827,673
Right-of-use asset - operating leases	5,568,755	6,009,054
Intangible assets, net	36,466,907	33,781,168
Goodwill	34,155,493	32,076,880
Total other assets	87,231,728	82,905,920
Total assets	$136,859,950	$130,278,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$3,000,000	$2,625,000
Accrued interest	105,678	78,134
Accounts payable	261,418	219,693
Accrued payroll and expenses	13,192,509	11,448,403
Contingent consideration, current portion	2,332,911	—
Lease liability, current portion	2,051,537	2,031,898
Other current liabilities	3,549,785	—
Income taxes payable	1,885,433	1,861,116
Total current liabilities	26,379,271	18,264,244

Line of credit (net of deferred finance fees of $249,373 and $268,076 at 2021 and 2020, respectively)	9,563,070	5,709,266
Long-term debt, less current portion	25,550,000	26,300,000
Contingent consideration, less current portion	1,940,216	2,287,926
Lease liability, less current portion	4,387,582	4,903,539
Other long-term liabilities	3,645,637	7,355,541
Total liabilities	71,465,776	64,820,516

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,336,110 and 10,328,379 shares issued and outstanding for 2021 and 2020, respectively, net of treasury stock, at cost, 1,235 shares for 2021 and 2020	73,911	73,834
Additional paid in capital	60,682,974	60,457,044
Retained earnings	4,727,948	5,049,748
Accumulated other comprehensive loss	(90,659)	(122,874)
Total stockholders’ equity	65,394,174	65,457,752
Total liabilities and stockholders’ equity	$136,859,950	$130,278,268
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Thirteen Week Periods Ended March 28, 2021 and March 29, 2020

	Thirteen Weeks Ended
	2021	2020
Revenues	$67,711,690	$74,067,429
Cost of services	48,896,959	53,791,698
Gross profit	18,814,731	20,275,731
Selling, general and administrative expenses	16,723,344	16,203,624
Depreciation and amortization	859,674	1,414,713
Operating income	1,231,713	2,657,394
Interest expense, net	376,527	456,025
Income before income taxes	855,186	2,201,369
Income tax expense	143,389	702,509
Net income	$711,797	$1,498,860

Change in unrealized gains on cash flow hedges	32,215	—
Other comprehensive income	32,215	—
Net comprehensive income	$744,012	$1,498,860

Net income per share:
Basic	$0.07	$0.15
Diluted	$0.07	$0.14

Weighted-average shares outstanding:
Basic	10,332,815	10,308,445
Diluted	10,394,839	10,382,999

Cash dividends declared per common share	$0.10	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirteen Week Periods Ended March 29, 2020 and March 28, 2021

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders’ equity, December 29, 2019	$—	10,309,236	$103,093	$(27,318)	$59,617,787	$8,763,428	$—	$68,456,990
Share-based compensation	—	—	—	—	192,913	—	—	192,913
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—	—
Cash dividend declared	—	—	—	—	—	(3,092,771)	—	(3,092,771)
Net income	—	—	—	—	—	1,498,860	—	1,498,860
Stockholders’ equity, March 29, 2020	$—	10,306,986	$103,070	$(27,318)	$59,810,723	$7,169,517	$—	$67,055,992

Stockholders’ equity, December 27, 2020	$—	10,328,379	$103,284	$(29,450)	$60,457,044	$5,049,748	$(122,874)	$65,457,752
Share-based compensation	—	—	—	—	236,007	—	—	236,007
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Issuance of restricted shares	—	7,518	75	—	(75)	—	—	—
Exercise of common stock options	—	213	2	—	(2)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,033,597)	—	(1,033,597)
Net income	—	—	—	—	—	711,797	—	711,797
Unrealized gains on cash flow hedges	—	—	—	—	—	—	32,215	32,215
Stockholders’ equity, March 28, 2021	$—	10,336,110	$103,361	$(29,450)	$60,682,974	$4,727,948	$(90,659)	$65,394,174

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Week Periods Ended March 28, 2021 and March 29, 2020

	2021	2020
Cash flows from operating activities
Net income	$711,797	$1,498,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201,267	227,271
Amortization	658,407	1,187,442
Amortization of deferred financing fees	18,703	18,703
Interest expense on contingent consideration payable	58,478	49,360
Provision for credit losses	34,758	31,658
Share-based compensation	236,007	192,913
Deferred income taxes	(46,776)	311,700
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,083,786)	3,488,673
Prepaid expenses and other current assets	(521,626)	(1,204,049)
Deposits and other assets	45,020	(72,417)
Accrued interest	27,544	108,349
Accounts payable	16,297	(272,290)
Accrued payroll and expenses	1,695,827	748,828
Other current liabilities	18,977	(16,565)
Income taxes receivable and payable	24,317	344,488
Operating leases	(37,197)	5,298
Other long-term liabilities	(146,881)	—
Net cash provided by operating activities	1,911,133	6,648,222

Cash flows from investing activities
Business acquired, net of cash received	(3,780,000)	(21,680,455)
Capital expenditures	(547,637)	(1,049,673)
Net cash used in investing activities	(4,327,637)	(22,730,128)

Cash flows from financing activities
Net borrowings under line of credit	3,835,101	674,677
Proceeds from issuance of long-term debt	—	18,500,000
Principal payments on long-term debt	(375,000)	—
Payments of dividends	(1,033,597)	(3,092,771)
Issuance of shares, net of offering costs	(10,000)	—
Net cash provided by financing activities	2,416,504	16,081,906
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$223,804	$235,493
Cash paid for taxes, net of refunds	$147,953	$30,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc., along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP, BG Finance and Accounting, Inc., BG California IT Staffing, Inc., BG California Multifamily Staffing, Inc., BG California Finance & Accounting Staffing, Inc., EdgeRock Technology Holdings, Inc. and EdgeRock Technologies, LLC (collectively, the “Company”), is a national provider of workforce solutions.

The Company operates primarily within the United States of America in three industry segments: Real Estate, Professional, and Light Industrial.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently out of 58 locations in 33 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

The Professional segment provides skilled field talent on a nationwide basis for information technology (“IT”) and finance, accounting, legal and human resource client partner projects. The Professional segment operates through three divisions, IT Consulting, IT Infrastructure & Development, and Finance and Accounting under various trade names including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, and Momentum Solutionz.

The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce currently out of 11 locations and 11 on-sites in 7 states. The Light Industrial segment operates through one division under the InStaff trade name.

The Company normally experiences seasonal fluctuations. The quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of client partners’ businesses. Demand for the Real Estate workforce solutions increase in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for the Light Industrial workforce solutions increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, the cost of services typically increases in the first quarter primarily due to the reset of payroll taxes. Normal seasonal demand has been significantly affected by COVID-19.

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

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 27, 2020, included in its Annual Report on Form 10-K.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 28, 2021 and December 27, 2020, and include the thirteen week periods ended March 28, 2021 and March 29, 2020, referred to herein as Fiscal 2021 and 2020, respectively.

Reclassifications

Certain reclassifications have been made to the 2020 financial statements to conform with the 2021 presentation.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of March 28, 2021 and December 27, 2020 or revenue for the thirteen week periods ended March 28, 2021 and March 29, 2020. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2021 and the related percentage for Fiscal 2020 was generated in the following areas:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Tennessee	12%	16%
Texas	28%	24%

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

Changes in the allowance for credit losses are as follows:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Beginning balance	$492,087	$468,233
EdgeRock Technology Holdings, Inc. (“EdgeRock”) acquisition	—	47,498
Provision for credit losses, net	34,758	31,658
Amounts written off, net	(34,758)	(28,908)
Ending balance	$492,087	$518,481

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $4.5 million and $4.3 million at March 28, 2021 and December 27, 2020, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $3.8 million, which are included in Deposits and other assets in the accompanying consolidated balance sheets, as of March 28, 2021 and December 27, 2020.

BGSF, Inc. and Subsidiaries
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

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2021 or Fiscal 2020.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. The Company determined there were no impairment indicators for these assets during Fiscal 2021 or Fiscal 2020.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. The Company determined there were no impairment indicators for goodwill assets during Fiscal 2021 or Fiscal 2020.

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

Workforce solutions revenues - Field talent revenues from contracts with client partners are recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s field talent.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of March 28, 2021. There were no revenues recognized during the thirteen week period ended March 28, 2021 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended March 28, 2021.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Weighted-average number of common shares outstanding:	10,332,815	10,308,445
Effect of dilutive securities:
Stock options and restricted stock	62,024	61,859
Warrants	—	12,695
Weighted-average number of diluted common shares outstanding	10,394,839	10,382,999

Stock options and restricted stock	423,350	423,150
Warrants	25,862	—
Antidilutive shares	449,212	423,150

Income Taxes

The effective tax rates of 16.8% and 31.9% for the thirteen week periods ended March 28, 2021 and March 29, 2020, respectively, were primarily due to state taxes offset by the Work Opportunity Tax Credit in Fiscal 2021 and Fiscal 2020 and the non-deductibility of transaction costs related to the EdgeRock acquisition in Fiscal 2020.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of March 28, 2021, the Company has a $6.5 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual IRC Section 382 limitation of $1.3 million.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of March 28, 2021, goodwill with an adjusted tax basis of $33.1 million is remaining to be amortized for tax purposes.

The Company follows the guidance of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and ASU No. 2021-01, Reference Rate Reform: Scope (“ASU 2021-01”), respectively. Together, ASU 2020-04 and ASU 2021-01 provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications, hedging relationships, and other arrangements that are expected to be impacted by the global transition away from certain reference rates, such as the London Interbank Offered Rate, towards new reference rates. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is evaluating the impact that the guidance will have on its consolidated financial statements and related disclosures, if adopted, and currently does not expect that it would be material.

NOTE 3 - ACQUISITIONS

EdgeRock Technology Holding, Inc.

On February 3, 2020, the Company acquired 100% of the equity of EdgeRock for a net purchase price cash consideration of $21.0 million. The purchase price at closing was paid out of available funds under the Company’s credit agreement led by BMO.

The acquired business was assigned to the Professional segment. The acquisition of EdgeRock allows the Company to strengthen its operations in specialized IT consultants and technology professionals specialized in leading software and data ecosystems, as well as expand its IT geographic operations with offices in Arizona, Florida and Massachusetts.

The Fiscal 2020 consolidated statement of operations and comprehensive income includes eight weeks of EdgeRock operations, which is approximately $6.5 million of revenue and $0.2 million of operating income. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are non- deductible for tax purposes.

For the thirteen week period ended March 29, 2020, the Company incurred costs of $0.4 million related to the EdgeRock acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Momentum Solutionz LLC

On February 8, 2021, the Company acquired substantially all of the assets and assumed certain liabilities of Momentum Solutionz (“Momentum”) for a purchase price of $3.8 million cash, subject to customary purchase price adjustments as specified in the purchase agreement. The purchase agreement further provides for contingent consideration of up to $2.2 million based on the performance of the acquired business for the two years following the date of acquisition. At closing, the purchase price was paid out of currently available funds under the Company’s credit agreement led by BMO.

The acquired business was assigned to the Professional segment. The acquisition of Momentum allows the Company to strengthen its operations in IT consultants and technology professionals. Momentum provides IT consulting and managed workforce solutions for organizations utilizing ERP systems. The IT consulting workforce solutions include strategic planning, software selection, road mapping, cloud migration, and implementation of ERP systems. The IT managed workforce solutions include optimization and maintenance of ERP systems. Momentum provides workforce solutions to clients throughout the United States in a variety of industries, including but not limited to hospitals, retail, universities and mid-size businesses.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2020 consolidated statement of income does not include any operating results of Momentum. The 2021 consolidated statement of operations and comprehensive income includes eight weeks of Momentum operations, which is approximately $0.2 million of revenue and $0.1 million of operating income. All amounts recorded to goodwill are expected to be deductible for tax purposes. The preliminary acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$345,121
Prepaid expenses and other assets	3,626
Property and equipment, net	5,101
Intangible assets	3,347,970
Goodwill	2,078,612
Liabilities assumed	(73,707)
Total net assets acquired	$5,706,723

Cash	$3,780,000
Fair value of contingent consideration	1,926,723
Total fair value of consideration transferred for acquired business	$5,706,723

The preliminary allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$37,800	5 years
Trade name	1,420,000	Indefinite
Client partner list	1,890,170	10 years
Total	$3,347,970

For the thirteen week period ended March 28, 2021, the Company incurred costs of $0.1 million related to the Momentum acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income for the periods below that would have been reported if the EdgeRock and Momentum acquisitions had taken place on the first day of the Company's 2020 fiscal year would be as follows (dollars in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Revenues	$67,948	$78,212
Gross profit	$18,980	$21,822
Net income (loss)	$756	$1,547
Income (Loss) per share:
Basic	$0.07	$0.15
Diluted	$0.07	$0.15

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 2.4% and tax (benefit) expense of the pro forma adjustments at effective tax rates of and 16.8% and 31.9% for thirteen week periods ended Fiscal 2021 and Fiscal 2020, respectively. The pro forma operating results include adjustments to EdgeRock and Momentum related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts set forth above are not necessarily indicative of the results that would have been attained had the EdgeRock and Momentum acquisitions taken place on the first day of the Company’s 2020 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - LEASES

For operating leases, the weighted average remaining lease term was 3.3 years and 3.5 years at March 28, 2021 and December 27, 2020, respectively. The weighted average discount rate was 4.9% at March 28, 2021 and December 27, 2020. The Company's future operating lease obligations that have not yet commenced are immaterial.

The supplement cash flow information related to the Company's operating leases were as follows:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Cash paid for operating leases	$579,316	$505,531
Operating lease costs	$523,296	$491,019
Short-term lease costs	$48,101	$126,378

The undiscounted annual future minimum lease payments consist of the following at:

March 28, 2021
2021	$2,313,681
2022	2,142,640
2023	1,477,976
2024	836,424
2025	198,331
Total lease payments	6,969,052
Interest	(529,933)
Present value of lease liabilities	$6,439,119

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $49.2 million and $48.5 million at March 28, 2021 and December 27, 2020, respectively. Amortization expense for the fiscal years are comprised of following:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Client partner lists	$545,327	$1,050,616
Covenant not to compete	54,615	69,689
Acquisition intangibles	599,942	1,120,305
Computer software - amortization expense	58,465	67,137
Amortization expense	658,407	1,187,442
Computer software - selling, general and administrative expense	18,822	18,822
Total expense	$677,229	$1,206,264

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCRUED PAYROLL AND EXPENSES, OTHER LONG-TERM LIABILITIES, AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	March 28, 2021	December 27, 2020
Field talent payroll	$5,941,568	$5,574,442
Field talent payroll related	1,353,312	1,036,135
Accrued bonuses and commissions	2,102,752	1,884,876
Other	3,794,877	2,952,950
Accrued payroll and expenses	$13,192,509	$11,448,403

As of March 28, 2021, other current liabilities includes $3.5 million of deferred employer FICA and other long-term liabilities includes $3.5 million of deferred employer FICA and $0.1 million of interest rate swap (see Note 7). The deferred employer FICA is under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which allows relief to employers affected by the coronavirus pandemic. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments are due by December 31, 2021, and the other half by December 31, 2022. The Company has elected to delay the payment of these taxes.

The following is a schedule of future estimated contingent consideration payments due as of March 28, 2021:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$2,500,000	$(167,089)	$2,332,911
One to two years	1,110,000	(98,394)	1,011,606
Two to three years	1,110,000	(181,390)	928,610
Contingent consideration	$4,720,000	$(446,873)	$4,273,127

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

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of March 28, 2021.

On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of March 28, 2021, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of March 28, 2021.

Line of Credit

At March 28, 2021 and December 27, 2020, $9.8 million and $6.0 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended March 28, 2021 and March 29, 2020 was $6.3 million and $19.2 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	March 28, 2021		December 27, 2020
Base Rate	$3,812,443	4.25%	$1,977,342	4.25%
LIBOR	4,000,000	2.36%	4,000,000	2.15%
LIBOR	2,000,000	2.36%	—	—%
Total	$9,812,443		$5,977,342

Long-Term Debt

Long-term debt consists of and bore interest at:

	March 28, 2021		December 27, 2020
Base Rate	$3,925,000	2.36%	$4,300,000	2.15%
Fixed rate	24,625,000	2.39%	24,625,000	2.39%
Long-term debt	$28,550,000		$28,925,000

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

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument is recorded in accumulated other comprehensive loss. The Company reclassifies the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affects earnings. Hedge effectiveness is tested quarterly. As of March 28, 2021, the instrument was perfectly effective and no additional amounts were reclassed from accumulated other comprehensive loss into income in the thirteen week periods ended March 28, 2021 or March 29, 2020. See Note 8 for location on the balance sheet.

BGSF, Inc. and Subsidiaries
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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	March 28, 2021	December 27, 2020
Interest rate swap	Other long-term liabilities	Level 2	$90,659	$122,874
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$4,273,127	$2,287,926

The changes in the Level 2 fair value measurements from December 27, 2020 to March 28, 2021 change in the fair market value of the interest rate swap agreement. Key inputs in determining the fair value of the interest rate swap as of March 28, 2021 and December 27, 2020 are quoted prices from BMO (See Note 7).

The changes in the Level 3 fair value measurements from December 27, 2020 to March 28, 2021 relates to $1.9 million attributable to the Momentum acquisition and accretion included in earnings. Key inputs in determining the fair value of the contingent consideration as of March 28, 2021 and December 27, 2020 included discount rates ranging from 8.9% to 9.2% as well as management's estimates of future sales volumes and earning before income taxes, depreciation, and amortization "EBITDA."

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock

The Company issued net restricted common stock of 7,518 shares to non-team member (non-employee) directors in Fiscal 2021. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended March 28, 2021 and March 29, 2020, the Company recognized $0.1 million of compensation expense related to stock options. Unamortized share-based compensation expense as of March 28, 2021 amounted to $0.8 million which is expected to be recognized over the next 2.3 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 27, 2020	652,655	$17.63	7.1	$665
Exercised	(600)	$9.72
Options outstanding at March 28, 2021	652,055	$17.64	6.8	$1,013

Options exercisable at December 27, 2020	416,717	$16.96	6.3	$463
Options exercisable at March 28, 2021	429,067	$17.24	6.1	$704

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2020	235,938	$18.83
Nonvested outstanding at March 28, 2021	222,988	$18.42

For the thirteen week period ended March 28, 2021, the Company issued 213 shares of common stock upon the cashless exercise of 600 stock options.

Restricted Stock

For the thirteen week periods ended March 28, 2021 and March 29, 2020, the Company recognized $0.1 million of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of March 28, 2021 amounted to $0.3 million which is expected to be recognized over the next 2.3 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted outstanding at December 27, 2020	25,218	$16.01
Issued	7,518	$12.97
Vested	(1,878)	$12.97
Restricted outstanding at March 28, 2021	30,858	$15.45

Nonvested outstanding at December 27, 2020	25,218	$16.01
Nonvested outstanding at March 28, 2021	30,858	$15.45

Warrant Activity

For the thirteen week periods ended March 28, 2021 and March 29, 2020, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of March 28, 2021.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 27, 2020	25,862	$16.80	0.4	$—
Warrants outstanding at March 28, 2021	25,862	$16.80	0.2	$—

Warrants exercisable at December 27, 2020	25,862	$16.80	0.4	$—
Warrants exercisable at March 28, 2021	25,862	$16.80	0.2	$—

There were no nonvested warrants outstanding at March 28, 2021 and December 27, 2020.

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options or warrants, before applicable income taxes and represents the amount holders would have realized if all in-the-money options or warrants had been exercised on the last business day of the period indicated.

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company's shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. All shares remain available for issuance as of March 28, 2021 and the Company began the initial offering period during second quarter 2021.

NOTE 12 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.4 million and $0.3 million to the 401(k) Plan for the thirteen week periods ended March 28, 2021 and March 29, 2020.

NOTE 13 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently out of 58 locations in 33 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Real Estate segment operates through two divisions, BG Multifamily and BG Talent. The Professional segment provides skilled field talent on a nationwide basis for IT and finance, accounting, legal and human resource client partner projects. The Professional segment operates through three divisions, IT Consulting, IT Infrastructure & Development, and Finance and Accounting under various trade names including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, and Momentum Solutionz. The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce currently out of 11 locations and 11 on-sites in 7 states. The Light Industrial segment operates through one division under the InStaff trade name.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, property and equipment, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Revenue:
Real Estate	$18,612,744	$20,027,833
Professional	31,137,448	36,343,906
Light Industrial	17,961,498	17,695,690
Total	$67,711,690	$74,067,429

Depreciation:
Real Estate	$54,990	$55,340
Professional	98,809	99,432
Light Industrial	23,432	27,105
Home office	24,036	45,394
Total	$201,267	$227,271

BG Staffing, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020

Amortization:
Professional	$600,008	$1,180,834
Home office	58,399	6,608
Total	$658,407	$1,187,442

Operating income:
Real Estate	$2,452,441	$3,039,274
Professional	1,493,276	1,839,783
Light Industrial	1,155,670	1,097,098
Home office - selling	(238,829)	(92,662)
Home office - general and administrative	(3,630,845)	(3,226,099)
Total	$1,231,713	$2,657,394

Capital expenditures:
Real Estate	$40,979	$25,724
Professional	60,019	40,972
Light Industrial	7,326	—
Home office	439,313	982,977
Total	$547,637	$1,049,673

	March 28, 2021	December 27, 2020
Total Assets:
Real Estate	$16,856,073	$15,598,575
Professional	88,150,689	81,671,193
Light Industrial	14,191,038	16,122,052
Home office	17,662,150	16,886,448
Total	$136,859,950	$130,278,268

NOTE 14 - SUBSEQUENT EVENTS

Dividend

On May 3, 2021, the Company's board of directors declared a cash dividend in the amount of $0.10 per share of common stock to be paid on May 24, 2021 to all shareholders of record as of the close of business on May 17, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. Comparative segment revenues and related financial information are discussed herein and are presented in Note 13 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 27, 2020, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.

Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC in October 2015, Zycron, Inc. in April 2017, Smart Resources, Inc. and Accountable Search, LLC in September 2017, and LJK in December 2019, 100% of the equity of EdgeRock in February 2020, and substantially all of the assets of Momentum in February 2021. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide workforce solutions to client partners primarily within the United States of America. We currently operate across 42 states and D.C., as well as 11 on-site locations.

Our Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently out of 58 locations in 33 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

Our Professional segment provides skilled field talent on a nationwide basis for IT and finance, accounting, legal and human resource client partner projects. Our Professional segment operates through three divisions, IT Consulting, IT Infrastructure & Development, and Finance and Accounting under various trade names including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, and Momentum Solutionz.

Our Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce currently out of 11 locations and 11 on-sites in 7 states. Our Light Industrial segment operates through one division under the InStaff trade name.

Our business normally experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ businesses. Demand for our Real Estate workforce solutions increase in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Demand for our Light Industrial workforce solutions increases during the third quarter of the year and peaks in the fourth quarter due to increases in the demand for holiday help. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes. Normal seasonal demand has been significantly affected by COVID-19.
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

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our workforce solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect our business, results of operations, and financial condition to continue to be affected.

Real Estate was strongly affected by COVID-19 when client partners immediately stopped non-emergency maintenance, which is our largest revenue source. Additionally, during our high volume season, many client partners were forced into a virtual leasing model verses using onsite touring options. With many government actions requiring eviction moratoriums, our client partners’ response was to tighten all expenses.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements. The Fiscal 2020 (as defined below) consolidated statement of operations and comprehensive income includes eight weeks of EdgeRock operations.

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
	(dollars in thousands)
Revenues	$67,712	$74,067
Cost of services	48,897	53,792
Gross profit	18,815	20,275
Selling, general and administrative expenses	16,723	16,202
Depreciation and amortization	860	1,415
Operating income	1,232	2,658
Interest expense, net	377	456
Income before income tax	855	2,202
Income tax expense	143	703
Net income	$712	$1,499

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020

Revenues	100.0%	100.0%
Cost of services	72.2%	72.6%
Gross profit	27.8%	27.4%
Selling, general and administrative expenses	24.7%	21.9%
Depreciation and amortization	1.3%	1.9%
Operating income	1.8%	3.6%
Interest expense, net	0.6%	0.6%
Income before income tax	1.3%	3.0%
Income tax expense	0.2%	0.9%
Net income	1.1%	2.0%

Thirteen Week Fiscal Period Ended March 28, 2021 (“Fiscal 2021”) Compared with Thirteen Week Fiscal Period Ended March 29, 2020 (“Fiscal 2020”)

Revenues:	Thirteen Weeks Ended
	March 28, 2021		March 29, 2020
	(dollars in thousands)
Revenues by segment:
Real Estate	$18,613	27.5%	$20,028	27.0%
Professional	31,137	46.0%	36,344	49.1%
Light Industrial	17,962	26.5%	17,695	23.9%
Total Revenues	$67,712	100.0%	$74,067	100.0%

Real Estate Revenues: Real Estate revenues decreased approximately $1.4 million (7.1%) primarily due to the effects of COVID-19 pandemic discussed above. The decrease was due to a 14.3% decrease in billed hours, which was offset by a 8.9% increase in average bill rate.

Professional Revenues: Professional revenues decreased approximately $5.2 million (14.3%), primarily due to the effects of the COVID-19 pandemic with a 19.7% decrease in billed hours and a decrease in permanent placements of $0.2 million. These decreases were partially offset by the 2020 EdgeRock acquisition which contributed thirteen weeks of revenue in Fiscal 2021 vs. eight weeks in Fiscal 2020, or an additional $3.7 million, the 2021 Momentum acquisition provided new revenues of $0.2 million, and an increase of 9.2% in average bill rate.

Light Industrial Revenues: Light Industrial revenues increased approximately $0.3 million (1.5%), primarily due to increased demand in the logistics market. The increase was effected by a 8.5% increase in average bill rate that was offset by a 6.6% decrease in billed hours.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 28, 2021		March 29, 2020
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$6,866	36.5%	$7,628	37.6%
Professional	9,349	49.7%	10,108	49.9%
Light Industrial	2,600	13.8%	2,539	12.5%
Total Gross Profit	$18,815	100.0%	$20,275	100.0%

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Gross Profit Percentage by segment:
Real Estate	36.9%	38.1%
Professional	30.0%	27.8%
Light Industrial	14.5%	14.3%
Company Gross Profit	27.8%	27.4%

Overall, our gross profit decreased approximately $1.5 million (7.2%). As a percentage of revenue, gross profit has increased to 27.8% from 27.4%, primarily due to higher gross profits across our Professional segment.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit decreased approximately $0.8 million (10.0%) consistent with the decrease in revenue, which was partially offset by a 7.5% increase in average spread.

Professional Gross Profit: Professional gross profit decreased approximately $0.8 million (7.5%) primarily from the decrease in revenue, which was partially offset by the 2020 EdgeRock acquisition which contributed an additional $1.0 million in 2021, the 2021 Momentum acquisition which provided gross profit of $0.2 million, and an 11.1% increase in average spread.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $0.1 million (2.4%) primarily from the increase in revenue and a 9.2% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $0.5 million (3.2%), primarily from the 2020 EdgeRock acquisition that contributed an additional $0.7 million and the 2021 Momentum acquisition that provided $0.1 million of new expense. These increases were partially offset by $0.4 million of reduced transaction fees. The components of selling, general and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	March 28, 2021		March 29, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$12,712	19%	$11,698	16%	$1,014	9%
Advertising and recruitment	380	1%	407	1%	(27)	(7)%
Occupancy and office operations	931	1%	1,062	1%	(131)	(12)%
Client engagement	42	—%	273	—%	(231)	(85)%
Software	715	1%	480	1%	235	49%
Professional fees	471	1%	457	1%	14	3%
Public company related costs	192	—%	132	—%	60	45%
Bad debt	35	—%	32	—%	3	9%
Share-based compensation	236	—%	193	—%	43	22%
Transaction fees	136	—%	541	1%	(405)	(75)%
IT roadmap	422	1%	459	1%	(37)	(8)%
Other	451	1%	468	1%	(18)	(4)%
	$16,723	25%	$16,202	22%	$521	3%

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.6 million (39.2%). The decrease in depreciation and amortization is primarily due to the Professional segment with a decrease related to the 2015 Vision Technology Services acquisition.

Interest Expense, net: Interest expense, decreased approximately $0.1 million (17.4%) primarily due to the lower average balance on the Revolving Facility and lower rates.

Income Tax Expense: Income tax expense decreased approximately $0.6 million (79.7%) primarily due to lower pre-tax 2021 income, non-deductible transaction fees in 2020 related to the EdgeRock acquisition and lower effective rate in 2021.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with accounting principles generally accepted in the United States of America (“GAAP”), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreement are based on EBITDA as defined in the credit agreement.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, intangible impairment losses, transaction fees, and the non-capital information technology project (“IT roadmap”) and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Trailing Twelve Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021
	(dollars in thousands)
Net income	$712	$1,499	$655
Interest expense, net	377	456	1,505
Income tax expense (benefit)	143	703	(46)
Operating income	1,232	2,658	2,114
Depreciation and amortization	860	1,415	4,405
Impairment losses	—	—	7,240
Contingent consideration adjustment	—	—	(76)
Share-based compensation	236	193	893
Transaction fees	136	541	208
IT roadmap	422	459	1,527
Adjusted EBITDA	$2,886	$5,266	$16,311

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
	(dollars in thousands)
Working capital	$19,189	$25,385

Net cash provided by operating activities	$1,911	$6,648
Net cash used in investing activities	(4,328)	(22,730)
Net cash provided by financing activities	2,417	16,082
Net change in cash and cash equivalents	$—	$—

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

During Fiscal 2021, net cash provided by operating activities was $1.9 million, a decrease of $4.7 million compared with $6.6 million for Fiscal 2020. This decrease is primarily attributable to payments on accounts receivable, less amortization expense, reduced deferred income taxes, lower income taxes payable, and less prepaid expenses and other current assets, which were partially offset by increase in payments on accrued payroll, and more payments on accounts payable.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2021, we paid $3.8 million in connection with the Momentum acquisition and we made capital expenditures of $0.5 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2020, we paid $21.7 million in connection with the EdgeRock acquisition and we made capital expenditures of $1.0 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2021, we borrowed $3.8 million on our Revolving Facility to fund the Momentum acquisition, paid $1.0 million in cash dividends on our common stock, and paid down $0.4 million on the Term Loan, as defined below. For Fiscal 2020, we borrowed $18.5 million on our Term Loan to fund the EdgeRock acquisition, we paid $3.1 million in cash dividends on our common stock, we borrowed on our Revolving Facility by $0.7 million.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO, as administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a Revolving Facility permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal paid quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

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

On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition, as described in Note 3 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of March 28, 2021, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 for a more detailed discussion of our critical accounting policies.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended March 28, 2021, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 (our “2020 Form 10-K”), and filed with the SEC on March 11, 2021. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2020 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1
Securities Purchase Agreement, dated as of February 3, 2020, by and between BG Staffing, LLC, EdgeRock Technology Holdings, Inc., and CDI Holding Company LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 6, 2020)

2.2
Asset Purchase Agreement, dated as of February 8, 2021, between BG Staffing, LLC, Momentum Solutionz LLC, Lorne Kaufman, and Jeff Servidio (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 11, 2021)

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
3.2	Certificate of Amendment to Certificate of Incorporation of BGSF, Inc. (incorporated by reference from the registrant's Current Report on Form 8-K filed on February 12, 2021).
3.3	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarter ended March 28, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BGSF, INC.

/s/ Beth Garvey
Name:	Beth Garvey
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dan Hollenbach
Name:	Dan Hollenbach
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 6, 2021