Form 10-Q
period 2021-06-27
BGSF, INC.
filed 2021-08-05
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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

The number of shares outstanding of the registrant’s common stock as of August 4, 2021 was 10,343,340.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 27, 2021	December 27, 2020
ASSETS
Current assets
Accounts receivable (net of allowance for credit losses of $521,001 and $492,087 for 2021 and 2020, respectively)	$46,660,140	$41,493,800
Prepaid expenses and other current assets	2,672,579	2,154,966
Income taxes receivable	5,130	—
Other current assets	11,589	—
Total current assets	49,349,438	43,648,766

Property and equipment, net	2,787,251	3,723,582
Other assets
Deposits	4,098,705	4,016,002
Other assets	1,436,230	1,195,143
Deferred income taxes, net	5,339,332	5,827,673
Right-of-use asset - operating leases	5,124,016	6,009,054
Intangible assets, net	36,978,504	33,781,168
Goodwill	34,155,493	32,076,880
Total other assets	87,132,280	82,905,920
Total assets	$139,268,969	$130,278,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$3,187,500	$2,625,000
Accrued interest	108,815	78,134
Accounts payable	285,596	219,693
Accrued payroll and expenses	14,656,169	11,448,403
Contingent consideration, current portion	2,215,540	—
Lease liability, current portion	2,060,073	2,031,898
Other current liabilities	3,549,785	—
Income taxes payable	—	1,861,116
Total current liabilities	26,063,478	18,264,244

Line of credit (net of deferred finance fees of $230,670 and $268,076 at 2021 and 2020, respectively)	11,906,814	5,709,266
Long-term debt, less current portion	24,800,000	26,300,000
Contingent consideration, less current portion	948,708	2,287,926
Lease liability, less current portion	3,876,274	4,903,539
Other long-term liabilities	3,615,823	7,355,541
Total liabilities	71,211,097	64,820,516

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,343,340 and 10,328,379 shares issued and outstanding for 2021 and 2020, respectively, net of treasury stock, at cost, 1,235 shares for 2021 and 2020	73,983	73,834
Additional paid in capital	60,908,282	60,457,044
Retained earnings	7,136,452	5,049,748
Accumulated other comprehensive loss	(60,845)	(122,874)
Total stockholders’ equity	68,057,872	65,457,752
Total liabilities and stockholders’ equity	$139,268,969	$130,278,268
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Thirteen and Twenty-six Week Periods Ended June 27, 2021 and June 28, 2020

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2021	2020	2021	2020
Revenues	$74,391,537	$62,606,334	$142,103,226	$136,673,763
Cost of services	52,608,723	45,701,191	101,505,682	99,492,889
Gross profit	21,782,814	16,905,143	40,597,544	37,180,874
Selling, general and administrative expenses	17,768,868	14,306,441	34,492,212	30,510,064
Gain on contingent consideration	(1,194,575)	—	(1,194,575)	—
Impairment losses	—	7,239,514	—	7,239,514
Depreciation and amortization	890,584	1,443,951	1,750,258	2,858,665
Operating income (loss)	4,317,937	(6,084,763)	5,549,649	(3,427,369)
Interest expense, net	218,533	429,660	595,060	885,685
Income (Loss) before income taxes	4,099,404	(6,514,423)	4,954,589	(4,313,054)
Income tax expense (benefit)	656,566	(1,685,160)	799,954	(982,651)
Net income (loss)	$3,442,838	$(4,829,263)	$4,154,635	$(3,330,403)

Change in unrealized (gains) losses on cash flow hedges	(29,814)	171,723	(62,029)	171,723
Other comprehensive (loss) income	(29,814)	171,723	(62,029)	171,723
Net comprehensive income (loss)	$3,472,652	$(5,000,986)	$4,216,664	$(3,502,126)

Net income (loss) per share:
Basic	$0.33	$(0.47)	$0.40	$(0.32)
Diluted	$0.33	$(0.47)	$0.40	$(0.32)

Weighted-average shares outstanding:
Basic	10,340,241	10,306,986	10,336,528	10,307,715
Diluted	10,391,923	10,306,986	10,393,908	10,307,715

Cash dividends declared per common share	$0.10	$0.05	$0.20	$0.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Periods Ended June 28, 2020

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders’ equity, December 29, 2019	$—	10,309,236	$103,093	$(27,318)	$59,617,787	$8,763,428	$—	$68,456,990
Share-based compensation	—	—	—	—	192,913	—	—	192,913
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—	—
Cash dividend declared	—	—	—	—	—	(3,092,771)	—	(3,092,771)
Net income	—	—	—	—	—	1,498,860	—	1,498,860
Stockholders’ equity, March 29, 2020	—	10,306,986	103,070	(27,318)	59,810,723	7,169,517	—	67,055,992
Share-based compensation	—	—	—	—	193,077	—	—	193,077
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Cash dividend declared	—	—	—	—	—	(515,349)	—	(515,349)
Net loss	—	—	—	—	—	(4,829,263)	—	(4,829,263)
Unrealized losses on cash flow hedges							(171,723)	(171,723)
Stockholders’ equity, June 28, 2020	$—	10,306,986	$103,070	$(27,318)	$59,993,800	$1,824,905	$(171,723)	$61,722,734

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Periods Ended June 27, 2021

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders’ equity, December 27, 2020	$—	10,328,379	$103,284	$(29,450)	$60,457,044	$5,049,748	$(122,874)	$65,457,752
Share-based compensation	—	—	—	—	236,007	—	—	236,007
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Issuance of restricted shares	—	7,518	75	—	(75)	—	—	—
Exercise of common stock options	—	213	2	—	(2)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,033,597)	—	(1,033,597)
Net income	—	—	—	—	—	711,797	—	711,797
Unrealized gains on cash flow hedges	—	—	—	—	—	—	32,215	32,215
Stockholders’ equity, March 28, 2021	—	10,336,110	103,361	(29,450)	60,682,974	4,727,948	(90,659)	65,394,174
Share-based compensation	—	—	—	—	225,380	—	—	225,380
Issuance of restricted shares	—	7,230	72	—	(72)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,034,334)	—	(1,034,334)
Net income	—	—	—	—	—	3,442,838	—	3,442,838
Unrealized gains on cash flow hedges	—	—	—	—	—	—	29,814	29,814
Stockholders’ equity, June 27, 2021	$—	10,343,340	$103,433	$(29,450)	$60,908,282	$7,136,452	$(60,845)	$68,057,872

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-six Week Periods Ended June 27, 2021 and June 28, 2020

	2021	2020
Cash flows from operating activities
Net income (loss)	$4,154,635	$(3,330,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	398,760	446,478
Amortization	1,351,498	2,412,187
Impairment losses	—	7,239,514
Contingent consideration adjustment	(1,194,575)	—
Amortization of deferred financing fees	37,406	37,406
Interest expense on contingent consideration payable	144,174	96,795
Provision for credit losses	233,282	99,909
Share-based compensation	461,387	385,990
Deferred income taxes, net of acquired deferred tax liability	488,341	(1,352,702)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,054,501)	8,293,021
Prepaid expenses and other current assets	(513,987)	(567,990)
Other current assets	(11,589)	(6,571)
Deposits	(82,703)	(92,846)
Other assets	166,577	(96,859)
Accrued interest	30,681	206,391
Accounts payable	40,475	(371,931)
Accrued payroll and expenses	3,159,487	15,032
Other current liabilities	18,977	(1,016,565)
Income taxes receivable and payable	(1,866,246)	60,101
Operating leases	(76,409)	(50,068)
Other long-term liabilities	(146,881)	2,694,887
Net cash provided by operating activities	1,738,789	15,101,776

Cash flows from investing activities
Business acquired, net of cash received	(3,780,000)	(21,680,455)
Capital expenditures	(1,103,500)	(1,896,967)
Net cash used in investing activities	(4,883,500)	(23,577,422)

Cash flows from financing activities
Net borrowings (payments) under line of credit	6,160,142	(10,081,234)
Proceeds from issuance of long-term debt	—	22,500,000
Principal payments on long-term debt	(937,500)	(325,000)
Payments of dividends	(2,067,931)	(3,608,120)
Issuance of shares, net of offering costs	(10,000)	(10,000)
Net cash provided by financing activities	3,144,711	8,475,646
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$286,147	$515,211
Cash paid for taxes, net of refunds	$2,135,213	$279,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc., along with its wholly owned subsidiaries BG Staffing, LLC, B G Staff Services Inc., BG Personnel, LP, BG Finance and Accounting, Inc., BG California IT Staffing, Inc., BG California Multifamily Staffing, Inc., BG California Finance & Accounting Staffing, Inc., EdgeRock Technology Holdings, Inc., EdgeRock Technologies, LLC, and BG Personnel of Texas, LLC (collectively, the “Company”), is a national provider of workforce solutions.

The Company operates primarily within the United States of America in three industry segments: Real Estate, Professional, and Light Industrial.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently in 41 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

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

The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce currently out of 11 locations and 12 on-sites in 7 states. The Light Industrial segment operates through one division under the InStaff trade name.

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 27, 2021 and December 27, 2020, and include the thirteen and twenty-six week periods ended June 27, 2021 and June 28, 2020, referred to herein as Fiscal 2021 and 2020, respectively.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of June 27, 2021 and December 27, 2020 or revenue for the twenty-six week periods ended June 27, 2021 and June 28, 2020. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2021 and the related percentage for Fiscal 2020 was generated in the following areas:

	Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020
Tennessee	11%	15%
Texas	28%	23%

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

Changes in the allowance for credit losses are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Beginning balance	$492,087	$518,481	$492,087	$468,233
EdgeRock Technology Holdings, Inc. (“EdgeRock”) acquisition	—	—	—	47,498
Provision for credit losses, net	198,524	68,251	233,282	99,909
Amounts written off, net	(169,610)	(119,532)	(204,368)	(148,440)
Ending balance	$521,001	$467,200	$521,001	$467,200

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $4.7 million and $4.3 million at June 27, 2021 and December 27, 2020, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $3.9 million and $3.8 million, as of June 27, 2021 and December 27, 2020, respectively, which are included in Deposits in the accompanying consolidated balance sheets.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. The Company determined there were no impairment indicators for these assets during Fiscal 2021.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of June 27, 2021. There were no revenues recognized during the twenty-six week period ended June 27, 2021 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the twenty-six week period ended June 27, 2021.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Weighted-average number of common shares outstanding:	10,340,241	10,306,986	10,336,528	10,307,715
Effect of dilutive securities:
Stock options and restricted stock	51,682	—	57,380	—
Weighted-average number of diluted common shares outstanding	10,391,923	10,306,986	10,393,908	10,307,715

Stock options and restricted stock	421,950	521,247	421,950	423,150
Warrants	—	25,862	—	25,862
Antidilutive shares	421,950	547,109	421,950	449,012

Income Taxes

The effective tax rates of 16.0% and 16.1% for the thirteen and twenty-six week periods ended June 27, 2021, respectively, and 25.9% and 22.8% for thirteen and twenty-six week periods ended June 28, 2020, respectively, were primarily due to state taxes offset by the Work Opportunity Tax Credit in Fiscal 2021 and Fiscal 2020 and the non-deductibility of transaction costs related to the EdgeRock acquisition in Fiscal 2020.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of June 27, 2021, the Company has a $5.9 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of June 27, 2021, goodwill with an adjusted tax basis of $32.0 million is remaining to be amortized for tax purposes.

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

For the thirteen week period ended June 28, 2020, EdgeRock operations included approximately $9.8 million of revenue and $0.3 million of operating income. For the twenty-six week period ended June 28, 2020, EdgeRock operations included twenty-one weeks for approximately $16.3 million of revenue and $0.6 million of operating income. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are non-deductible for tax purposes.

For the twenty-six week period ended June 28, 2020, the Company incurred costs of $0.5 million related to the EdgeRock acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The 2020 consolidated statement of income does not include any operating results of Momentum. For the thirteen week period ended June 27, 2021, Momentum operations included approximately $0.8 million of revenue and $0.1 million of operating income. For the twenty-six week period ended June 27, 2021, Momentum operations included twenty-one weeks for approximately $1.2 million of revenue and $0.2 million of operating income. All amounts recorded to goodwill are expected to be deductible for tax purposes. The preliminary acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$345,121
Prepaid expenses and other assets	3,626
Property and equipment, net	5,101
Intangible assets	3,347,970
Goodwill	2,078,613
Liabilities assumed	(73,708)
Total net assets acquired	$5,706,723

Cash	$3,780,000
Fair value of contingent consideration	1,926,723
Total fair value of consideration transferred for acquired business	$5,706,723

The preliminary allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$37,800	5 years
Trade name	1,420,000	Indefinite
Client partner list	1,890,170	10 years
Total	$3,347,970

For the twenty-six week period ended June 27, 2021, the Company incurred costs of $0.2 million related to the Momentum acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income for the periods below that would have been reported if the EdgeRock and Momentum acquisitions had taken place on the first day of the Company's 2020 fiscal year would be as follows (dollars in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenues	$74,392	$63,235	$142,339	$141,447
Gross profit	$21,783	$17,280	$40,763	$39,102
Net income (loss)	$3,443	$(4,744)	$4,199	$(3,193)
Income (Loss) per share:
Basic	$0.33	$(0.46)	$0.41	$(0.31)
Diluted	$0.33	$(0.46)	$0.40	$(0.31)

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 2.4% and tax (benefit) expense of the pro forma adjustments at effective tax rates of and 16.1% and 22.8% for thirteen and twenty-six week periods ended Fiscal 2021 and Fiscal 2020, respectively. The pro forma operating results include adjustments to EdgeRock and Momentum related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the EdgeRock and Momentum acquisitions taken place on the first day of the Company’s 2020 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - LEASES

For operating leases, the weighted average remaining lease term was 3.1 years and 3.5 years at June 27, 2021 and December 27, 2020, respectively. The weighted average discount rate was 4.9% at June 27, 2021 and December 27, 2020. The Company's future operating lease obligations that have not yet commenced are immaterial.

The supplement cash flow information related to the Company's operating leases were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Cash paid for operating leases	$580,529	$601,248	$1,159,845	$1,106,779
Operating lease costs	$522,496	$525,679	$1,045,793	$1,016,698
Short-term lease costs	$47,969	$108,359	$96,070	$234,737

The undiscounted annual future minimum lease payments consist of the following at:

June 27, 2021
Less than one year	$2,297,032
One to two years	2,011,907
Two to three years	1,340,325
Three to four years	641,850
Four to five years	100,409
Total lease payments	6,391,523
Interest	(455,176)
Present value of lease liabilities	$5,936,347

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $49.9 million and $48.5 million at June 27, 2021 and December 27, 2020, respectively. During the twenty-six week periods ended June 27, 2021, the Company added software assets of $0.1 million and reclassified $1.1 million from property and equipment related to the information technology improvement project. Amortization expense for the fiscal years are comprised of following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Client partner lists	$554,962	$1,040,405	$1,100,289	$2,091,021
Covenant not to compete	55,245	66,395	109,860	136,084
Acquisition intangibles	610,207	1,106,800	1,210,149	2,227,105
Computer software - amortization expense	82,884	117,945	141,349	185,082
Amortization expense	693,091	1,224,745	1,351,498	2,412,187
Computer software - selling, general and administrative expense	18,822	18,822	37,644	37,644
Total expense	$711,913	$1,243,567	$1,389,142	$2,449,831

NOTE 6 - ACCRUED PAYROLL AND EXPENSES, OTHER LONG-TERM LIABILITIES, AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	June 27, 2021	December 27, 2020
Field talent payroll	$6,612,583	$5,574,442
Field talent payroll related	1,528,299	1,036,135
Accrued bonuses and commissions	2,890,895	1,884,876
Other	3,624,392	2,952,950
Accrued payroll and expenses	$14,656,169	$11,448,403

As of June 27, 2021, other current liabilities includes $3.5 million of deferred employer FICA and other long-term liabilities includes $3.5 million of deferred employer FICA and $0.1 million of interest rate swap (see Note 7). The deferred employer FICA is under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which allows relief to employers affected by the coronavirus pandemic. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments are due by December 31, 2021, and the other half by December 31, 2022. The Company has elected to delay the payment of these taxes.

The following is a schedule of future estimated contingent consideration payments due as of June 27, 2021:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$2,360,000	$(144,460)	$2,215,540
One to two years	1,110,000	(161,292)	948,708
Contingent consideration	$3,470,000	$(305,752)	$3,164,248

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. The Company may from time to time, with a maximum of two, request an increase in the aggregate Term Loan up to $40 million, with minimum increases of $10 million. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). The Company also pays an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of June 27, 2021.

On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition.

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of June 27, 2021, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of June 27, 2021.

Line of Credit

At June 27, 2021 and December 27, 2020, $12.1 million and $6.0 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended June 27, 2021 and June 28, 2020 was $8.9 million and $13.0 million, respectively. Average daily balance for the twenty-six week periods ended June 27, 2021 and June 28, 2020 was $7.6 million and $16.1 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	June 27, 2021		December 27, 2020
Base Rate	$4,137,484	4.25%	$1,977,342	4.25%
LIBOR	8,000,000	2.34%	4,000,000	2.15%
Total	$12,137,484		$5,977,342

Long-Term Debt

Long-term debt consists of and bore interest at:

	June 27, 2021		December 27, 2020
Base Rate	$3,362,500	2.34%	$4,300,000	2.15%
Fixed rate	24,625,000	2.39%	24,625,000	2.39%
Long-term debt	$27,987,500		$28,925,000

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument is recorded in accumulated other comprehensive loss. The Company reclassifies the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affects earnings. Hedge effectiveness is tested quarterly. As of June 27, 2021, the instrument was perfectly effective and no additional amounts were reclassed from accumulated other comprehensive loss into income in the thirteen and twenty-six week periods ended June 27, 2021 or June 28, 2020. See Note 8 for location on the balance sheet.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	June 27, 2021	December 27, 2020
Interest rate swap	Other long-term liabilities	Level 2	$60,845	$122,874
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$3,164,248	$2,287,926

The changes in the Level 2 fair value measurements from December 27, 2020 to June 27, 2021 change in the fair market value of the interest rate swap agreement. Key inputs in determining the fair value of the interest rate swap as of June 27, 2021 and December 27, 2020 are quoted prices from BMO (See Note 7).

The changes in the Level 3 fair value measurements from December 27, 2020 to June 27, 2021 relates to $1.9 million attributable to the Momentum acquisition, $0.1 million in accretion, and the remaining in gains included in earnings. Key inputs in determining the fair value of the contingent consideration as of June 27, 2021 and December 27, 2020 included discount rates ranging from 8.9% to 9.2% as well as management's estimates of future sales volumes and earning before interest, income taxes, depreciation, and amortization "EBITDA."

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Impact of COVID-19

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have had a significant adverse impacts on our financial results.

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

Restricted Stock

The Company issued net restricted common stock of 14,748 shares to non-team member (non-employee) directors in Fiscal 2021. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended June 27, 2021 and June 28, 2020, the Company recognized $0.1 million of compensation expense related to stock options. For the twenty-six week periods ended June 27, 2021 and June 28, 2020, the Company recognized $0.2 million and $0.3 million, respectively, of compensation expense related to stock options. Unamortized share-based compensation expense as of June 27, 2021 amounted to $0.6 million which is expected to be recognized over the next 2.1 years.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 27, 2020	652,655	$17.63	7.1	$665
Exercised	(600)	$9.72
Forfeited / Canceled	(2,200)	$18.60
Options outstanding at June 27, 2021	649,855	$17.64	6.6	$601

Options exercisable at December 27, 2020	416,717	$16.96	6.3	$463
Options exercisable at June 27, 2021	442,867	$17.22	5.9	$420

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2020	235,938	$18.83
Nonvested outstanding at June 27, 2021	206,988	$18.53

For the twenty-six week period ended June 27, 2021, the Company issued 213 shares of common stock upon the cashless exercise of 600 stock options.

Restricted Stock

For the thirteen week periods ended June 27, 2021 and June 28, 2020, the Company recognized $0.1 million of compensation expense related to restricted stock awards. For the twenty-six week periods ended June 27, 2021 and June 28, 2020, the Company recognized $0.2 million and $0.1 million, respectively, of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of June 27, 2021 amounted to $0.3 million which is expected to be recognized over the next 2.4 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted outstanding at December 27, 2020	25,218	$16.01
Issued	14,748	$13.22
Vested	(3,684)	$13.22
Restricted outstanding at June 27, 2021	36,282	$15.16

Nonvested outstanding at December 27, 2020	25,218	$16.01
Nonvested outstanding at June 27, 2021	36,282	$15.16

Warrant Activity

For the thirteen and twenty-six week periods ended June 27, 2021 and June 28, 2020, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of June 27, 2021.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 27, 2020	25,862	$16.80	0.4	$—
Warrants outstanding at June 27, 2021	—	$—	0.0	$—

Warrants exercisable at December 27, 2020	25,862	$16.80	0.4	$—
Warrants exercisable at June 27, 2021	—	$—	0.0	$—

There were no nonvested warrants outstanding at June 27, 2021 or December 27, 2020.

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

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company's shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. All shares remain available for issuance as of June 27, 2021 and the Company began the initial offering period during second quarter 2021. During third quarter 2021, approximately 17,000 shares of common stock will be issued under the first ESPP purchase.

NOTE 12 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.4 million and $0.4 million to the 401(k) Plan for the thirteen week periods ended June 27, 2021 and June 28, 2020. The Company contributed $0.8 million and $0.7 million to the 401(k) Plan for the twenty-six week periods ended June 27, 2021 and June 28, 2020.

NOTE 13 - BUSINESS SEGMENTS

The Company operates within three industry segments: Real Estate, Professional, and Light Industrial. The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently in 41 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Real Estate segment operates through two divisions, BG Multifamily and BG Talent. The Professional segment provides skilled field talent on a nationwide basis for IT and finance, accounting, legal and human resource client partner projects. The Professional segment operates through three divisions, IT Consulting, IT Infrastructure & Development, and Finance and Accounting under various trade names including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, and Momentum Solutionz. The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce currently out of 11 locations and 12 on-sites in 7 states. The Light Industrial segment operates through one division under the InStaff trade name.

Segment operating income includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, property and equipment, deferred tax assets, and other assets.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenue:
Real Estate	$21,212,102	$11,780,445	$39,824,847	$31,808,278
Professional	36,185,620	36,649,443	67,323,066	72,993,349
Light Industrial	16,993,815	14,176,446	34,955,313	31,872,136
Total	$74,391,537	$62,606,334	$142,103,226	$136,673,763

Depreciation:
Real Estate	$53,796	$53,796	$108,786	$109,136
Professional	98,224	109,307	197,033	208,740
Light Industrial	24,743	25,049	48,175	52,154
Home office	20,730	31,054	44,766	76,448
Total	$197,493	$219,206	$398,760	$446,478

Amortization:
Professional	$610,274	$1,167,329	$1,210,281	$2,348,164
Home office	82,817	57,416	141,217	64,023
Total	$693,091	$1,224,745	$1,351,498	$2,412,187

Operating income:
Real Estate	$2,973,221	$773,842	$5,425,663	$3,813,116
Professional - without impairment losses	2,584,082	1,598,581	4,077,358	3,438,362
Professional - impairment losses	—	(7,239,514)	—	(7,239,514)
Light Industrial	1,010,778	870,454	2,166,448	1,967,552
Home office - selling	(199,140)	(147,148)	(437,969)	(239,810)
Home office - general and administrative	(3,245,579)	(1,940,978)	(6,876,426)	(5,167,075)
Home office - gain on contingent consideration	1,194,575	—	1,194,575	—
Total	$4,317,937	$(6,084,763)	$5,549,649	$(3,427,369)

Capital expenditures:
Real Estate	$23,962	$17,549	$64,941	$43,273
Professional	19,876	32,926	79,895	73,898
Light Industrial	19,789	3,201	27,115	3,201
Home office	492,236	793,618	931,549	1,776,595
Total	$555,863	$847,294	$1,103,500	$1,896,967

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 27, 2021	December 27, 2020
Total Assets:
Real Estate	$17,863,484	$15,598,575
Professional	89,755,632	81,671,193
Light Industrial	14,265,969	16,122,052
Home office	17,383,884	16,886,448
Total	$139,268,969	$130,278,268

NOTE 14 - SUBSEQUENT EVENTS

Dividend

On August 4, 2021, the Company's board of directors declared a cash dividend in the amount of $0.12 per share of common stock to be paid on August 23, 2021 to all shareholders of record as of the close of business on August 16, 2021.

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

Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff Holding Corporation and InStaff Personnel, LLC in June 2013, D&W Talent, LLC in March 2015, Vision Technology Services, Inc., Vision Technology Services, LLC, and VTS-VM, LLC in October 2015, Zycron, Inc. in April 2017, Smart Resources, Inc. and Accountable Search, LLC in September 2017, and LJK in December 2019, 100% of the equity of EdgeRock in February 2020, and substantially all of the assets of Momentum in February 2021. We operate within three industry segments: Real Estate, Professional, and Light Industrial. We provide workforce solutions to client partners primarily within the United States of America. We currently operate across 42 states and D.C., as well as 12 on-site locations.

Our Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently in 41 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

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

Our Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce currently out of 11 locations and 12 on-sites in 7 states. Our Light Industrial segment operates through one division under the InStaff trade name.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements. The Fiscal 2021 (as defined below) consolidated statement of operations and comprehensive income includes twenty-one weeks of Momentum operations. The Fiscal 2020 (as defined below) consolidated statement of operations and comprehensive income includes twenty-one weeks of EdgeRock operations.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(dollars in thousands)
Revenues	$74,392	$62,606	$142,103	$136,674
Cost of services	52,609	45,701	101,506	99,493
Gross profit	21,783	16,905	40,597	37,181
Selling, general and administrative expenses	17,769	14,306	34,492	30,509
Gain on contingent consideration	(1,195)	—	(1,195)	—
Impairment losses	—	7,240	—	7,240
Depreciation and amortization	891	1,444	1,750	2,859
Operating income (loss)	4,318	(6,085)	5,550	(3,427)
Interest expense, net	219	430	595	886
Income (Loss) before income tax	4,099	(6,514)	4,955	(4,313)
Income tax expense (benefit)	657	(1,685)	800	(983)
Net income (loss)	$3,443	$(4,829)	$4,155	$(3,330)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	70.7%	73.0%	71.4%	72.8%
Gross profit	29.3%	27.0%	28.6%	27.2%
Selling, general and administrative expenses	23.9%	22.9%	24.3%	22.3%
Gain on contingent consideration	(1.6)%	—%	(0.8)%	—%
Impairment losses	—%	11.6%	—%	5.3%
Depreciation and amortization	1.2%	2.3%	1.2%	2.1%
Operating income (loss)	5.8%	(9.7)%	3.9%	(2.5)%
Interest expense, net	0.3%	0.7%	0.4%	0.6%
Income (Loss) before income tax	5.5%	(10.4)%	3.5%	(3.2)%
Income tax expense (benefit)	0.9%	(2.7)%	0.6%	(0.7)%
Net income (loss)	4.6%	(7.7)%	2.9%	(2.4)%

Thirteen Week Fiscal Period Ended June 27, 2021 (“Fiscal 2021”) Compared with Thirteen Week Fiscal Period Ended June 28, 2020 (“Fiscal 2020”)

Revenues:	Thirteen Weeks Ended
	June 27, 2021		June 28, 2020
	(dollars in thousands)
Revenues by segment:
Real Estate	$21,212	28.5%	$11,780	18.8%
Professional	36,186	48.6%	36,649	58.5%
Light Industrial	16,994	22.9%	14,177	22.7%
Total Revenues	$74,392	100.0%	$62,606	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $9.4 million (80.1%), primarily due to recovery effects of the COVID-19 pandemic discussed above. The increase was due to a 63.5% increase in billed hours and a 10.2% increase in average bill rate.

Professional Revenues: Professional revenues decreased approximately $0.4 million (1.3%), primarily due to a 4.1% decrease in billed hours, a 1.1% decrease in average bill rate, and a decline in the IT Infrastructure & Development division. These decreases were partially offset by $1.0 million of an increase in permanent placements and the 2021 Momentum acquisition that provided new revenues of $0.8 million.

Light Industrial Revenues: Light Industrial revenues increased approximately $2.8 million (19.9%), primarily due to the increased demand in the logistics market. The increase was effected by an 11.2% increase in billed hours and a 7.8% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	June 27, 2021		June 28, 2020
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$7,855	36.2%	$4,447	26.3%
Professional	11,393	52.3%	10,420	61.6%
Light Industrial	2,535	11.5%	2,038	12.1%
Total Gross Profit	$21,783	100.0%	$16,905	100.0%

	Thirteen Weeks Ended
	June 27, 2021	June 28, 2020
Gross Profit Percentage by segment:
Real Estate	37.0%	37.8%
Professional	31.5%	28.4%
Light Industrial	14.9%	14.4%
Company Gross Profit	29.3%	27.0%

Overall, our gross profit increased approximately $4.9 million (28.9%). As a percentage of revenue, gross profit has increased to 29.3% from 27.0%, primarily due to higher gross profits across our Professional segment and increased Real Estate contributions.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $3.4 million (76.6%) in line with increased revenue and a 8.8% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $1.0 million (9.3%) primarily from and increase in permanent placements that provided an additional $1.0 million of gross profit and the 2021 Momentum acquisition which contributed an additional $0.4 million. The overall increase in gross profit was affected by an 1.3% decrease in average spread.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $0.5 million (24.4%) in line with increased revenue and a 11.5% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $3.5 million (24.2%), primarily due to additional compensation generated from increased revenues. The 2021 Momentum acquisition which contributed an additional $0.2 million. The components of selling, general and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	June 27, 2021		June 28, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$14,051	19%	$11,173	18%	$2,878	26%
Advertising and recruitment	378	1%	429	1%	(51)	(12)%
Occupancy and office operations	911	1%	1,050	2%	(139)	(13)%
Client engagement	70	—%	27	—%	43	159%
Software	707	1%	559	1%	147	26%
Professional fees	337	—%	215	—%	122	57%
Public company related costs	185	—%	131	—%	54	41%
Bad debt	199	—%	68	—%	131	193%
Share-based compensation	225	—%	193	—%	32	17%
Transaction fees	19	—%	48	—%	(29)	(60)%
IT roadmap	508	1%	432	1%	77	18%
Workers compensation loss retention return	(348)	—%	(464)	(1)%	116	(25)%
Other	527	1%	443	1%	83	19%
	$17,769	24%	$14,306	23%	$3,464	24%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2021, the Company recognized a $1.2 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.6 million (38.3%). The decrease in depreciation and amortization is primarily due to the Professional segment with a decrease related to the 2015 Vision Technology Services acquisition and a decrease related to the 2020 impairment losses.

Impairment loss: As a result of the certain business developments in Fiscal 2020 and changes in the Company's long-term projections, the Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group. In the Professional segment, the Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss.

 Interest Expense, net: Interest expense, net was lower primarily due to higher annual interest received from our workers compensation loss retention program, and the lower average balance on the Revolving Facility.

Income Tax Expense (Benefit): Income tax expense increased approximately $2.3 million (139.0%) offset by a lower effective tax rate in 2021.

Twenty-six Week Fiscal Period Ended June 27, 2021 (“Fiscal 2021”) Compared with Twenty-six Week Fiscal Period Ended June 28, 2020 (“Fiscal 2020”)

Revenues:	Twenty-six Weeks Ended
	June 27, 2021		June 28, 2020
	(dollars in thousands)
Revenues by segment:
Real Estate	$39,825	28.0%	$31,808	23.3%
Professional	67,323	47.4%	72,994	53.4%
Light Industrial	34,955	24.6%	31,872	23.3%
Total Revenues	$142,103	100.0%	$136,674	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $8.0 million (25.2%) primarily due to recovery effects of COVID-19 pandemic discussed above. The increase was due to a 14.4% increase in billed and a 9.8% increase in average bill rate.

Professional Revenues: Professional revenues decreased approximately $5.7 million (7.8%), primarily due to a 11.7% decrease in billed hours and a decline in the IT Infrastructure & Development division. These decreases were partially offset by the 2020 EdgeRock acquisition which contributed twenty-six weeks of revenue in Fiscal 2021 vs. twenty-one weeks in Fiscal 2020 for an additional $5.3 million, an increase in permanent placements of $0.9 million, the 2021 Momentum acquisition provided new revenues of $1.2 million, and an increase of 3.5% in average bill rate.

Light Industrial Revenues: Light Industrial revenues increased approximately $3.1 million (9.7%), primarily due to increased demand in the logistics market. The increase was effected by a 8.3% increase in average bill rate and a 1.2% increase in billed hours.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Twenty-six Weeks Ended
	June 27, 2021		June 28, 2020
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$14,720	36.3%	$12,075	32.5%
Professional	20,742	51.1%	20,528	55.2%
Light Industrial	5,135	12.6%	4,578	12.3%
Total Gross Profit	$40,597	100.0%	$37,181	100.0%

	Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020
Gross Profit Percentage by segment:
Real Estate	37.0%	38.0%
Professional	30.8%	28.1%
Light Industrial	14.7%	14.4%
Company Gross Profit	28.6%	27.2%

Overall, our gross profit increased approximately $3.4 million (9.2%). As a percentage of revenue, gross profit has increased to 28.6% from 27.2%, primarily due to higher gross profits across our Professional segment and increased Real Estate contributions.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $2.6 million (21.9%) consistent with the increase in revenue and an 8.3% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $0.3 million (1.0%) from the 2020 EdgeRock acquisition which contributed an additional $1.7 million in 2021, the 2021 Momentum acquisition which provided gross profit of $0.6 million, and a 4.3% increase in average spread.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $0.5 million (12.2%) primarily from the increase in revenue and a 10.3% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $4.0 million (13.1%), primarily due to additional compensation generated from increased revenues, from the 2020 EdgeRock acquisition that contributed an additional $0.9 million, and the 2021 Momentum acquisition that provided $0.3 million of new expense. These increases were partially offset by $0.4 million of reduced transaction fees. The components of selling, general and administrative expense are detailed in the following table:

	Twenty-six Weeks Ended
	June 27, 2021		June 28, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$26,763	19%	$22,871	17%	$3,892	17%
Advertising and recruitment	758	1%	837	1%	(79)	(9)%
Occupancy and office operations	1,842	1%	2,112	2%	(270)	(13)%
Client engagement	112	—%	300	—%	(188)	(63)%
Software	1,422	1%	1,039	1%	382	37%
Professional fees	808	1%	673	—%	135	20%
Public company related costs	377	—%	263	—%	114	43%
Bad debt	233	—%	100	—%	133	133%
Share-based compensation	461	—%	386	—%	75	19%
Transaction fees	155	—%	590	—%	(435)	(74)%
IT roadmap	931	1%	891	1%	40	4%
Workers' compensation loss retention return	(348)	—%	(464)	—%	116	(25)%
Other	979	1%	912	1%	67	7%
	$34,492	24%	$30,509	22%	$3,983	13%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2021, the Company recognized a $1.2 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $1.1 million (38.8%). The decrease in depreciation and amortization is primarily due to the Professional segment with a decrease related to the 2015 Vision Technology Services acquisition and a decrease related to the 2020 impairment losses.

Impairment loss: As a result of the certain business developments in Fiscal 2020 and changes in the Company's long-term projections, the Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group. In the professional segment, the Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss.

Interest Expense, net: Interest expense, net decreased approximately $0.3 million (32.8%) primarily due to the lower average balance on the Revolving Facility, lower rates, and an increase in interest income from our workers compensation loss retention program.

Income Tax Expense: Income tax expense increased approximately $1.8 million (181.4%) primarily due to higher pre-tax 2021 income, intangible impairment losses in 2020, non-deductible transaction fees in 2020 related to the EdgeRock acquisition, offset by a lower effective rate in 2021.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, intangible impairment losses, transaction fees, and the non-capital information technology project (“IT roadmap”) and certain non-cash expenses such as the gain on contingent consideration and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended		Trailing Twelve Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020	June 27, 2021
	(dollars in thousands)
Net income (loss)	$3,443	$(4,829)	$4,155	$(3,330)	$8,927
Interest expense, net	219	430	595	886	1,293
Income tax expense (benefit)	657	(1,685)	800	(983)	2,296
Operating income (loss)	4,319	(6,084)	5,550	(3,427)	12,516
Depreciation and amortization	891	1,444	1,750	2,859	3,851
Impairment losses	—	7,240	—	7,240	—
Gain on contingent consideration	(1,195)	—	(1,195)	—	(1,271)
Share-based compensation	225	193	461	386	925
Transaction fees	19	48	155	590	179
IT roadmap	508	432	931	891	1,604
Adjusted EBITDA	$4,767	$3,273	$7,652	$8,539	$17,804

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	June 27, 2021	December 27, 2020
	(dollars in thousands)
Working capital	$23,286	$25,385

	Twenty-six Weeks Ended
	June 27, 2021	June 28, 2020
	(dollars in thousands)
Net cash provided by operating activities	$1,739	$15,102
Net cash used in investing activities	(4,884)	(23,577)
Net cash provided by financing activities	3,145	8,475
Net change in cash and cash equivalents	$—	$—

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

During Fiscal 2021, net cash provided by operating activities was $1.7 million, a decrease of $13.4 million compared with $15.1 million for Fiscal 2020. This decrease is primarily attributable to increased accounts receivable and the accrual in other long-term liabilities from deferred employer FICA for the CARES Act in 2020, which were partially offset by increase in payments on accrued payroll and expenses.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2021, we paid $3.8 million in connection with the Momentum acquisition and we made capital expenditures of $1.1 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2020, we paid $21.7 million in connection with the EdgeRock acquisition and we made capital expenditures of $1.9 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2021, we borrowed $6.1 million on our Revolving Facility for increased working capital needs and to fund the Momentum acquisition, paid $2.1 million in cash dividends on our common stock, and paid down $0.9 million on the Term Loan, as defined below. For Fiscal 2020, we borrowed $22.5 million on our Term Loan, described below, to fund the EdgeRock acquisition, we reduced $10.1 million on our Revolving Facility, and paid $3.6 million in cash dividends on our common stock.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO, as administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a Revolving Facility permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal paid quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan up to $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

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

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of June 27, 2021, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended June 27, 2021, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarter ended June 27, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 5, 2021