Form 10-Q
period 2021-09-26
BGSF, INC.
filed 2021-11-03
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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

The number of shares outstanding of the registrant’s common stock as of November 3, 2021 was 10,403,869.

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

You can identify these and other forward-looking statements by the use of words such as “aim,” “potential,” “may,” “could,” “can,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” "predict", "ongoing", "project",“budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 26, 2021	December 27, 2020
ASSETS
Current assets
Accounts receivable (net of allowance for credit losses of $521,001 and $492,087 for 2021 and 2020, respectively)	$54,051,208	$41,493,800
Prepaid expenses and other current assets	1,842,650	2,154,966
Other current assets	19,898	—
Total current assets	55,913,756	43,648,766

Property and equipment, net	3,046,081	3,723,582
Other assets
Deposits	4,142,234	4,016,002
Other assets	1,321,368	1,195,143
Deferred income taxes, net	4,887,702	5,827,673
Right-of-use asset - operating leases	4,674,345	6,009,054
Intangible assets, net	35,959,677	33,781,168
Goodwill	34,155,493	32,076,880
Total other assets	85,140,819	82,905,920
Total assets	$144,100,656	$130,278,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$3,375,000	$2,625,000
Accrued interest	125,072	78,134
Accounts payable	362,785	219,693
Accrued payroll and expenses	15,515,677	11,448,403
Contingent consideration, current portion	1,052,750	—
Lease liability, current portion	2,060,525	2,031,898
Other current liabilities	3,549,785	—
Income taxes payable	592,188	1,861,116
Total current liabilities	26,633,782	18,264,244

Line of credit (net of deferred finance fees of $211,967 and $268,076 at 2021 and 2020, respectively)	13,430,982	5,709,266
Long-term debt, less current portion	24,050,000	26,300,000
Contingent consideration, less current portion	969,057	2,287,926
Lease liability, less current portion	3,366,279	4,903,539
Other long-term liabilities	3,619,830	7,355,541
Total liabilities	72,069,930	64,820,516

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,401,312 and 10,328,379 shares issued and outstanding for 2021 and 2020, respectively, net of treasury stock, at cost, 1,845 and 1,235 shares for 2021 and 2020, respectively.	66,121	73,834
Additional paid in capital	61,487,340	60,457,044
Retained earnings	10,531,878	5,049,748
Accumulated other comprehensive loss	(54,613)	(122,874)
Total stockholders’ equity	72,030,726	65,457,752
Total liabilities and stockholders’ equity	$144,100,656	$130,278,268
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Thirteen and Thirty-nine Week Periods Ended September 26, 2021 and September 27, 2020

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2021	2020	2021	2020
Revenues	$82,352,022	$71,518,691	$224,455,249	$208,192,454
Cost of services	57,685,150	51,806,765	159,190,832	151,299,654
Gross profit	24,666,872	19,711,926	65,264,417	56,892,800
Selling, general and administrative expenses	18,488,691	14,869,009	52,980,905	45,379,075
Gain on contingent consideration	(1,208,269)	(76,102)	(2,402,844)	(76,102)
Impairment losses	—	—	—	7,239,514
Depreciation and amortization	1,190,710	1,270,951	2,940,967	4,129,615
Operating income	6,195,740	3,648,068	11,745,389	220,698
Interest expense, net	431,332	359,805	1,026,392	1,245,489
Income (Loss) before income taxes	5,764,408	3,288,263	10,718,997	(1,024,791)
Income tax expense (benefit)	1,120,799	722,700	1,920,753	(259,951)
Net income (loss)	$4,643,609	$2,565,563	$8,798,244	$(764,840)

Change in unrealized (gains) losses on cash flow hedges	(6,232)	(17,241)	(68,261)	154,482
Other comprehensive (income) loss	(6,232)	(17,241)	(68,261)	154,482
Net comprehensive income (loss)	$4,649,841	$2,582,804	$8,866,505	$(919,322)

Net income (loss) per share:
Basic	$0.45	$0.25	$0.85	$(0.07)
Diluted	$0.45	$0.25	$0.85	$(0.07)

Weighted-average shares outstanding:
Basic	10,380,900	10,312,939	10,351,319	10,309,457
Diluted	10,427,112	10,326,493	10,404,900	10,309,457

Cash dividends declared per common share	$0.12	$0.05	$0.32	$0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Periods Ended September 27, 2020

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders’ equity, December 29, 2019	$—	10,309,236	$103,093	$(27,318)	$59,617,787	$8,763,428	$—	$68,456,990
Share-based compensation	—	—	—	—	192,913	—	—	192,913
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—	—
Cash dividend declared	—	—	—	—	—	(3,092,771)	—	(3,092,771)
Net income	—	—	—	—	—	1,498,860	—	1,498,860
Stockholders’ equity, March 29, 2020	—	10,306,986	103,070	(27,318)	59,810,723	7,169,517	—	67,055,992
Share-based compensation	—	—	—	—	193,077	—	—	193,077
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Cash dividend declared	—	—	—	—	—	(515,349)	—	(515,349)
Net loss	—	—	—	—	—	(4,829,263)	—	(4,829,263)
Unrealized losses on cash flow hedges							(171,723)	(171,723)
Stockholders’ equity, June 28, 2020	—	10,306,986	103,070	(27,318)	59,993,800	1,824,905	(171,723)	61,722,734
Share-based compensation	—	—	—	—	244,567	—	—	244,567
Issuance of restricted shares	—	10,032	100	—	(100)	—	—	—
Cash dividend declared	—	—	—	—	—	(515,349)	—	(515,349)
Net income	—	—	—	—	—	2,565,563	—	2,565,563
Unrealized gains on cash flow hedges	—	—	—	—	—		17,241	17,241
Stockholders’ equity, September 27, 2020	$—	10,317,018	$103,170	$(27,318)	$60,238,267	$3,875,119	$(154,482)	$64,034,756

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Periods Ended September 26, 2021

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Stockholders’ equity, December 27, 2020	$—	10,328,379	$103,284	$(29,450)	$60,457,044	$5,049,748	$(122,874)	$65,457,752
Share-based compensation	—	—	—	—	236,007	—	—	236,007
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Issuance of restricted shares	—	7,518	75	—	(75)	—	—	—
Exercise of common stock options	—	213	2	—	(2)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,033,597)	—	(1,033,597)
Net income	—	—	—	—	—	711,797	—	711,797
Unrealized gains on cash flow hedges	—	—	—	—	—	—	32,215	32,215
Stockholders’ equity, March 28, 2021	—	10,336,110	103,361	(29,450)	60,682,974	4,727,948	(90,659)	65,394,174
Share-based compensation	—	—	—	—	225,380	—	—	225,380
Issuance of restricted shares	—	7,230	72	—	(72)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,034,334)	—	(1,034,334)
Net income	—	—	—	—	—	3,442,838	—	3,442,838
Unrealized gains on cash flow hedges	—	—	—	—	—	—	29,814	29,814
Stockholders’ equity, June 27, 2021	—	10,343,340	103,433	(29,450)	60,908,282	7,136,452	(60,845)	68,057,872
Share-based compensation	—	—	—	—	424,328	—	—	424,328
Share issuance cost	—	—	—	—	(3,500)	—	—	(3,500)
Issuance (cancellation) of restricted shares	—	42,814	428	(8,442)	(428)	—	—	(8,442)
Issuance of ESPP Shares	—	14,758	148	—	154,774	—	—	154,922
Exercise of common stock options	—	400	4	—	3,884	—	—	3,888
Cash dividend declared	—	—	—	—	—	(1,248,183)	—	(1,248,183)
Net income	—	—	—	—	—	4,643,609	—	4,643,609
Unrealized gains on cash flow hedges	—	—	—	—	—	—	6,232	6,232
Stockholders’ equity, September 26, 2021	$—	10,401,312	$104,013	$(37,892)	$61,487,340	$10,531,878	$(54,613)	$72,030,726

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Week Periods Ended September 26, 2021 and September 27, 2020

	2021	2020
Cash flows from operating activities
Net income (loss)	$8,798,244	$(764,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	589,465	653,199
Amortization	2,351,502	3,476,416
Impairment losses	—	7,239,514
Loss on disposal of property and equipment	8,197	—
Contingent consideration adjustment	(2,402,844)	(76,102)
Amortization of deferred financing fees	56,109	56,109
Interest expense on contingent consideration payable	210,002	144,911
Provision for credit losses	322,144	153,805
Share-based compensation	885,715	630,557
Deferred income taxes, net of acquired deferred tax liability	939,971	(1,352,702)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,534,431)	4,231,482
Prepaid expenses and other current assets	315,942	244,699
Other current assets	(19,898)	508,986
Deposits	(126,232)	(128,805)
Other assets	281,439	(849,454)
Accrued interest	46,938	21,295
Accounts payable	117,664	(66,069)
Accrued payroll and expenses	4,018,994	(21,446)
Other current liabilities	18,977	(1,016,565)
Income taxes receivable and payable	(1,268,928)	197,426
Operating leases	(117,458)	(16,649)
Other long-term liabilities	(136,642)	5,022,287
Net cash provided by operating activities	2,354,870	18,288,054

Cash flows from investing activities
Business acquired, net of cash received	(3,780,000)	(21,657,689)
Capital expenditures	(1,566,389)	(1,960,179)
Proceeds from the sale of property and equipment	5,158	—
Net cash used in investing activities	(5,341,231)	(23,617,868)

Cash flows from financing activities
Net borrowings (payments) under line of credit	7,665,607	(12,336,717)
Proceeds from issuance of long-term debt	—	22,500,000
Principal payments on long-term debt	(1,500,000)	(700,000)
Payments of dividends	(3,316,114)	(4,123,469)
Issuance of ESSP Shares	154,922	—
Issuance of shares, net of offering costs	(18,054)	(10,000)
Net cash provided by financing activities	2,986,361	5,329,814
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$563,280	$890,918
Cash paid for taxes, net of refunds	$2,187,334	$855,101

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

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently in 34 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

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

The Company has adjusted, and continues to monitor and change, its operations in response to COVID-19 in all of its segment, client partner, and home office locations. The outbreak continues to impact both operational and financial performance. The duration of the pandemic, as well as the continued spread of the outbreak, impacts the Company's client partners, and the ongoing government and community reactions to the pandemic remain unpredictable.

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 26, 2021 and December 27, 2020, and include the thirteen and thirty-nine week periods ended September 26, 2021 and September 27, 2020, referred to herein as Fiscal 2021 and 2020, respectively.

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

The COVID-19 pandemic continues to have a significant impact on our economy as a result of measures designed to stop the spread of the virus. In light of the ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. While the ongoing COVID-19 response continues to evolve, management may continue to make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company's diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of September 26, 2021 and December 27, 2020 or revenue for the thirty-nine week periods ended September 26, 2021 and September 27, 2020. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2021 and the related percentage for Fiscal 2020 was generated in the following areas:

	Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020
Tennessee	11%	14%
Texas	28%	23%

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

Changes in the allowance for credit losses are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Beginning balance	$521,001	$467,200	$492,087	$468,233
EdgeRock Technology Holdings, Inc. (“EdgeRock”) acquisition	—	—	—	47,498
Provision for credit losses, net	88,862	53,896	322,144	153,805
Amounts written off, net	(88,862)	(44,109)	(293,230)	(192,549)
Ending balance	$521,001	$476,987	$521,001	$476,987

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $4.7 million and $4.3 million at September 26, 2021 and December 27, 2020, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $3.9 million and $3.8 million, as of September 26, 2021 and December 27, 2020, respectively, which are included in Deposits in the accompanying consolidated balance sheets.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of September 26, 2021. There were no revenues recognized during the thirty-nine week period ended September 26, 2021 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirty-nine week period ended September 26, 2021.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Weighted-average number of common shares outstanding:	10,380,900	10,312,939	10,351,319	10,309,457
Effect of dilutive securities:
Stock options and restricted stock	46,212	13,554	53,581	—
Weighted-average number of diluted common shares outstanding	10,427,112	10,326,493	10,404,900	10,309,457

Stock options and restricted stock	408,050	606,557	408,050	419,850
Warrants	—	25,862	—	25,862
Antidilutive shares	408,050	632,419	408,050	445,712

Income Taxes

The effective tax rates of 19.4% and 17.9% for the thirteen and thirty-nine week periods ended September 26, 2021, respectively, and 22.0% and 25.4% for thirteen and thirty-nine week periods ended September 27, 2020, respectively, were primarily due to state taxes offset by the Work Opportunity Tax Credit in Fiscal 2021 and Fiscal 2020 and the non-deductibility of transaction costs related to the EdgeRock acquisition in Fiscal 2020.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of September 26, 2021, the Company has a $5.5 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

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

The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of September 26, 2021, goodwill with an adjusted tax basis of $30.9 million is remaining to be amortized for tax purposes.

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

NOTE 3 - ACQUISITIONS

EdgeRock Technology Holding, Inc.

On February 3, 2020, the Company acquired 100% of the equity of EdgeRock for a net purchase price cash consideration of $21.7 million. The purchase price at closing was paid out of available funds under the Company’s credit agreement led by BMO.

The acquired business was assigned to the Professional segment. The acquisition of EdgeRock allows the Company to strengthen its operations in specialized IT consultants and technology professionals specialized in leading software and data ecosystems, as well as expand its IT geographic operations with offices in Arizona, Florida and Massachusetts.

For the thirteen week period ended September 27, 2020, EdgeRock operations included approximately $9.2 million of revenue and $0.5 million of operating income. For the thirty-nine week period ended September 27, 2020, EdgeRock operations included thirty-four weeks for approximately $25.4 million of revenue and $1.1 million of operating income. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are non-deductible for tax purposes.

For the thirty-nine week period ended September 27, 2020, the Company incurred costs of $0.5 million related to the EdgeRock acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

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

The 2020 consolidated statement of income does not include any operating results of Momentum. For the thirteen week period ended September 26, 2021, Momentum operations included approximately $1.1 million of revenue and $0.3 million of operating income. For the thirty-nine week period ended September 26, 2021, Momentum operations included thirty-four weeks for approximately $2.3 million of revenue and $0.5 million of operating income. All amounts recorded to goodwill are expected to be deductible for tax purposes. The preliminary acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

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

For the thirty-nine week period ended September 26, 2021, the Company incurred costs of $0.2 million related to the Momentum acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income for the periods below that would have been reported if the EdgeRock and Momentum acquisitions had taken place on the first day of the Company's 2020 fiscal year would be as follows (dollars in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenues	$82,352	$72,028	$224,691	$213,475
Gross profit	$24,667	$20,004	$65,430	$59,106
Net income (loss)	$4,646	$2,584	$8,842	$(601)
Income (Loss) per share:
Basic	$0.45	$0.25	$0.85	$(0.06)
Diluted	$0.45	$0.25	$0.85	$(0.06)

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 2.4% and tax (benefit) expense of the pro forma adjustments at effective tax rates of and 17.9% and 25.4% for thirteen and thirty-nine week periods ended Fiscal 2021 and Fiscal 2020, respectively. The pro forma operating results include adjustments to EdgeRock and Momentum related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the EdgeRock and Momentum acquisitions taken place on the first day of the Company’s 2020 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - LEASES

For operating leases, the weighted average remaining lease term was 2.9 years and 3.5 years at September 26, 2021 and December 27, 2020, respectively. The weighted average discount rate was 4.9% at September 26, 2021 and December 27, 2020. The Company's future operating lease obligations that have not yet commenced are immaterial.

The supplement cash flow information related to the Company's operating leases were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Cash paid for operating leases	$579,844	$601,248	$1,739,688	$1,612,201
Operating lease costs	$519,496	$525,679	$1,565,289	$1,536,718
Short-term lease costs	$75,406	$108,359	$108,514	$308,543

The undiscounted annual future minimum lease payments consist of the following at:

September 26, 2021
Less than one year	$585,149
One to two years	2,215,659
Two to three years	1,660,916
Three to four years	1,038,580
Four to five years	311,375
Total lease payments	5,811,679
Interest	(384,875)
Present value of lease liabilities	$5,426,804

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $50.9 million and $48.5 million at September 26, 2021 and December 27, 2020, respectively. During the thirty-nine week periods ended September 26, 2021, the Company added software assets of $0.1 million and reclassified $1.1 million from property and equipment related to the information technology improvement project. Amortization expense for the fiscal years are comprised of following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Client partner lists	$554,962	$918,349	$1,655,250	$3,009,370
Covenant not to compete	55,246	66,395	165,105	202,479
Acquisition intangibles	610,208	984,744	1,820,355	3,211,849
Computer software - amortization expense	389,797	79,486	531,147	264,567
Amortization expense	1,000,005	1,064,230	2,351,502	3,476,416
Computer software - selling, general and administrative expense	18,822	18,823	56,467	56,466
Total expense	$1,018,827	$1,083,053	$2,407,969	$3,532,882

NOTE 6 - ACCRUED PAYROLL AND EXPENSES, OTHER LONG-TERM LIABILITIES, AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at:

	September 26, 2021	December 27, 2020
Field talent payroll	$6,844,894	$5,574,442
Field talent payroll related	1,645,870	1,036,135
Accrued bonuses and commissions	2,984,227	1,884,876
Other	4,040,686	2,952,950
Accrued payroll and expenses	$15,515,677	$11,448,403

As of September 26, 2021, other current liabilities includes $3.5 million of deferred employer FICA and other long-term liabilities includes $3.5 million of deferred employer FICA and $0.1 million of interest rate swap (see Note 7). The deferred employer FICA is under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which allows relief to employers affected by the coronavirus pandemic. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments are due by December 31, 2021, and the other half by December 31, 2022. The Company elected to delay the payment of these taxes.

The following is a schedule of future estimated contingent consideration payments due as of September 26, 2021:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$1,110,000	$(57,250)	$1,052,750
One to two years	1,110,000	(140,943)	969,057
Contingent consideration	$2,220,000	$(198,193)	$2,021,807

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

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of September 26, 2021.

On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition.

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of September 26, 2021, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of September 26, 2021.

Line of Credit

At September 26, 2021 and December 27, 2020, $13.6 million and $6.0 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended September 26, 2021 and September 27, 2020 was $12.3 million and $9.2 million, respectively. Average daily balance for the thirty-nine week periods ended September 26, 2021 and September 27, 2020 was $9.2 million and $13.8 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	September 26, 2021		December 27, 2020
Base Rate	$4,642,949	4.25%	$1,977,342	4.25%
LIBOR	9,000,000	2.35%	4,000,000	2.15%
Total	$13,642,949		$5,977,342

Long-Term Debt

Long-term debt consists of and bore interest at:

	September 26, 2021		December 27, 2020
Base Rate	$2,800,000	2.34%	$4,300,000	2.15%
Fixed rate	24,625,000	2.39%	24,625,000	2.39%
Long-term debt	$27,425,000		$28,925,000

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

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument is recorded in accumulated other comprehensive loss. The Company reclassifies the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affects earnings. Hedge effectiveness is tested quarterly. As of September 26, 2021, the instrument was perfectly effective and no additional amounts were reclassed from accumulated other comprehensive loss into income in the thirteen and thirty-nine week periods ended September 26, 2021 or September 27, 2020. See Note 8 for location on the balance sheet.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	September 26, 2021	December 27, 2020
Interest rate swap	Other long-term liabilities	Level 2	$54,613	$122,874
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,021,807	$2,287,926

The changes in the Level 2 fair value measurements from December 27, 2020 to September 26, 2021 change in the fair market value of the interest rate swap agreement. Key inputs in determining the fair value of the interest rate swap as of September 26, 2021 and December 27, 2020 are quoted prices from BMO (See Note 7).

The changes in the Level 3 fair value measurements from December 27, 2020 to September 26, 2021 relates to $1.9 million attributable to the Momentum acquisition, $0.2 million in accretion, and the remaining in gains included in earnings. Key inputs in determining the fair value of the contingent consideration as of September 26, 2021 and December 27, 2020 included discount rates ranging from 8.9% to 9.2% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization "EBITDA."

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

Impact of COVID-19

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in economic and labor markets.

NOTE 10 – EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

Restricted Stock

The Company issued net restricted common stock of 23,172 shares to non-team member (non-employee) directors in Fiscal 2021. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended September 26, 2021 and September 27, 2020, the Company recognized $0.2 million of compensation expense related to stock options. For the thirty-nine week periods ended September 26, 2021 and September 27, 2020, the Company recognized $0.5 million and $0.4 million, respectively, of compensation expense related to stock options. Unamortized share-based compensation expense as of September 26, 2021 amounted to $0.9 million which is expected to be recognized over the next 2.7 years.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 27, 2020	652,655	$17.63	7.1	$665
Granted	116,374	$11.57
Exercised	(1,000)	$9.72
Forfeited / Canceled	(20,150)	$17.56
Options outstanding at September 26, 2021	747,879	$16.70	6.9	$871

Options exercisable at December 27, 2020	416,717	$16.96	6.3	$463
Options exercisable at September 26, 2021	528,315	$17.26	6.1	$592

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 27, 2020	235,938	$18.83
Nonvested outstanding at September 26, 2021	219,564	$15.36

For the thirty-nine week period ended September 26, 2021, the Company issued 213 shares of common stock upon the cashless exercise of 600 stock options.

Restricted Stock

For the thirteen week periods ended September 26, 2021 and September 27, 2020, the Company recognized $0.2 million and $0.1 million of compensation expense related to restricted stock awards. For the thirty-nine week periods ended September 26, 2021 and September 27, 2020, the Company recognized $0.4 million and $0.2 million, respectively, of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of September 26, 2021 amounted to $0.6 million which is expected to be recognized over the next 2.6 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 27, 2020	25,218	$16.01
Issued	58,172	$11.99
Vested	(26,048)	$17.51
Restricted stock outstanding at September 26, 2021	57,342	$11.25

Nonvested outstanding at December 27, 2020	25,218	$16.01
Nonvested outstanding at September 26, 2021	57,342	$11.25

Warrant Activity

For the thirteen and thirty-nine week periods ended September 26, 2021 and September 27, 2020, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense to be recognized as of September 26, 2021.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Warrants outstanding at December 27, 2020	25,862	$16.80	0.4	$—
Forfeited	(25,862)	$16.80
Warrants outstanding at September 26, 2021	—	$—	0.0	$—

Warrants exercisable at December 27, 2020	25,862	$16.80	0.4	$—
Warrants exercisable at September 26, 2021	—	$—	0.0	$—

There were no nonvested warrants outstanding at September 26, 2021 or December 27, 2020.

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

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company's shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. For the thirty-nine week period ended September 26, 2021, the Company issued 14,758 shares of common stock under the ESPP.

NOTE 12 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.4 million and $0.3 million to the 401(k) Plan for the thirteen week periods ended September 26, 2021 and September 27, 2020. The Company contributed $1.2 million and $1.0 million to the 401(k) Plan for the thirty-nine week periods ended September 26, 2021 and September 27, 2020.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenue:
Real Estate	$24,788,784	$19,156,486	$64,613,631	$50,964,763
Professional	39,396,028	34,041,737	106,719,095	107,035,087
Light Industrial	18,167,210	18,320,468	53,122,523	50,192,604
Total	$82,352,022	$71,518,691	$224,455,249	$208,192,454

Depreciation:
Real Estate	$51,696	$54,549	$160,482	$163,685
Professional	97,141	100,727	294,174	309,467
Light Industrial	21,307	22,733	69,483	74,887
Home office	20,561	28,712	65,326	105,160
Total	$190,705	$206,721	$589,465	$653,199

Amortization:
Professional	$610,273	$1,004,964	$1,820,554	$3,353,128
Home office	389,732	59,266	530,948	123,288
Total	$1,000,005	$1,064,230	$2,351,502	$3,476,416

Operating income:
Real Estate	$4,369,878	$3,346,316	$9,795,540	$7,159,432
Professional - without impairment losses	3,399,330	1,793,937	7,476,688	5,232,301
Professional - impairment losses	—	—	—	(7,239,514)
Light Industrial	1,164,117	1,272,796	3,330,564	3,240,347
Home office - selling	(222,361)	(186,549)	(660,330)	(426,359)
Home office - general and administrative	(3,723,494)	(2,654,534)	(10,599,917)	(7,821,611)
Home office - gain on contingent consideration	1,208,270	76,102	2,402,844	76,102
Total	$6,195,740	$3,648,068	$11,745,389	$220,698

Capital expenditures:
Real Estate	$29,733	$25,000	$94,674	$68,273
Professional	16,229	28,693	96,124	102,591
Light Industrial	7,390	9,519	34,505	12,720
Home office	409,537	—	1,341,086	1,776,595
Total	$462,889	$63,212	$1,566,389	$1,960,179

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 26, 2021	December 27, 2020
Total Assets:
Real Estate	$20,016,373	$15,598,575
Professional	93,544,514	81,671,193
Light Industrial	14,510,863	16,122,052
Home office	16,028,906	16,886,448
Total	$144,100,656	$130,278,268

NOTE 14 - SUBSEQUENT EVENTS

Dividend

On November 3, 2021, the Company's board of directors declared a cash dividend in the amount of $0.12 per share of common stock to be paid on November 22, 2021 to all shareholders of record as of the close of business on November 15, 2021.

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

Our Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently in 34 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

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

Real Estate was strongly affected by COVID-19 in both 2020 and early 2021, due to many factors including the eviction moratoriums.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements. The Fiscal 2021 (as defined below) consolidated statement of operations and comprehensive income includes thirty-four weeks of Momentum operations. The Fiscal 2020 (as defined below) consolidated statement of operations and comprehensive income includes thirty-four weeks of EdgeRock operations.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(dollars in thousands)
Revenues	$82,352	$71,519	$224,455	$208,192
Cost of services	57,685	51,807	159,191	151,299
Gross profit	24,667	19,712	65,264	56,893
Selling, general and administrative expenses	18,489	14,869	52,981	45,379
Gain on contingent consideration	(1,208)	(76)	(2,403)	(76)
Impairment losses	—	—	—	7,240
Depreciation and amortization	1,191	1,271	2,941	4,130
Operating income	6,195	3,648	11,745	220
Interest expense, net	431	360	1,026	1,245
Income (Loss) before income tax	5,764	3,288	10,719	(1,025)
Income tax expense (benefit)	1,121	723	1,921	(260)
Net income (loss)	$4,644	$2,566	$8,798	$(765)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	70.0%	72.4%	70.9%	72.7%
Gross profit	30.0%	27.6%	29.1%	27.3%
Selling, general and administrative expenses	22.5%	20.8%	23.6%	21.8%
Gain on contingent consideration	(1.5)%	(0.1)%	(1.1)%	—%
Impairment losses	—%	—%	—%	3.5%
Depreciation and amortization	1.4%	1.8%	1.3%	2.0%
Operating income	7.5%	5.1%	5.2%	0.1%
Interest expense, net	0.5%	0.5%	0.5%	0.6%
Income (Loss) before income tax	7.0%	4.6%	4.8%	(0.5)%
Income tax expense (benefit)	1.4%	1.0%	0.9%	(0.1)%
Net income (loss)	5.6%	3.6%	3.9%	(0.4)%

Thirteen Week Fiscal Period Ended September 26, 2021 (“Fiscal 2021”) Compared with Thirteen Week Fiscal Period Ended September 27, 2020 (“Fiscal 2020”)

Revenues:	Thirteen Weeks Ended
	September 26, 2021		September 27, 2020
	(dollars in thousands)
Revenues by segment:
Real Estate	$24,789	30.1%	$19,156	26.8%
Professional	39,396	47.8%	34,042	47.6%
Light Industrial	18,167	22.1%	18,321	25.6%
Total Revenues	$82,352	100.0%	$71,519	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $5.6 million (29.4%). The increase was due to a 16.0% increase in billed hours and a 10.7% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $5.4 million (15.7%), primarily due to a 21.2% increase in billed hours, $0.5 million of an increase in permanent placements, and the 2021 Momentum acquisition that provided new revenues of $1.1 million. These increases were partially offset by a 6.3% decrease in average bill rate and a decline in the IT Infrastructure & Development division.

Light Industrial Revenues: Light Industrial revenues decreased approximately $0.1 million (0.8%). The decrease was due to an 11.1% decrease in billed hours, which was partially offset by a 11.5% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 26, 2021		September 27, 2020
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$9,515	38.7%	$7,145	36.2%
Professional	12,532	50.8%	9,978	50.6%
Light Industrial	2,620	10.5%	2,589	13.2%
Total Gross Profit	$24,667	100.0%	$19,712	100.0%

	Thirteen Weeks Ended
	September 26, 2021	September 27, 2020
Gross Profit Percentage by segment:
Real Estate	38.4%	37.3%
Professional	31.8%	29.3%
Light Industrial	14.4%	14.1%
Company Gross Profit	30.0%	27.6%

Overall, our gross profit increased approximately $5.0 million (25.1%). As a percentage of revenue, gross profit has increased to 30.0% from 27.6%, primarily due to higher gross profits from our Professional segment and increased Real Estate contributions.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $2.5 million (33.2%) in line with increased revenue and a 12.2% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $2.5 million (25.6%) overall revenue growth from the increase in permanent placements that provided an additional $0.5 million of gross profit and the 2021 Momentum acquisition which contributed an additional $0.5 million. The overall increase in gross profit was affected by a 3.3% decrease in average spread.

Light Industrial Gross Profit: Light Industrial gross profit was up slightly effected by an 14.3% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $3.6 million (24.3%), primarily due to additional compensation generated from increased gross profit. The 2021 Momentum acquisition contributed an additional $0.1 million. The components of selling, general and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	September 26, 2021		September 27, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$14,490	18%	$11,313	16%	$3,177	28%
Advertising and recruitment	357	—%	377	1%	(20)	(5)%
Occupancy and office operations	908	1%	939	1%	(31)	(3)%
Client engagement	152	—%	28	—%	124	443%
Software	744	1%	665	1%	78	12%
Professional fees	238	—%	208	—%	30	14%
Public company related costs	182	—%	180	—%	2	1%
Bad debt	89	—%	54	—%	35	65%
Share-based compensation	424	1%	245	—%	179	73%
Transaction fees	1	—%	15	—%	(14)	(93)%
IT roadmap	375	—%	401	1%	(25)	(6)%
Other	528	1%	445	1%	83	19%
Total	$18,489	22%	$14,869	21%	$3,618	24%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2021, the Company recognized a $1.2 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.1 million (6.3%). The decrease in depreciation and amortization is primarily due to the Professional segment with a decrease related to the 2015 Vision Technology Services acquisition, which was partially offset by an increase related to the information technology improvement project.

 Interest Expense, net: Interest expense, net was higher primarily due to higher average balance on the Revolving Facility.

Income Tax Expense (Benefit): Income tax expense increased approximately $0.4 million (55.0%) primarily due to higher pre-tax 2021 income, offset by a lower effective rate in 2021 and a higher Work Opportunity Tax Credit in 2021.

Thirty-nine Week Fiscal Period Ended September 26, 2021 (“Fiscal 2021”) Compared with Thirty-nine Week Fiscal Period Ended September 27, 2020 (“Fiscal 2020”)

Revenues:	Thirty-nine Weeks Ended
	September 26, 2021		September 27, 2020
	(dollars in thousands)
Revenues by segment:
Real Estate	$64,614	28.8%	$50,965	24.5%
Professional	106,719	47.5%	107,035	51.4%
Light Industrial	53,122	23.7%	50,192	24.1%
Total Revenues	$224,455	100.0%	$208,192	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $13.6 million (26.8%). The increase was due to a 15.0% increase in billed hours and a 10.1% increase in average bill rate.

Professional Revenues: Professional revenues decreased approximately $0.3 million (0.3%), primarily due to a 0.4% decrease in billed hours primarily in the IT Infrastructure & Development division and a decrease of 1.1% in average bill rate. These decreases were partially offset by the 2020 EdgeRock acquisition which contributed thirty-nine weeks of revenue in Fiscal 2021 vs. thirty-four weeks in Fiscal 2020 for an additional $8.3 million, an increase in permanent placements of $1.3 million, and the 2021 Momentum acquisition provided new revenues of $2.3 million.

Light Industrial Revenues: Light Industrial revenues increased approximately $2.9 million (5.8%), primarily due to a 9.2% increase in average bill rate. These increases were offset by a 3.1% decrease in billed hours.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 26, 2021		September 27, 2020
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$24,235	37.1%	$19,220	33.8%
Professional	33,274	51.0%	30,506	53.6%
Light Industrial	7,755	11.9%	7,167	12.6%
Total Gross Profit	$65,264	100.0%	$56,893	100.0%

	Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020
Gross Profit Percentage by segment:
Real Estate	37.5%	37.7%
Professional	31.2%	28.5%
Light Industrial	14.6%	14.3%
Company Gross Profit	29.1%	27.3%

Overall, our gross profit increased approximately $8.4 million (14.7%). As a percentage of revenue, gross profit has increased to 29.1% from 27.3%, primarily due to higher gross profits from our Professional segment and increased Real Estate contributions.

We determine spread as the difference between average bill rate and average pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $5.0 million (26.1%) consistent with the increase in revenue and an 9.8% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $2.8 million (9.1%) from the 2020 EdgeRock acquisition which contributed thirty-nine weeks of gross profit in Fiscal 2021 vs. thirty-four weeks in Fiscal 2020 for aan additional $2.7 million, the 2021 Momentum acquisition which provided gross profit of $1.1 million, and an overall 0.7% increase in average spread.

Light Industrial Gross Profit: Light Industrial gross profit increased approximately $0.6 million (8.2%) primarily from the increase in revenue and a 11.6% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $7.6 million (16.8%), primarily due to additional compensation generated from increased overall gross profit, from EdgeRock acquisition with thirty-nine weeks of gross profit in Fiscal 2021 vs. thirty-four weeks in Fiscal 2020 for an additional $1.5 million, and the 2021 Momentum acquisition that provided $0.4 million of new expense. The components of selling, general and administrative expense are detailed in the following table:

	Thirty-nine Weeks Ended
	September 26, 2021		September 27, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$41,253	18%	$34,184	16%	$7,069	21%
Advertising and recruitment	1,115	—%	1,214	1%	(99)	(8)%
Occupancy and office operations	2,750	1%	3,051	1%	(301)	(10)%
Client engagement	265	—%	328	—%	(63)	(19)%
Software	2,165	1%	1,705	1%	461	27%
Professional fees	1,046	—%	881	—%	165	19%
Public company related costs	558	—%	443	—%	116	26%
Bad debt	322	—%	154	—%	168	109%
Share-based compensation	886	—%	631	—%	255	40%
Transaction fees	155	—%	605	—%	(450)	(74)%
IT roadmap	1,306	1%	1,292	1%	14	1%
Workers' compensation loss retention return	(348)	—%	(464)	—%	116	(25)%
Other	1,507	1%	1,358	1%	149	11%
Total	$52,981	24%	$45,379	22%	$7,599	17%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2021, the Company recognized a $2.4 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $1.2 million (28.8%). The decrease in depreciation and amortization is primarily due to the Professional segment with a decrease related to the 2015 Vision Technology Services acquisition and a decrease related to the 2020 impairment losses, which was partially offset by an increase related to the information technology improvement project.

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

Interest Expense, net: Interest expense, net decreased approximately $0.2 million (17.6%) primarily due to the lower average balance on the Revolving Facility, lower rates, and an increase in interest income from our workers compensation loss retention program.

Income Tax Expense: Income tax expense increased approximately $2.2 million (838.8%) primarily due to higher pre-tax 2021 income, intangible impairment losses in 2020, non-deductible transaction fees in 2020 related to the EdgeRock acquisition, offset by a lower effective rate in 2021 and a higher Work Opportunity Tax Credit in 2021.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Trailing Twelve Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020	September 26, 2021
	(dollars in thousands)
Net income (loss)	$4,644	$2,566	$8,798	$(765)	$11,004
Interest expense, net	431	360	1,026	1,245	1,364
Income tax expense (benefit)	1,121	723	1,921	(260)	2,694
Operating income	6,196	3,649	11,745	220	15,062
Depreciation and amortization	1,191	1,271	2,941	4,130	3,771
Impairment losses	—	—	—	7,240	—
Gain on contingent consideration	(1,208)	(76)	(2,403)	(76)	(2,403)
Share-based compensation	424	245	886	631	1,105
Transaction fees	1	15	155	605	164
IT roadmap	375	401	1,306	1,292	1,578
Adjusted EBITDA	$6,979	$5,505	$14,630	$14,042	$19,277

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	September 26, 2021	December 27, 2020
	(dollars in thousands)
Working capital	$29,280	$25,385

	Thirty-nine Weeks Ended
	September 26, 2021	September 27, 2020
	(dollars in thousands)
Net cash provided by operating activities	$2,355	$18,288
Net cash used in investing activities	(5,341)	(23,618)
Net cash provided by financing activities	2,986	5,330
Net change in cash and cash equivalents	$—	$—

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, intangible impairment losses, interest expense on contingent consideration payable, gain on contingent consideration, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2021, net cash provided by operating activities was $2.4 million, a decrease of $15.9 million compared with $18.3 million for Fiscal 2020. This decrease is primarily attributable to increased accounts receivable and payments on accrued payroll and expenses, which were partially offset by an increase in the accrual in other long-term liabilities from deferred employer FICA for the CARES Act in 2020.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2021, we paid $3.8 million in connection with the Momentum acquisition and we made capital expenditures of $1.6 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2020, we paid $21.7 million in connection with the EdgeRock acquisition and we made capital expenditures of $2.0 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2021, we borrowed $7.7 million on our Revolving Facility for increased working capital needs and to fund the Momentum acquisition, paid $3.3 million in cash dividends on our common stock, and paid down $1.5 million on the Term Loan, as defined below. For Fiscal 2020, we borrowed $22.5 million on our Term Loan, described below, to fund the EdgeRock acquisition, we reduced $12.3 million on our Revolving Facility, and paid $4.1 million in cash dividends on our common stock, and paid down $0.7 million on long-term debt.

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

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of September 26, 2021, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended September 26, 2021, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely due to COVID-19. We are continually monitoring and assessing the impact of the ongoing COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 3, 2021