Form 10-K
period 2021-12-26
BGSF, INC.
filed 2022-03-10
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 25, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $127,740,249 (based on the closing sale price of the Registrant's common stock on June 25, 2021 as reported on the NYSE).

As of March 9, 2022, there were 10,425,210 shares of the Registrant’s common stock outstanding.

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

Part I
ITEM 1. BUSINESS.

Overview and History

BGSF, Inc. (“BGSF,” “we,” or the “Company”) is a leading national provider of professional workforce solutions with continuing operations that, along with its wholly owned subsidiaries, operate primarily within the U.S. in two industry segments Real Estate and Professional, with discontinued operations in the Light Industrial segment. We provide field talent to a variety of client partners that are seeking to match their workforce requirements to their business needs. Our client partners operate across a diverse set of industries.

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

On February 28, 2022, we signed a definitive agreement to sell substantially all our Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through their wholly-owned subsidiary, Sentech Engineering Services, Inc.

The Company anticipates that the transaction will close during the first fiscal quarter of 2022, and anticipates using the proceeds from the transaction to, among other things, deploy additional capital into managed services and high-end consulting solutions, drive geographic expansion in the Company’s Real Estate segment, pursue potential acquisition opportunities, reduce outstanding indebtedness, and for general corporate purposes.

Instaff's financial results for periods prior to the sale have been reflected in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior periods are classified as discontinued operations in our Consolidated Balance Sheets.

See “Note 4 - Discontinued Operations” in our Consolidated Financial Statements included elsewhere in this report for additional information.

We now operate across 46 states and D.C., as well as 13 on-site locations. We do not currently have any significant foreign operations.

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

The workforce solution industry is large and highly fragmented with approximately 25,000 competing companies, while only 186 firms exceeded $100 million in annual revenues in 2020 according to Staffing Industry Analysts (“SIA”). As of September 2021, SIA estimated the 2022 U.S. temporary service market will be an estimated $163.8 billion, which is up from an estimated $157.4 billion in 2021. Workforce solution providers compete both to recruit and retain a supply of field talent and to attract and retain client partners to use these workers. Client partner demand for workforce solutions is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The workforce solution industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

Our Operations

We have diversified our operations to provide field talent within distinct segments of the industry. We refer to our continuing operations as the Real Estate and Professional segments, and discontinuing operations is the Light Industrial segment.

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

Our Segments

Our continuing operations are organized into the Real Estate and Professional segments, and our discontinued operations is the Light Industrial segment.

Real Estate Segment

Our Real Estate segment is a leading provider of office and maintenance field talent to various apartment communities and commercial buildings. We currently operate in 35 states and D.C. The Real Estate division utilizes Virtual Talent Acquisition Center (“TAC”) with team members located in various locations throughout the United States. All open positions nationally are recruited from this TAC. The field talent we assign to our Real Estate client partners are our employees, although our client partners provide on-the-job direction, control and supervision.

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

Light Industrial Segment

The Light Industrial segment, reported as discontinued operations, provides field talent to manufacturing, distribution, logistics and call center client partners needing a flexible workforce. We currently have 11 branch offices and 13 on-site locations operating in 11 states. The Light Industrial segment field talent perform workforce solutions in a variety of skilled and unskilled positions. The field talent we assign to the Light Industrial client partners are our employees, although our client partners provide on-the-job direction, control and supervision. See “Note 4 - Discontinued Operations” in our Consolidated Financial Statements for additional information.

Financial Information about Segments

Refer to Note 18 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

Financial Information about Geographic Areas

Refer to Notes 1 and 2 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

Our Client Partners

We currently provide workforce solutions to small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the industry, our engagements to provide workforce solutions to our client partners are generally of a non-exclusive, short-term nature and subject to termination by the client partner with little or no notice. No client partner accounted for more than 10% of our revenues in 2021, 2020, or 2019.

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

Growth Strategy
We are committed to growing our operations. We have grown from $35 million of Light Industrial revenue in 2009 to $239 million of continuing revenue in 2021, by using a growth strategy reliant upon both acquisitions and organic growth.

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

We continue to invest in technology and process improvements, as necessary, to ensure that we are operating at optimal productivity and performance. In April 2019, our board of directors authorized a three year plan to enhance our technology infrastructure, which is our “IT roadmap.” We have organized our top information technology goals and success criteria into six workstreams designed to align similar technologies, project predecessors and business stakeholders that will guide the roadmap for delivery prioritization. These workstreams include front office, middle office, back office, modern workplace, IT infrastructure and project management. To date we have spent $10.8 million of which $4.0 million is in our selling and administrative expense over the past three years and we have been able to complete 19 projects across all of the workstreams. There are currently 6 active projects, estimated to be completed in the second quarter 2022.

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

Seasonality and Other Fluctuations

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Real Estate workforce solutions typically increase in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

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

Our business, results of operations, and financial condition have been, and may continue to be, impacted by the COVID-19 pandemic. During 2020, the pandemic had a significant impact on our business, including reduced demand for our workforce solutions, early terminations or reductions in projects, hiring freezes, and a shift of a majority of our workforce to remote operations. These factors contributed to a decline in revenues and other significant adverse impacts on our financial results in 2020.

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

Team Members

As of February 2, 2022, we employed approximately 400 team members working remotely or in our various market locations in the United States.

Field Talent

In addition to our team members, BGSF matches talent with our client partners. In 2021, we placed approximately 20,200 individuals in positions with our client partners. In significantly all of these instances, we remain the employer of record for substantially all of our talent working at our client partner locations. This means that we retain responsibility for all assignments, wages, benefits, workers’ compensation insurance, and the employers’ share of applicable payroll taxes as well as the administration of the team members' share of these taxes. We also offer our talent access to competitive health and benefit programs while they are working with us.

Compensation and Benefits

BGSF is committed to providing competitive, equitable and fiscally responsible total rewards programs to our team members. Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide team members with competitive compensation opportunities, with pay for performance opportunities that include a mix of base salary, commissions, short-term incentives and, in the case of our more senior team members, long-term equity awards. We believe that our programs provide fair and competitive opportunities that align team member and shareholder interests. In addition to cash and equity compensation, we also offer team members competitive benefits such as life and health (medical, dental and vision) insurance, paid time off including volunteer time off, wellness benefits, education/tuition reimbursement, a defined contribution retirement plan and in 2021 we began an Employee Stock Purchase Plan.

Diversity, Equity, and Inclusion

We are committed to fostering an inclusive and diverse workforce. Our responsibility commitment is overseen by executive leadership, along with board-level oversight led by our Nominating and Governance Committee. In September 2020, we formed a diversity, equity and inclusion council called Voices Inspiring Inclusion, Belonging, and Equity (“VIIBE”), which now comprises more than 34 team members and represents broad perspectives across our organization. VIIBE is chaired by our Director of Diversity, Development and Learning, whose appointment was made in February 2021. Later in the year, we expect to launch our first two team member resource groups: African American/Black Employees & Allies and Single-Working Parents and Allies. Our team member resource groups are designed to create a strong sense of belonging within our work culture, to provide awareness and gain collaborative support from allies, and to help drive equitable opportunities throughout our organization for all. The essential work of VIIBE has already begun with the development of foundational pillars of excellence that promote this philosophy. We are focused on how we source, recruit, develop, appreciate, and leverage perspectives and experiences of underrepresented talent. This focus will extend to our collaboration with client partners, selection of vendor partners, engagement in our communities and prioritization of overall work-life harmony. Our commitment to diversity, equity and inclusion does not sit with a singular individual, but with every team member at BGSF. BGSF leaders will continue to be provided additional inclusive-leadership growth opportunities, understanding the importance of mitigating biases, as an ongoing effort to shape our future talent pool selections, onboard new talent, and support future career trajectories.

As of November 26, 2021, we employed approximately 4,900 people, of which 8% were internal team members and 92% were field talent supporting our client partners across the country.

•Women represented 42% of all team members, and underrepresented minorities (“URMs”, defined as those who identify as Black/African American, Hispanic/Latinx, Native American/Alaska Native, Asian, Native Hawaiian/Pacific Islander and/or two or more races) represented 78% of our all of our reporting team members (9% of team members in contingent roles chose not to disclose this information);

•Women represented 64% of our internal team members and 56% of internal team members in managerial and leadership roles; and

•URMs represent 40% of our internal team members and 13% of internal team members in managerial and leadership roles identified as URMs.

Our focus is to ensure BGSF is cultivating equality and equity, while recognizing and celebrating our differences at work, in our homes, and out in the communities.

Community Involvement

We consider sustainability to be a guiding principle in strengthening the relationship with our workforce, vendor partners and client partners. Through our programs and initiatives, we seek to contribute to improving the quality of life of our team members, their families, as well as the communities in which they operate. Designed on the concept of social investment, our approach ensures the creation of future development capacities instead of aiding on isolated occasions. Supporting our communities has always been an important part of how we uphold our company values. To this end, we support volunteerism through two paid days so team members can serve their charity, cause or not-for-profit organization of choice. In 2021, BGSF team members donated more than $29,000 to support the work of 31 nonprofit organizations, including The American Red Cross and United Way to support relief efforts for people affected by 2021 Winter Storm Uri. Team members also served more than 700 hours at several nonprofits of personal importance as well as BGSF-organized volunteer projects including “The Great BGSF Cleanup,” an Earth Day initiative; market-led back to school supply drives; and the 2021 State Fair of Texas Youth Job Interview Contest. BGSF named Junior Achievement its 2021 Charity of Choice, furthering the organization’s mission to prepare students for successful futures by providing work-readiness, entrepreneurship, and financial literacy learning programs.

Team Engagement

As part of BGSF’s continued initiative to provide its team members with feedback opportunities, in 2021, we conducted several pulse surveys to understand team member needs and provide support. Survey results were analyzed and reviewed by our senior leadership, as well as shared with individual managers, who were then tasked with taking action based on their team members’ confidential feedback (both quantitative and qualitative). By paying close attention to the results, both at an aggregate enterprise level as well as at a department/business/workgroup level, we have been able to continue the enhancement of our culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of team member well-being and modernize our approach to foster a culture of continuous learning and feedback. In 2021, we rolled out our social recognition “BiG Deal” platform to align awards and recognition to our BGSF values.

Learning and Development

We emphasize team member development and learning as a priority for the organization. We believe learning and development are key elements to overall retention, engagement, and team member experience strategy. This direction is led by our Director of Diversity, Development and Learning. Our strategy is designed to empower team members to reach their full potential, and we provide a wide range of development programs, opportunities, and resources needed to be successful. As we move towards the creation of the BGSF University, our goal is to provide a variety of learning channels including instructor-led, facilitated custom workshops, leader-led, cohort and mentorships, self-paced, e-learning and a catalog of vendor-provided courses, videos, resources, and books. We are committed to the organization's overall health and providing career progression by providing individual development, readiness, and transition plans as a part of our talent review and succession planning process.

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

ITEM 1A. RISK FACTORS.

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the events or circumstances described below were to occur, our business, the financial condition and the results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations. Past financial performance should not be considered to be a reliable indicator of future financial performance, and investors or prospects should not use historical trends to anticipate results or trends in future periods.

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

Geographic revenue in excess of 10% of our consolidated revenue from continuing operations in fiscal year 2021 and the related percentage for fiscal years 2020 and 2019 was generated in the following areas:

	2021	2020	2019
Tennessee	12%	16%	18%
Texas	23%	15%	22%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on our financial position and results of future operations.

Our business remains subject to risks related to the COVID-19 pandemic

The continually changing situation of the COVID-19 outbreak has impacted demand for the Company’s services, disrupted the Company’s operations and may continue to do so. The COVID-19 outbreak emerged as a serious threat to the health and economic well-being of the Company’s clients, candidates, team members, and the overall economy. At various times during the outbreak, many counties, states and countries took dramatic action including, without limitation, ordering all nonessential workers to stay home, mandating the closure of schools and nonessential business premises and imposing isolation measures on large portions of the population. These measures, while intended to protect human life, had serious adverse impacts on domestic and foreign economies and may do so in the future if they are continued or reintroduced. The COVID-19 pandemic has created significant uncertainty and volatility in the Company’s business. Initially it caused a dramatic increase in unemployment in the United States and mandated business closures and slowing economic activity reduced the use of temporary workers and reduced businesses’ recruitment of new team members resulting in less demand for the Company’s services. During 2021, however, demand for workers and the Company’s services increased as economic activity recovered, worksites reopened, and many business sought to restore or expand workforces that had shrunk during the course of the pandemic. There can be no assurance, however, that this increased demand for workers and the Company’s services will be sustained. Furthermore, the emergence of new variants of the coronavirus or of other illnesses may cause a rapid deterioration of economic conditions and the financial and credit markets, which could have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows. The Company has transitioned a significant number of the Company’s team member population to a remote work environment in an effort to mitigate the spread of COVID-19. This transition to remote working and the spread of COVID-19 may negatively impact the availability of key personnel necessary to conduct the Company’s business and the business and operations of the Company’s third-party service providers who perform critical services for the Company’s business. This transition to remote working has also increased the Company’s vulnerability to risks related to the Company’s computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks. The Company is continuing to monitor the spread of COVID-19, including the emerging variants of the disease, and related risks, including risks related to efforts to mitigate the disease’s spread. The rapid development and fluidity of the situation, however, precludes any prediction as to its ultimate impact on us. The emergence of new variants of the coronavirus or of other illnesses may adversely impact global economies and financial markets resulting in an economic downturn that would likely impact demand for the Company’s services. While the Company has navigated the COVID-19 pandemic thus far, its continuation or worsening may have a negative impact on the Company’s business. Any of the above factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase the Company’s costs, severely negatively impact the Company’s revenue, net income, and other results of operations, and impact the Company’s liquidity position. The duration of any such impacts cannot be predicted, and such impacts may also have the effect of heightening many of the other material risks the Company faces.

Government imposed vaccine mandates could have a material adverse impact on our business and results of operations

In September 2021, President Biden announced two executive orders related to vaccine mandates that would impact the Company's operations in the United States. The first executive order-- the OSHA Vaccination and Testing Emergency Temporary Standard (“ETS”) — was blocked by a stay of enforcement by the United States Supreme Court on January 13, 2022. On January 25, 2022, the Department of Labor withdrew the ETS; however, OSHA could still pursue a vaccine mandate through the regular federal rulemaking process. A second Executive Order on Ensuring Adequate COVID-19 Safety Protocols for Federal Contractors (“EO 14042”) would apply to the Company as a federal contractor and subcontractor. EO 14042 is also subject to legal challenges and is currently subject to a nationwide injunction during the pendency of federal court proceedings. At this time, it is unclear, among other things, if or when any federal vaccine mandates may go into effect. Further, state and local governments in the United States and in international jurisdictions where we operate may implement vaccine mandates (currently New York City has a mandate) and it is not clear if such mandates will go into effect or stay in effect; whether any will apply to all team members or only to team members who work in the office; and how compliance will be documented. Should such mandates apply to us, we may be required to implement a requirement that all of our team members get vaccinated, subject to limited exceptions. At this time the Company does not have a vaccine requirement. Currently, it is not possible to predict the impact that a federal vaccine mandate, any other vaccine mandate, or a vaccine requirement should we elect to adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, if implemented, may result in team members attrition; however, any failure to implement a vaccine requirement or mandate may also result in team members attrition or resistance to returning to onsite work, either of which could materially and adversely affect our business and results of operations.

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

We expect to continue making acquisitions and entering into new business initiatives, including, but not limited to, dispositions, joint ventures, and strategic investments, as part of our long-term business strategy. These acquisitions and new business initiatives involve significant challenges and risks, including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or diversion of management’s attention from our other business. We may be unable to identify suitable acquisition candidates in the future. Moreover, acquisitions may require substantial capital needs and the incurrence of additional indebtedness which may change significantly our capitalization and results of operations. Further, these acquisitions could result in post-closing discovery of material undisclosed liabilities of the acquired business or assets, title or other defects with respect to acquired assets, discrepancies or errors in furnished financial statements or other information or breaches of representations made by the sellers, or the unexpected loss of key team members or client partners from acquired businesses. These events could cause material harm to our operating results or financial condition.

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

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets from continuing operations were $29.1 million and $33.6 million, respectively, at the end of fiscal year 2021. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our results of operations.

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

With operations in many states, we are subject to numerous risks outside of our control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks and other health emergencies, terrorist acts or disruptive political events, or similar disruptions that could materially adversely affect our business and financial performance. Our operations are often dependent on the ability of team members, field talent and consultants to travel from business to business and from location to location. Any public health emergencies, including a real or potential pandemic such as those caused by the avian flu, SARS, Ebola, COVID-19, or even a particularly virulent flu, could decrease demand for our workforce solutions and our ability to offer them. Uncharacteristic or significant weather conditions can affect travel and the ability of businesses to remain open, which could lead to decreased ability to offer our workforce solutions and materially adversely affect our short-term results of operations. Although we cannot predict such events or their consequences, these events could materially adversely affect our stock price, reputation, business and financial condition.

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

While we have declared and paid dividends for the prior twenty-nine quarterly periods, we are limited in our ability to pay dividends by our credit agreement, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph compares, through December 26, 2021, the cumulative total return of the Company’s common stock, a peer group index of certain publicly traded workforce solutions companies, and the Russell 2000. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
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

Quarter Ended:	High	Low
December 26, 2021	$15.65	$11.61
September 26, 2021	$13.99	$11.55
June 27, 2021	$14.77	$11.45
March 28, 2021	$16.91	$12.24
December 27, 2020	$15.36	$7.41
September 27, 2020	$11.83	$7.88
June 28, 2020	$14.31	$5.69
March 29, 2020	$22.38	$6.01

As of February 2, 2022, the last reported sales price for our common stock was $14.03 per share.
As of February 2, 2022, there were approximately 3,675 holders of record of our common stock.

Dividends

The board of directors has declared or paid the following cash dividends during the fiscal years ended 2021, 2020, and 2019:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
February 6, 2019	February 19, 2019	February 26, 2019	$0.30	$3,068,847
April 25, 2019	May 6, 2019	May 13, 2019	$0.30	3,068,974
July 31, 2019	August 12, 2019	August 19, 2019	$0.30	3,071,862
October 29, 2019	November 11, 2019	November 18, 2019	$0.30	3,072,659
Total				$12,282,342

January 30, 2020	February 10, 2020	February 18, 2020	$0.30	$3,092,771
May 7, 2020	May 20, 2020	May 27, 2020	$0.05	515,349
August 5, 2020	August 18, 2020	August 25, 2020	$0.05	515,349
November 5, 2020	November 16, 2020	November 23, 2020	$0.10	1,031,679
Total				$5,155,148

February 8, 2021	February 18, 2021	February 26, 2021	$0.10	$1,033,597
May 6, 2021	May 17, 2021	May 24, 2021	$0.10	1,034,334
August 5, 2021	August 16, 2021	August 23, 2021	$0.12	1,248,183
November 3, 2021	November 15, 2021	November 22, 2021	$0.12	1,251,025
Total				$4,567,139

On February 2, 2022, the Company's board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on February 22, 2022 to all shareholders of record as of the close of business on February 14, 2022.

Our ability to pay dividends is restricted under the terms of our credit agreement and may be restricted under other agreements governing our outstanding indebtedness from time to time. Any future determination with respect to the payment of dividends, including whether to declare a dividend, and, if so, the amount thereof, will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Credit Agreements” for a description of the restrictions in our credit agreements on our ability to pay dividends.

Equity Compensation Plans

The following equity compensation plan information is provided as of December 26, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
2013 Long-Term Incentive Plan	756,173	$16.51	287,457
2020 Employee Stock Purchase Plan	—	$0.00	218,224
Total	756,173	$16.51	505,681

A description of the equity compensation plan is incorporated by reference to Note 15 in the Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered securities during the fiscal year ended 2021.

Share Repurchases

During 2021, we repurchased 610 shares of the Company's common stock at a cost of $8,442 and a weighted average price of $13.84 upon the vesting of restricted stock to satisfy statutory minimum tax withholding requirements.

Item 6. [Reserved].

The following tables set forth our summary consolidated historical financial data for continuing operations. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2021, 2020, and 2019 and the balance sheet data as of December 26, 2021 and December 27, 2020 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2018 and 2017 and the balance sheet data as of December 29, 2019, December 31, 2018, and December 25, 2017 set forth below were derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019	December 31, 2018	December 25, 2017
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$239,027	$207,125	$219,764	$206,174	$198,448
Gross profit	$80,941	$66,040	$69,826	$64,520	$57,764
Selling, general and administrative expenses	$65,115	$55,244	$50,222	$44,787	$38,659
Gain on contingent consideration	$(2,403)	$(76)	$—	$(3,775)	$(226)
Impairment losses	$—	$7,240	$—	$—	$—
Depreciation and amortization	$3,698	$4,861	$4,718	$4,833	$5,873
Operating income (loss)	$14,531	$(1,229)	$14,886	$18,675	$13,458
Loss on extinguishment of debt	$—	$—	$541	$—	$—
Interest expense, net	$1,433	$1,584	$1,569	$2,850	$3,253
Income (loss) from continuing operations before income taxes	$13,098	$(2,813)	$12,776	$15,825	$10,205
Income tax expense (benefit) from continuing operations(1)	$2,640	$(741)	$3,135	$2,855	$6,090
Income (loss) from continuing operations	$10,458	$(2,072)	$9,641	$12,970	$4,115
Income from discontinued operations, net of tax	$3,652	$3,513	$3,606	$4,579	$1,735
Net income	$14,110	$1,441	$13,247	$17,549	$5,850

Basic income (loss) per share:
Continuing operations	$1.01	$(0.20)	$0.94	$1.35	$0.47
Discontinued operations	0.35	0.34	0.35	0.48	0.20
Net income per share – basic	$1.36	$0.14	$1.29	$1.83	$0.67

Diluted income (loss) per share:
Continuing operations	$1.00	$(0.20)	$0.93	$1.32	$0.46
Discontinued operations	0.35	0.34	0.35	0.47	0.19
Net income per share – diluted	$1.35	$0.14	$1.28	$1.79	$0.65

Weighted average shares outstanding – basic	10,367	10,312	10,239	9,577	8,734
Weighted average shares outstanding – diluted	10,417	10,338	10,351	9,808	9,038

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$16,659	$13,760	$21,609	$21,256	$19,970
Same Day EBITDA from continuing operations(2)	$16,659	$13,760	$21,609	$21,256	$19,449
Cash dividends declared per common share	$0.44	$0.50	$1.20	$1.15	$1.00

Balance Sheet Data from Continuing Operations:
Working capital	$25,851	$17,960	$20,532	$13,079	$9,797
Total assets	$148,294	$130,278	$100,378	$84,316	$89,325
Total outstanding borrowings, net	$39,450	$34,634	$27,494	$20,089	$44,123
Total other long-term liabilities	$7,240	$14,224	$6,068	$654	$2,628
Stockholders’ equity	$76,592	$65,458	$68,457	$65,702	$39,135
(1)2017 Include a $3.3 million re-measurement of the net deferred tax assets as a result of the TCJA.
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

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019	December 31, 2018	December 25, 2017
	(dollars in thousands)
Net income (loss) from continuing operations	$10,458	$(2,072)	$9,641	$12,970	$4,115
Income tax expense (benefit) from continuing operations(1)	2,640	(741)	3,135	2,855	6,090
Interest expense, net	1,433	1,584	1,569	2,850	3,253
Loss on extinguishment of debt	—	—	541	—	—
CARES Act credit	(2,084)	—	—	—	—
Operating income (loss)	12,447	(1,229)	14,886	18,675	13,458
Depreciation and amortization	3,698	4,861	4,718	4,833	5,873
Gain on contingent consideration	(2,403)	(76)	—	(3,775)	(226)
Impairment losses(2)	—	7,240	—	—	—
Share-based compensation	1,058	786	850	1,015	401
Transaction fees	170	615	434	508	464
IT roadmap	1,689	1,563	721	—	—
Adjusted EBITDA from continuing operations	16,659	13,760	21,609	21,256	19,970
Same day adjustment	—	—	—	—	(521)
Same day EBITDA from continuing operations	$16,659	$13,760	$21,609	$21,256	$19,449
(1)2020 Included a $3.3 million re-measurement of the net deferred tax assets as a result of the TCJA.
(2)In the professional segment, we recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss during the thirteen week period ended June 28, 2020.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations from continuing operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. See “Forward-Looking Statements” in this Annual Report on Form 10-K. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Our actual results of operations may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited consolidated financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-K. Financial information provided is based on the results of our continuing operations. Please refer to “Note 4 — Discontinued Operations” of our audited consolidated financial statements for information regarding our discontinued operations.

Our historical financial information may not be indicative of our future performance.

Company Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015, VTS in October 2015, Zycron in April 2017, Smart in September 2017, and LJK in December 2019, 100% of the equity of EdgeRock in February 2020, and substantially all of the assets of Momentum Solutionz in February 2021. We have continuing operations in two industry segments Real Estate and Professional, and discontinued operations in the Light Industrial segment. We provide workforce solutions to client partners primarily within the United States of America. We now operate across 46 states and D.C.

On February 28, 2022, we signed a definitive agreement to sell substantially all our Light Industrial segment, (“InStaff”) assets to Jobandtalent (“J&T”), through their wholly-owned subsidiary, Sentech Engineering Services, Inc. We will receive approximately $30.3 million at the closing of the sale, and, subject to the terms of the Asset Purchase Agreement, receive an additional $2 million on the first anniversary of the closing of the transaction.

The Company anticipates that the transaction will close during the first fiscal quarter of 2022, and anticipates using the proceeds from the transaction to, among other things, deploy additional capital into managed services and high-end consulting solutions, drive geographic expansion in the Company’s Real Estate segment, pursue potential acquisition opportunities, reduce outstanding indebtedness, and for general corporate purposes.

The Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce currently out of 11 locations and 13 on-sites in 11 states.

We have classified the related assets and liabilities associated with our Light Industrial segment, InStaff, as discontinued operations in our Consolidated Balance Sheets. The results of InStaff business have been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented. The sale represents a strategic shift in our business that will have a major effect on our operations and financial results. See “Note 4 — Discontinued Operations” of our audited consolidated financial statements for information regarding our discontinued operations.

InStaff’s historical financial results have been reflected in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior periods have been classified as discontinued operations in our Consolidated Balance Sheets.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 35 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

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

Impact of COVID-19

We continue to observe the impact of the COVID-19 on our consolidated operating results, our candidate and field talent supply chain, and our client partners demand in all segments.

We will continue to monitor the situation and may find it necessary, in the future, to take further actions that alter our business operations as may be required by federal, state, local authorities, or that we determine are in the best interests of our team members, field talent, client partners, and stockholders.

Results of Operations

The following tables summarize key components of our results from continuing operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements.

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(dollars in thousands)
Revenues	$239,027	$207,125	$219,764
Cost of services	158,086	141,085	149,938
Gross Profit	80,941	66,040	69,826
Selling, general and administrative expenses	65,115	55,244	50,222
Gain on contingent consideration	(2,403)	(76)	—
Impairment losses	—	7,240	—
Depreciation and amortization	3,698	4,861	4,718
Operating income (loss)	14,531	(1,229)	14,886
Loss on extinguishment of debt	—	—	541
Interest expense, net	1,433	1,584	1,569
Income (loss) from continuing operations before income taxes	13,098	(2,813)	12,776
Income tax expense (benefit) from continuing operations	2,640	(741)	3,135
Income (loss) from continuing operations	10,458	(2,072)	9,641
Income from discontinued operations, net of tax	3,652	3,513	3,606
Net income	$14,109	$1,441	$13,247

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Revenues	100.0%	100.0%	100.0%
Cost of services	66.1	68.1	68.2
Gross Profit	33.9	31.9	31.8
Selling, general and administrative expenses	27.2	26.7	22.9
Gain on contingent consideration	(1.0)	—	—
Impairment losses	—	3.5	—
Depreciation and amortization	1.5	2.3	2.1
Operating income (loss)	6.1	(0.6)	6.8
Loss on extinguishment of debt	—	—	0.2
Interest expense, net	0.6	0.8	0.7
Income (loss) from continuing operations before income taxes	5.5	(1.4)	5.8
Income tax expense (benefit) from continuing operations	1.1	(0.4)	1.4
Income (loss) from continuing operations	4.4%	(1.0)%	4.4%

Fifty-two Week Fiscal Year Ended December 26, 2021 (Fiscal 2021) Compared with Fifty-two Week Fiscal Year Ended December 27, 2020 (Fiscal 2020)

Revenues:

	Fiscal Year Ended
	December 26, 2021		December 27, 2020
	(dollars in thousands)
Revenues by Segment:
Real Estate	$92,018	38.5%	$68,755	33.2%
Professional	147,009	61.5%	138,370	66.8%
Total Revenues	$239,027	100.0%	$207,125	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $23.3 million (33.8%). The increase was due to a 20.1% increase in billed hours and a 11.0% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $8.6 million (6.2%), primarily due to the 2020 EdgeRock acquisition which contributed fifty-two weeks of revenue in Fiscal 2021 vs. forty-seven weeks in Fiscal 2020, the 2021 Momentum acquisition which contributed $3.5 million of new revenues, an increase in permanent placements revenue of $1.2 million, and billed hours increased 5.5%. These increases were partially offset by a decrease in the IT Infrastructure & Development division of approximately $11.6 million in revenue and a decrease of 0.2% in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	December 26, 2021		December 27, 2020
	(dollars in thousands)
Gross Profit by Segment:
Real Estate	$34,969	43.2%	$25,813	39.1%
Professional	45,972	56.8%	40,227	60.9%
Total Gross Profit	$80,941	100.0%	$66,040	100.0%

	Fiscal Year Ended
	December 26, 2021	December 27, 2020
Gross Profit Percentage by Segment:
Real Estate	38.0%	37.5%
Professional	31.3%	29.1%
Company Gross Profit Percentage	33.9%	31.9%

Overall, our gross profit increased approximately $14.9 million (22.6%). As a percentage of revenue, gross profit has increased to 33.9% from 31.9%, primarily due to higher gross profits across all our segments.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $9.1 million (35.5%) consistent with the increase in revenue, and an 11.6% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $5.8 million (14.3%) from the 2020 EdgeRock acquisition which contributed fifty-two weeks of gross profit in Fiscal 2021 vs. forty-seven weeks in Fiscal 2020, the Momentum acquisition which provided gross profit of $1.7 million, and an overall increase of 1.4% in average spread. These increases were partially offset by a decrease in the IT Infrastructure & Development division of approximately $2.4 million in gross profit.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $9.9 million (17.9%), primarily due to additional compensation generated from increased overall gross profit, from the EdgeRock acquisition with fifty-two weeks in Fiscal 2021 vs. forty-seven weeks in Fiscal 2020, and the Momentum acquisition. The components of selling, general and administrative expense are detailed in the following table:

	Fiscal Year Ended
	December 26, 2021		December 27, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$53,332	22%	$41,563	20%	$11,769	28%
Advertising and recruitment	1,379	1%	1,552	1%	(173)	(11)%
Occupancy and office operations	3,128	1%	3,456	2%	(328)	(9)%
Client engagement	389	—%	321	—%	68	21%
Software	2,538	1%	2,044	1%	494	24%
Professional fees	1,111	—%	1,143	1%	(32)	(3)%
Public company related costs	727	—%	691	—%	36	5%
Bad debt	145	—%	344	—%	(199)	(58)%
Share-based compensation	1,058	—%	786	—%	272	35%
Transaction fees	170	—%	615	—%	(445)	(72)%
IT roadmap	1,689	1%	1,563	1%	126	8%
Workers' compensation loss retention return	(348)	—%	(464)	—%	116	(25)%
CARES Act credit, net	(2,083)	(1)%	—	—%	(2,083)	—%
Other	1,879	1%	1,630	1%	250	15%
Total	$65,115	27%	$55,244	27%	$9,871	18%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2021, the Company recognized a $2.4 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $1.2 million (23.9%). The decrease in depreciation and amortization is primarily due to the Professional segment with a decrease related to the 2015 Vision Technology Services acquisition, which was partially offset by an increase related to the information technology improvement project.

Impairment loss: As a result of the certain business developments in Fiscal 2020 and changes in the Company's long-term projections, the Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group. In the Professional segment, the Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss in Fiscal 2020.

Interest Expense, net: Interest expense, net decreased approximately $0.2 million (10)% primarily due to the lower average balance on the Revolving Facility, offset by an increase in interest income from our workers compensation loss retention program.

Income Taxes: Income tax expense increased $3.4 million primarily due to higher pre-tax 2021 income, intangible impairment losses in 2020, non-deductible transaction fees in 2020 related to the EdgeRock acquisition, and a higher Work Opportunity Tax Credit in 2021.

Fifty-two Week Fiscal Year Ended December 27, 2020 (Fiscal 2020) Compared with Fifty-two Week Fiscal Year Ended December 29, 2019 (Fiscal 2019)

Revenues:

	Fiscal Year Ended
	December 27, 2020		December 29, 2019
	(dollars in thousands)
Revenues by Segment:
Real Estate	$68,756	33.2%	$96,422	43.9%
Professional	138,370	66.8%	123,342	56.1%
Total Revenues	$207,126	100.0%	$219,764	100.0%

Real Estate Revenues: Real Estate revenues decreased approximately $27.7 million (28.7%) due to the effects of the COVID-19 pandemic discussed above. The decrease was due to a 31.7% decrease in billed hours partially offset by a 4.1% increase in average bill rate. Revenue from new offices was $0.8 million.

Professional Revenues: Professional revenues increased approximately $15.1 million (12.2%), primarily from LJK and EdgeRock acquisitions, which contributed $36.1 million of new revenues. The remaining professional group revenues decreased $21.1 million. Even with the overall increase, billed hours decreased 5.0% offsets by an increase of 17.7% in average bill rate and an increase in permanent placements revenue of $1.2 million.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	December 27, 2020		December 29, 2019
	(dollars in thousands)
Gross Profit by Segment:
Real Estate	$25,812	39.1%	$36,928	52.9%
Professional	40,228	60.9%	32,898	47.1%
Total Gross Profit	$66,040	100.0%	$69,826	100.0%

	Fiscal Year Ended
	December 27, 2020	December 29, 2019
Gross Profit Percentage by Segment:
Real Estate	37.5%	38.3%
Professional	29.1%	26.7%
Company Gross Profit Percentage	31.9%	31.8%

Overall, our gross profit decreased approximately $3.8 million (5.4%). As a percentage of revenue, gross profit has increased to 31.9% from 31.8%, primarily due to higher gross profits in the Professional segment.

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

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $5.0 million (10.0%), primarily related from LJK and EdgeRock acquisitions, which contributed $9.5 million of new expense that was partially offset by reduced compensation costs from the decline in gross profit and by many of our actions taken starting in March 2020 related to the COVID-19 pandemic to reduce actual and planned operating costs as detailed in the following table.

	Fiscal Year Ended
	December 27, 2020		December 29, 2019
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$41,563	20%	$37,144	17%	$4,419	12%
Advertising and recruitment	1,552	1%	1,796	1%	(244)	(14)%
Occupancy and office operations	3,456	2%	3,356	2%	100	3%
Client engagement	321	—%	1,348	1%	(1,027)	(76)%
Software	2,044	1%	1,571	1%	473	30%
Professional fees	1,143	1%	1,132	1%	11	1%
Public company related costs	691	—%	675	—%	16	2%
Bad debt	344	—%	115	—%	229	199%
Share-based compensation	786	—%	850	—%	(64)	(8)%
Transaction fees	615	—%	434	—%	181	42%
IT roadmap	1,563	1%	721	—%	842	117%
Workers' compensation loss retention return	(464)	—%	(357)	—%	(107)	30%
Other	1,630	1%	1,437	1%	193	13%
Total	$55,244	27%	$50,222	23%	$5,022	10%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (3.0%). The increase in depreciation and amortization is primarily due to the Professional segment with increases related to the 2019 LJK and 2020 EdgeRock acquisitions that are partially offset by decreases related to the 2015 VTS and 2015 D&W Talent acquisitions.

Impairment loss: As a result of the certain business developments in Fiscal 2020 and changes in the Company's long-term projections, the Company calculated the quantitative impairment test of the finance and accounting group using the relief from royalty method for the indefinite-lived intangible assets and residual method for the definite-lived intangible assets by asset group. In the Professional segment, the Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss in Fiscal 2020.

Interest Expense, net: Interest expense, net was flat due to the increased borrowings on the Term Loan related to the EdgeRock acquisition that was partially offset by decreases in the Revolving Facility, deferred financing fees, and unused fee.

Income Taxes: Income tax expense decreased $3.9 million (123.6%) primarily due to lower pre-tax 2020 income and intangible impairment losses, which were partially offset by non-deductible fees related to the 2020 EdgeRock transaction.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(dollars in thousands)
Working capital from continuing operations	$25,851	$17,960	$20,532

Net cash provided by (used in):
Continuing operating activities	$1,358	$19,680	$13,244
Continuing investing activities	(6,990)	(24,078)	(9,576)
Continuing financing activities	473	1,890	(8,225)
Net change in cash and cash equivalents discontinued operations	5,271	2,508	4,557
Net change in cash and cash equivalents	$112	$—	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, intangible impairment losses, interest expense on contingent consideration payable, gain on contingent consideration, loss on extinguishment of debt, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued payroll and expenses, and income taxes payable.

During Fiscal 2021, net cash provided by continuing operating activities was $1.4 million, a decrease of $18.3 million compared with $19.7 million for Fiscal 2020. This decrease is primarily attributable to increased accounts receivable and payments on accrued payroll and expenses, which were partially offset by an increase in the accrual in other long-term liabilities from deferred employer FICA for the CARES Act in Fiscal 2020.

During Fiscal 2020, net cash provided by continuing operating activities was $19.7 million, an increase of $6.4 million compared with $13.2 million for Fiscal 2019. This increase is primarily attributable to the non-cash impact of intangible impairment losses, additional other long-term liabilities that includes the deferred employer FICA, and payments on accounts receivable, additional income taxes payable, which were partially offset by lower net income, reduced deferred income taxes, payments on accrued payroll and expenses, reduced prepaid expenses and other current assets, payments on accounts payable, and loss on extinguishment of debt in Fiscal 2019.

During Fiscal 2019, net cash provided by continuing operating activities was $13.2 million primarily attributable to higher net income, the timing of payments on operating assets and liabilities, net deferred tax assets, which was partially offset by contingent consideration adjustments.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2021, we paid $3.8 million in connection with the Momentum acquisition and we made capital expenditures of $3.2 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2020, we paid net $22.0 million in connection with the 2020 EdgeRock and 2019 LJK acquisitions and we made capital expenditures of $2.1 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap. In Fiscal 2019 we paid $7.5 million in connection with the LJK acquisition, excluding the hold back paid in 2020, and we made capital expenditures of $2.1 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap project.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends, and contingent consideration paid.

For Fiscal 2021, we borrowed $6.8 million on our Revolving Facility for increased working capital needs and to fund the Momentum acquisition, paid $4.6 million in cash dividends on our common stock, and paid down $2.1 million on the Term Loan, as defined below.

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

The Credit Agreement contains customary affirmative covenants and negative covenants. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of December 26, 2021.

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

On  February  8,  2021,  the  Company borrowed  $3.8  million  on  the  Revolving Facility  in  conjunction with  the  closing  of  the  Momentum  acquisition, as  described  in Note 3 in the Notes to Consolidated Financial Statements

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 26, 2021.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$39,643	$3,563	$36,081	$—	$—
Contingent consideration	2,220	1,110	1,110	—	—
Deferred employer FICA*	7,100	3,550	3,550	—	—
Operating lease obligations	4,886	2,073	2,535	277	—
Contractual cash obligations	$53,849	$10,295	$43,276	$277	$—
* included in Other current liabilities of continuing operations and Other long-term liabilities of continuing operations (see Note 9 in the Notes to Consolidated Financial Statements)

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of December 26, 2021, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

We have classified the related assets and liabilities associated with our Light Industrial segment, InStaff, as discontinued operations in our Consolidated Balance Sheets. The results of InStaff business have been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented. The sale represents a strategic shift in our business that will have a major effect on our operations and financial results. See “Note 4 — Discontinued Operations” for additional information.

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

Revenue Recognition

We derive our revenues from continuing operations in Real Estate and Professional segments. We provide workforce solutions and placement services. Revenues are recognized when promised workforce solutions are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations and comprehensive income represent workforce solutions rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.
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

We evaluate the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. We considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. We annually evaluate the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. In the Professional segment, we recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss in Fiscal 2020 (see Note 7 in the Notes to Consolidated Financial Statements). We determined that there were no impairment indicators for these assets in Fiscal 2021 and 2019.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. We review goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2021, 2020 or 2019.

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
Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. We recognizes any penalties when necessary as part of selling, general and administrative expenses. As of December 26, 2021, goodwill of $29.7 million, which is limited annually, is expected to be deductible for tax purposes.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of December 26, 2021, we have a $5.2 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

When appropriate, we will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. We believe that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 26, 2021 or December 27, 2020.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BGSF, Inc. (the “Company”) as of December 26, 2021 and December 27, 2020, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 26, 2021, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2022 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Momentum Solutionz LLC – Fair Value of Intangible Assets and Contingent Consideration

Description of the Matter

As discussed in Note 3 to the financial statements, the Company acquired substantially all of the assets and assumed certain liabilities of Momentum Solutionz LLC (“Momentum”) for a purchase price of $3.8 million in cash and contingent consideration of up to $2.2 million. The acquisition of Momentum resulted in a total of $3.3 million of intangible assets which are comprised primarily of customer relationships and tradename intangibles. The determination of fair value for the customer relationships required management to make estimates of discounted future cash flows and included their subjective assumptions of the appropriate discount rate, the growth of revenue, and rate of attrition for the related customers. Management estimated the fair value of the tradename using the relief from royalty method which is based on the costs saved by owning the tradename rather than licensing. This method also required management to estimate discounted cash flows with subjective assumptions of the appropriate discount rate, an appropriate royalty rate, and future revenues. The contingent consideration of up to $2.2 million is based on the forecasted performance of the acquired business for the two years following the date of the acquisition.

We identified the fair value of both the intangible assets acquired and contingent consideration liability in the Momentum business combination to be a critical audit matter due to the significant judgments made by management to estimate their fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of discount, customer attrition, and royalty rates, as well as forecasts of future revenues and cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the discount rates, royalty rate, and forecasts of future revenues and cash flows used by management to estimate the fair value of both the intangible assets acquired and contingent consideration liability in the Momentum business combination included the following, among others:

•We tested the effectiveness of controls over management’s Momentum purchase price allocation, including those over the determination of the fair value of intangible assets and contingent consideration, such as controls related to management’s selection of discount rates, customer attrition rate, the royalty rate, and forecasts of future revenues and cash flows.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (i) valuation methodology, (ii) discount rates, (iii) customer attrition rate, (iv) the royalty rate, and (v) future revenue and growth rates, including testing the source information underlying the determination of the discount rates and the royalty rate, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•We evaluated management’s ability to accurately forecast future revenues and cash flows by considering the past financial performance of Momentum and current economic factors.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
March 9, 2022

BGSF, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 26, 2021	December 27, 2020
ASSETS
Current assets
Cash and cash equivalents	$112,104	$—
Accounts receivable (net of allowance for credit losses of $448,622 for 2021 and $492,087 for 2020)	48,132,896	32,831,016
Prepaid expenses	2,345,948	2,154,966
Other current assets	2,381,197	—
Current assets of discontinued operations	7,198,104	8,662,784
Total current assets	60,170,249	43,648,766

Property and equipment, net	4,331,052	3,463,876

Other assets
Deposits	4,106,622	3,980,218
Other assets	1,283,629	1,195,143
Deferred income taxes, net	4,548,285	5,827,673
Right-of-use asset - operating leases	3,914,060	5,550,386
Intangible assets, net	33,584,910	32,133,168
Goodwill	29,141,883	27,052,060
Noncurrent assets of discontinued operations	7,213,276	7,426,978
Total other assets	83,792,665	83,165,626
Total assets	$148,293,966	$130,278,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$3,562,500	$2,625,000
Accrued interest	102,304	78,134
Accounts payable	401,175	219,693
Accrued payroll and expenses	16,153,920	10,375,637
Contingent consideration, current portion	1,073,901	—
Lease liability, current portion	1,896,253	1,866,008
Other current liabilities	3,549,785	—
Income taxes payable	381,806	1,861,116
Current liabilities of discontinued operations	1,262,056	1,238,656
Total current liabilities	28,383,700	18,264,244

Line of credit (net of deferred finance fees of $193,264 and $268,076 for 2021 and 2020, respectively)	12,587,591	5,709,266
Long-term debt, less current portion	23,300,000	26,300,000
Contingent consideration, less current portion	989,608	2,287,926
Lease liability, less current portion	2,685,270	4,580,664
Other long-term liabilities	3,565,218	7,355,541
Noncurrent liabilities of discontinued operations	190,395	322,875
Total liabilities	71,701,782	64,820,516

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,425,210 and 10,328,379 shares issued and outstanding for 2021 and 2020, respectively, net of treasury stock, at cost, 1,845 and 1,235 shares for 2021 and 2020, respectively	66,360	73,834
Additional paid in capital	61,875,406	60,457,044
Retained earnings	14,592,087	5,049,748
Accumulated other comprehensive income (loss)	58,331	(122,874)
Total stockholders’ equity	76,592,184	65,457,752
Total liabilities and stockholders’ equity	$148,293,966	$130,278,268
The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years ended December 26, 2021, December 27, 2020 and December 29, 2019

	2021	2020	2019
Revenues	$239,027,177	$207,125,480	$219,764,324
Cost of services	158,086,274	141,086,046	149,938,420
Gross profit	80,940,903	66,039,434	69,825,904
Selling, general and administrative expenses	65,115,223	55,244,147	50,222,419
Gain on contingent consideration	(2,402,844)	(76,102)	—
Impairment losses	—	7,239,514	—
Depreciation and amortization	3,698,329	4,860,788	4,718,367
Operating income (loss)	14,530,195	(1,228,913)	14,885,118
Loss on extinguishment of debt	—	—	540,705
Interest expense, net	1,432,733	1,583,630	1,568,815
Income (loss) from continuing operations before income taxes	13,097,462	(2,812,543)	12,775,598
Income tax expense (benefit) from continuing operations	2,639,587	(740,656)	3,134,767
Income (loss) from continuing operations	10,457,875	(2,071,887)	9,640,831
Income from discontinued operations, net of tax	3,651,603	3,513,355	3,606,159
Net income	$14,109,478	$1,441,468	$13,246,990

Change in unrealized (gains) losses on cash flow hedges	(181,205)	122,874	—
Other comprehensive (gain) loss	(181,205)	122,874	—
Net comprehensive income	$14,290,683	$1,318,594	$13,246,990

Net income per share - basic:
Continuing operations	$1.01	$(0.20)	$0.94
Discontinued operations	$0.35	$0.34	$0.35
Net income per share - basic	1.36	0.14	1.29

Net income per share - diluted:
Continuing operations	1.00	$(0.20)	0.93
Discontinued operations	0.35	0.34	0.35
Net income per share - diluted	1.35	0.14	1.28

Weighted average shares outstanding:
Basic	10,367,054	10,311,606	10,238,565
Diluted	10,416,610	10,338,029	10,350,775

Cash dividends declared per common share	$0.44	$0.50	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 26, 2021, December 27, 2020 and December 29, 2019

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 30, 2018	—	10,227,247	$102,273	$(24,027)	$57,624,379	$7,999,388	$—	$65,702,013
Share-based compensation from continuing operations	—	—	—	—	849,665	—	—	849,665
Share-based compensation from discontinued operations	—	—	—	—	103,073	—	—	103,073
Cancellation of restricted shares	—	(2,250)	(23)	—	23	—	—	—
Issuance of shares	—	47,403	474	—	999,526	—	—	1,000,000
Exercise of common stock options and warrants, net of 176 shares of treasury stock	—	36,836	369	(3,291)	41,121	—	—	38,199
Change in accounting principle - operating leases	—	—	—	—	—	(200,608)	—	(200,608)
Cash dividends declared	—	—	—	—	—	(12,282,342)	—	(12,282,342)
Net income	—	—	—	—	—	13,246,990	—	13,246,990
Stockholders’ equity, December 29, 2019	—	10,309,236	103,093	(27,318)	59,617,787	8,763,428	—	68,456,990
Share-based compensation from continuing operations	—	—	—	—	785,723	—	—	785,723
Share-based compensation from discontinued operations	—	—	—	—	63,725	—	—	63,725
Issuance of restricted shares, net of 231 shares of treasury stock	—	19,143	191	(2,132)	(191)	—	—	(2,132)
Share issuance costs	—	—	—	—	(10,000)	—	—	(10,000)
Cash dividends declared	—	—	—	—	—	(5,155,148)	—	(5,155,148)
Net income	—	—	—	—	—	1,441,468	—	1,441,468
Other comprehensive loss	—	—	—	—	—	—	(122,874)	(122,874)
Stockholders’ equity, December 27, 2020	—	10,328,379	103,284	(29,450)	60,457,044	5,049,748	(122,874)	65,457,752

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 26, 2021, December 27, 2020 and December 29, 2019

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 27, 2020	—	10,328,379	$103,284	$(29,450)	$60,457,044	$5,049,748	$(122,874)	$65,457,752
Share-based compensation from continuing operations	—	—	—	—	1,058,096	—	—	1,058,096
Share-based compensation from discontinued operations	—	—	—	—	53,550	—	—	53,550
Issuance of shares, net of offering costs	—	—	—	—	(40,058)	—	—	(40,058)
Issuance of restricted shares, net of 610 shares of treasury stock	—	64,092	640	(8,442)	(640)	—	—	(8,442)
Issuance of ESSP shares	—	31,776	318	—	340,133	—	—	340,451
Exercise of common stock shares	—	963	10	—	7,281	—	—	7,291
Cash dividends declared	—	—	—	—		(4,567,139)	—	(4,567,139)
Net income	—	—	—	—	—	14,109,478	—	14,109,478
Other comprehensive gain	—	—	—	—	—	—	181,205	181,205
Stockholders’ equity, December 26, 2021	—	10,425,210	$104,252	$(37,892)	$61,875,406	$14,592,087	$58,331	$76,592,184

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 26, 2021, December 27, 2020 and December 29, 2019

	2021	2020	2019
Cash flows from operating activities
Net income	$14,109,478	$1,441,468	$13,246,990
(Income) from discontinued operations, net of tax	(3,651,603)	(3,513,355)	(3,606,159)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	685,546	757,038	728,410
Amortization	3,012,783	4,103,750	3,989,957
Impairment losses	—	7,239,514	—
CARES Act credit	(2,368,049)	—	—
Loss on disposal of property and equipment	8,347	—	30,767
Loss on extinguishment of debt, net	—	—	540,705
Contingent consideration adjustment	(2,402,843)	(76,102)	—
Amortization of deferred financing fees	74,812	83,052	173,018
Interest expense on contingent consideration payable	251,705	189,650	123,761
Provision for credit losses	221,240	349,362	114,982
Share-based compensation	1,058,096	785,723	849,665
Deferred income taxes, net of acquired deferred tax liability	1,279,388	(2,413,019)	799,150
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,177,999)	5,025,576	(2,765,135)
Prepaid expenses and other current assets	(200,504)	(855,112)	(222,794)
Deposits	(126,404)	(208,979)	(633,603)
Other assets	319,178	(916,123)	—
Accrued interest	24,170	5,107	(235,520)
Accounts payable	156,054	(279,326)	333,165
Accrued payroll and expenses	5,730,002	(1,342,377)	140,067
Other current liabilities	18,977	(16,565)	16,566
Income taxes receivable and payable	(1,479,310)	1,874,981	(125,490)
Operating leases	(106,871)	212,663	(254,783)
Other long-term liabilities	(78,311)	7,232,667	—
Net cash provided by continuing operating activities	1,357,882	19,679,593	13,243,719
Net cash provided by discontinued operating activities	5,305,572	2,577,357	4,710,125
Net cash provided by operating activities	6,663,454	22,256,950	17,953,844

Cash flows from investing activities
Businesses acquired, net of cash received	(3,791,210)	(22,002,109)	(7,500,000)
Capital expenditures	(3,203,909)	(2,076,216)	(2,076,877)
Proceeds from sale of property and equipment	5,158	—	440
Net cash used in continuing investing activities	(6,989,961)	(24,078,325)	(9,576,437)
Net cash used in discontinued investing activities	(34,505)	(68,730)	(152,632)
Net cash used in investing activities	(7,024,466)	(24,147,055)	(9,729,069)

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended December 26, 2021, December 27, 2020 and December 29, 2019

	2021	2020	2019
Cash flows from financing activities
Net borrowings (payments) under line of credit	6,803,513	(14,367,615)	9,694,667
Proceeds from issuance of long-term debt	—	22,500,000	7,500,000
Principal payments on long-term debt	(2,062,500)	(1,075,000)	(10,121,000)
Payments of dividends	(4,567,139)	(5,155,148)	(12,282,342)
ESPP shares	340,451	—	—
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	(41,209)	(12,132)	38,200
Contingent consideration paid	—	—	(2,672,000)
Deferred financing costs	—	—	(382,300)
Net cash provided by (used in) continuing financing activities	473,116	1,890,105	(8,224,775)
Net cash provided by discontinued financing activities	—	—	—
Net cash provided by (used in) financing activities	473,116	1,890,105	(8,224,775)
Net change in cash and cash equivalents	112,104	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$112,104	$—	$—

Supplemental cash flow information:
Cash paid for interest	$879,219	$1,133,323	$1,350,713
Cash paid for taxes, net of refunds	$3,675,842	$995,361	$3,563,703

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc., along with its wholly owned subsidiaries BGSF Professional, LLC (formally BG Staffing, LLC), B G Staff Services Inc., BG Personnel, LP, BG Finance and Accounting, Inc., BG California IT Staffing, Inc., BG California Multifamily Staffing, Inc., BG California Finance & Accounting Staffing, Inc., EdgeRock Technology Holdings, Inc., EdgeRock Technologies, LLC, and BG Personnel of Texas, LLC (collectively, the “Company”), is a national provider of workforce solutions.

On February 28, 2022, we signed a definitive agreement to sell substantially all our Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through their wholly-owned subsidiary, Sentech Engineering Services, Inc. The Company anticipates that the transaction will close during the first fiscal quarter of 2022.

Instaff's financial results for reported periods have been reflected in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our Consolidated Balance Sheets.

See “Note 4 - Discontinued Operations” in our Consolidated Financial Statements included elsewhere in this report for additional information.

The Company continues to operate primarily within the United States of America in the Real Estate and Professional industry segments, and discontinued operations in Light Industrial (see Note 4).

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 35 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

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

Light Industrial segment provides field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce currently out of 11 locations and 13 on-sites in 11 states. Light Industrial segment operates through one division under the InStaff trade name.

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

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 26, 2021, December 27, 2020, and December 29, 2019, referred to herein as Fiscal 2021, 2020 and 2019, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to the 2019 and 2020 financial statements to conform with the 2021 presentation.

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

The COVID-19 pandemic continues to have an impact on our economy as a result of measures designed to stop the spread of the virus. In light of the ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply the Company’s significant accounting policies. While the ongoing COVID-19 response continues to evolve, management may continue to make changes to these estimates and judgments over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

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

 Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable from continuing operations as of December 26, 2021 and December 27, 2020 or revenue from continuing operations in Fiscal 2021, 2020 and 2019. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2021 and the related percentage for Fiscal 2020 and 2019 was generated in the following areas:

	2021	2020	2019
Tennessee	12%	16%	18%
Texas	23%	15%	22%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the allowance for credit losses from continuing operations for the fiscal years are as follows:

	2021	2020
Beginning balance	$492,087	$468,233
Provision for credit losses - EdgeRock Technology Holdings, Inc. (“EdgeRock”) acquisition	—	47,498
Provision for credit losses, net	221,240	349,362
Amounts written off, net	(264,705)	(373,006)
Ending balance	$448,622	$492,087

CARES Act Receivable

Other current assets from continuing operations includes $2.4 million of the Employee Retention Credit ("ERC") at December 26, 2021. The ERC was established by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act allows relief to businesses affected by the coronavirus pandemic, by providing payment to employers for qualified wages and health insurance benefits for team members. The CARES Act applies to taxes incurred from March 27, 2020, through the second quarter of 2021.

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

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $3.9 million and $3.8 million, which are included in Deposits and other assets from continuing operations in the accompanying consolidated balance sheets, as of December 26, 2021 and December 27, 2020, respectively.

Long-Lived Assets

The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within intangible assets.

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2021, 2020 or 2019.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. In the Professional segment, the Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss in Fiscal 2020 (see Note 7). The Company determined that there were no impairment indicators for these assets in Fiscal 2021 or 2019.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2021, 2020 or 2019.

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

BGSF, Inc. and Subsidiaries
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

Revenue Recognition

The Company derives its revenues from continuing operations in Real Estate and Professional segments. The Company provides workforce solutions and placement services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues from continuing operations as presented on the consolidated statements of operations and comprehensive income represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Refer to Note 18 for disaggregated revenues by segment.

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 26, 2021. There were no revenues recognized during Fiscal 2021 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during Fiscal 2021.

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense from continuing operations for Fiscal 2021, 2020 and 2019 was $1.3 million, $1.6 million, and $1.8 million, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	December 26, 2021	December 27, 2020	December 29, 2019
Weighted-average number of common shares outstanding:	10,367,054	10,311,606	10,238,565
Effect of dilutive securities:
Stock options and restricted stock	49,556	26,423	90,681
Warrants	—	—	21,529
Weighted-average number of diluted common shares outstanding	10,416,610	10,338,029	10,350,775

Stock options and restricted stock	401,450	423,350	238,750
Warrants	—	25,862	—
Antidilutive shares	401,450	449,212	238,750

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of December 26, 2021, goodwill of $29.7 million, which is limited annually, is expected to be deductible for tax purposes.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of December 26, 2021, the Company has a $5.2 million net operating loss carry forward from the 2020 EdgeRock acquisition (see Note 3) with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 26, 2021 or December 27, 2020.

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

In November 2021, ASU No. 2021-10, Government Assistance: Disclosures by Business Entities about Government Assistance. The ASU provides for additional reporting details for entities that receive Government funds. Additional disclose will include, the type of assistance, the method for accounting used, and the effect of the assistance on the company's financials statements. The guidance was effective December 15, 2021, and once adopted, may be applied prospectively to Government funds received through December 31, 2022.

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

The 2019 consolidated statement of operations does not include any operating results of EdgeRock. The Fiscal 2020 consolidated statement of operations and comprehensive income includes forty-seven weeks of EdgeRock operations, which is approximately $34.7 million of revenue and $1.6 million of operating income. The acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Momentum Solutionz

On February 8, 2021, the Company acquired substantially all of the assets and assumed certain liabilities of Momentum Solutionz LLC (“Momentum”) for a purchase price of $3.8 million cash, subject to customary purchase price adjustments as specified in the purchase agreement. The purchase agreement further provides for contingent consideration of up to $2.2 million based on the performance of the acquired business for the two years following the date of acquisition. At closing, the purchase price was paid out of currently available funds under the Company’s credit agreement led by BMO. The purchase agreement contained a provision for a “true up” of acquired working capital 60 days after the closing date.

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

The 2020 consolidated statement of operations does not include any operating results of Momentum. The Fiscal 2021 Momentum operations included forty-seven weeks for approximately $3.5 million of revenue and of $0.7 million operating income. All amounts recorded to goodwill are expected to be deductible for tax purposes. The acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable	$345,121
Prepaid expenses and other assets	3,626
Property plant and equipment, net	5,101
Intangible assets	3,347,970
Goodwill	2,089,823
Liabilities Assumed	$(73,708)
Total net assets acquired	$5,717,933

Cash	3,791,210
Fair value of contingent consideration	1,926,723
Total fair value of consideration transferred for acquired business	$5,717,933

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$37,800	5 years
Trade name	1,420,000	Indefinite
Client partner list	1,890,170	10 years
Total	$3,347,970

The Company incurred costs of approximately $0.2 million related to the Momentum acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income from continuing operations for the periods below that would have been reported if the EdgeRock and Momentum acquisitions had taken place on the first day of the Company's Fiscal 2020 would be as follows (dollars in thousands, except per share amounts):

	2021	2020
Revenues	$239,263	$212,934
Gross profit	$81,106	$68,580
Net income	$10,500	$(1,884)
Net income per share:
Basic	$1.01	$(0.18)
Diluted	$1.01	$(0.18)

Pro forma net income from continuing operations includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (see Note 11) at a rate of 2.3% and tax expense of the pro forma adjustments at an effective tax rate of 20.1% for Fiscal 2021 and 26.3% for Fiscal 2020. The pro forma operating results include adjustments to EdgeRock and Momemtum related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the EdgeRock and Momentum acquisitions taken place on the first day of Fiscal 2020 or of the results that may be achieved by the combined enterprise in the future.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISCONTINUED OPERATIONS

On February 28, 2022, the Company entered into an Asset Purchase Agreement (“APA”) with Sentech Engineering Services, Inc., (“Sentech”), and Job and Talent Holding Limited, the indirect parent of Sentech, solely as guarantor of certain obligations of Sentech, pursuant to which the Company would sell to Sentech substantially all of the assets pertaining to the Company’s Light Industrial segment (“InStaff”).

Under the APA, Sentech will (i) pay to the Company approximately $30.3 million at the closing of the transaction, (ii) subject to the terms and conditions of the APA, pay to the Company an additional $2 million on the first anniversary of the closing of the transaction, and (iii) assume certain liabilities and obligations of the Company pertaining to the Light Industrial segment. The APA further provides for customary purchase price adjustments, including a net working capital adjustment. Job and Talent Holding Limited has guaranteed certain of Sentech’s obligations under the APA.

The APA contains customary representations and warranties, covenants (including certain non-competition and non-solicitation covenants restricting the Company with respect to the light industrial staffing business), closing conditions, and indemnification provisions.

After the closing of the transaction, the Company will provide certain back-office services to Sentech for a limited period of time.

Discontinued operations – InStaff Operations

In accordance with ASC 205-10-05-3, the Light Industrial financial results for periods prior to the sale have been reflected in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the periods presented are classified as discontinued operations in our Consolidated Balance Sheets.

The following table presents the financial results of InStaff for the fiscal years presented (dollars in thousands):

	Fiscal Year
	2021	2020	2019
Revenue	$71,292	$70,765	$74,549
Cost of services	60,948	60,585	63,694
Gross profit	10,344	10,180	10,855
Selling expenses	5,684	5,315	5,977
Depreciation	90	99	102
Income from operations of discontinued operations before taxes	4,570	4,766	4,776
Income taxes	(918)	(1,253)	(1,170)
Income from discontinued operations, net of income taxes	$3,652	$3,513	$3,606

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aggregate carrying amounts of assets to be sold and liabilities to be assumed of discontinued operations for InStaff in the Consolidated Balance Sheet (dollars in thousands):

	December 26, 2021	December 27, 2020
Carrying amount of assets included as part of discontinued operations:
Accounts receivable	$7,198	$8,663
Property and equipment, net	201	260
Deposits	36	36
Right-of-use assets - operating leases	303	459
Intangible assets, net	1,648	1,648
Goodwill	5,025	5,025
Total assets classified as discontinued operations	$14,411	$16,091

Carrying amount of liabilities included as part of discontinued operations:
Accrued payroll and expenses	$1,129	$1,073
Lease liability, current portion	133	166
Lease liability, less current portion	190	323
Total liabilities classified as discontinued operations	$1,452	$1,562

NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 26, 2021 and December 27, 2020 consist of the following:

	2021	2020
Leasehold improvements	$1,384,009	$1,376,599
Furniture and fixtures	1,401,015	1,486,553
Computer systems	5,839,675	4,289,870
	8,624,699	7,153,022
Accumulated depreciation	(4,293,647)	(3,689,146)
Property and equipment, net	$4,331,052	$3,463,876

Total depreciation expense from continuing operations in Fiscal 2021, 2020 and 2019 was $0.7 million, $0.8 million, and $0.7 million, respectively.

NOTE 6 - LEASES

At December 26, 2021, the weighted average remaining lease term and weighted average discount rate for continuing operating leases was 2.7 years and 5.0%, respectively. The Company's future continuing operating lease obligations that have not yet commenced are immaterial. For Fiscal 2021, the Company's cash paid for continuing operating leases was $2.1 million, and continuing operating lease and short-term lease costs were $1.9 million and $0.1 million, respectively.

The undiscounted annual future minimum lease payments of continuing operations consist of the following at:

December 26, 2021
2022	$2,073,058
2023	1,561,952
2024	973,510
2025	277,095
Total lease payment	4,885,615
Interest	(304,092)
Present value of lease liabilities	$4,581,523

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS

Finite and indefinite lived intangible assets from continuing operations consist of the following at:

	December 26, 2021
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$44,732,838	$36,112,796	$8,620,042
Covenant not to compete	2,341,385	1,663,444	677,941
Computer software	3,594,313	1,851,952	1,742,361
	50,668,536	39,628,192	11,040,344
Indefinite lives:
Trade names	23,977,000	1,432,434	22,544,566
Total	$74,645,536	$41,060,626	$33,584,910

	December 27, 2020
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$42,842,668	$33,902,584	$8,940,084
Covenant not to compete	2,303,585	1,443,094	860,491
Computer software	2,355,805	1,147,778	1,208,027
	47,502,058	36,493,456	11,008,602
Indefinite lives:
Trade names	22,557,000	1,432,434	21,124,566
Total	$70,059,058	$37,925,890	$32,133,168

Estimated future amortization expense from continuing operations for the next five years and thereafter is as follows:

Fiscal Years Ending:
2022	$2,996,117
2023	2,458,254
2024	2,139,866
2025	1,548,327
2026	1,006,944
Thereafter	890,836
Total	$11,040,344

Total amortization expense from continuing operations for Fiscal 2021, 2020 and 2019 was $3.0 million, $4.1 million and $4.0 million, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL

The changes in the carrying amount of goodwill from continuing operations as of and during the years ended were as follows at:

	Real Estate	Professional	Total
December 29, 2019	$1,073,755	$19,096,064	$20,169,819
Additions from acquisitions	—	6,882,241	6,882,241
December 27, 2020	1,073,755	25,978,305	27,052,060
Additions from acquisitions	—	2,089,823	2,089,823
December 26, 2021	$1,073,755	$28,068,128	$29,141,883

NOTE 9 - ACCRUED PAYROLL AND EXPENSES, CONTINGENT CONSIDERATION, AND OTHER LONG-TERM LIABILITIES

Accrued payroll and expenses from continuing operations consist of the following at:

	December 26, 2021	December 27, 2020
Field talent payroll	$6,042,341	$4,850,888
Field talent payroll related	1,310,918	955,410
Accrued bonuses and commissions	4,522,723	1,731,229
Other	4,277,938	2,838,110
Accrued payroll and expenses	$16,153,920	$10,375,637

Other current liabilities of continuing operations includes $3.5 million of deferred employer FICA and other long-term liabilities includes $3.5 million of deferred employer FICA at December 26, 2021. Under the CARES Act, employers affected by the coronavirus epidemic were allowed relief from the payment of employer FICA taxes. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments were due by December 31, 2021, and the other half are due by December 31, 2022. The Company elected to delay the payment of these taxes.

The following is a schedule of future estimated contingent consideration payments from continuing operations to various parties as of December 26, 2021:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$1,110,000	$(36,099)	$1,073,901
One to two years	1,110,000	(120,392)	989,608
Contingent consideration	$2,220,000	$(156,491)	$2,063,509

NOTE 10 - INCOME TAXES

The Company's income tax expense for the fiscal years are comprised of the following:

	2021	2020	2019
Current federal income tax	$594,483	$752,397	$1,210,078
Current state income tax	765,716	919,966	1,125,539
Deferred income tax (benefit)	1,279,388	(2,413,019)	799,150
Income tax expense (benefit) from continuing operations	2,639,587	(740,656)	3,134,767
Income tax expense (benefit) from discontinued operations	918,613	1,253,748	1,170,211
Income tax expense (benefit)	$3,558,200	$513,092	$4,304,978

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income taxes from continuing operations are as follows at:

	December 26, 2021	December 27, 2020
Deferred tax assets:
Allowance for credit losses	$103,609	$110,998
Goodwill and intangible assets	996,763	2,082,214
Accrued payroll and expenses	207,600	90,510
Contingent consideration	535,687	573,812
Other long-term liabilities (deferred employer FICA)	1,843,081	1,812,682
Share-based compensation	452,029	353,442
Net operating loss carry forward	1,356,294	1,632,187
Deferred tax liabilities:
Prepaid expenses and other current assets	(579,027)	(517,271)
Fixed assets	(367,751)	(310,901)
Deferred income taxes, net	$4,548,285	$5,827,673

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	2021		2020		2019
Tax expense (benefit) at federal statutory rate	$2,750,467	21.0%	$(590,634)	21.0%	$2,682,876	21.0%
State income taxes, net of federal benefit	1,100,072	8.4%	96,269	(3.4)%	871,206	6.8%
Equity, permanent differences and other	(503,123)	(3.9)%	239,020	(8.5)%	218,025	1.7%
Work Opportunity Tax Credit, net	(707,829)	(5.4)%	(485,311)	17.3%	(637,340)	(5.0)%
Income tax expense (benefit) from continuing operations	2,639,587	20.1%	(740,656)	26.4%	3,134,767	24.5%
Income tax expense (benefit) from discontinued operations	918,613	20.1%	1,253,748	26.4%	1,170,211	24.5%
Income tax expense (benefit)	$3,558,200	20.1%	$513,092	26.4%	$4,304,978	24.5%

NOTE 11 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving facility (the "Revolving Facility") permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. The Company may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). The Company also pays an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of December 26, 2021.

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

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of December 26, 2021, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under, any of these arrangements, and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of December 26, 2021.

Line of Credit

At December 26, 2021 and December 27, 2020, $12.8 million and $6.0 million, respectively, was outstanding on the revolving facilities. Average daily balance for Fiscal 2021, 2020 and 2019 was $9.9 million, $11.7 million, and $16.5 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	December 26, 2021		December 27, 2020
Base Rate	$2,780,855	4.50%	$1,977,342	4.25%
LIBOR	10,000,000	2.35%	4,000,000	2.15%
Total	$12,780,855		$5,977,342

Long Term Debt

Long-term debt consisted of and bore interest at:

	December 26, 2021		December 27, 2020
Base Rate	$2,237,500	2.35%	$4,300,000	2.15%
Fixed rate	24,625,000	2.39%	24,625,000	2.39%
Long-term debt	$26,862,500		$28,925,000

Maturities on the Revolving Facility with BMO and long-term debt from continuing operations as of December 26, 2021, are as follows:

Fiscal:
2022	$3,562,500
2023	3,750,000
2024	32,330,855
39,643,355
Less deferred finance fees	(193,264)
Total, net	$39,450,091

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument is recorded in accumulated other comprehensive income or loss. The Company reclassifies the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affects earnings. Hedge effectiveness is tested quarterly. As of December 26, 2021, the instrument was perfectly effective and no additional amounts were reclassed from accumulated other comprehensive income or loss into income for Fiscal 2021. See Note 12 for location on the balance sheet.

NOTE 12 - FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 26, 2021	December 27, 2020
Interest rate swap	Other long-term assets	Level 2	$58,331	$—
Interest rate swap	Other long-term liabilities	Level 2	$—	$122,874
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$2,063,509	$2,287,926

The changes in the Level 2 fair value measurements from December 27, 2020 to December 26, 2021 relates to changes in the fair value of the interest rate swap agreement. Key inputs in determining the fair value of the interest rate swap as of December 26, 2021 are quoted prices from BMO (See Note 11).

The changes in the Level 3 fair value measurements from December 27, 2020 to December 26, 2021 relates to $1.9 million for the addition of the Momentum acquisition, partially offset by $0.3 million in accretion, and gains included in earnings. Key inputs in determining the fair value of the contingent consideration as of December 26, 2021 and December 27, 2020 included discount rates of approximately 9% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization "EBITDA."

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONTINGENCIES

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

Impact of COVID-19

Our business, results of operations, and financial condition have been, and may continue to be, impacted in material respects by COVID-19 and by related government actions, non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in economic and labor markets.

Employment Agreements

The CEO’s employment agreement was effective as of October 1, 2018 and the agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that her employment is terminated by the Company without cause or by her for good reason, she will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for her and her dependents, grossed-up for federal income taxes. Additionally, she will become 100% vested in any awards outstanding under the Company's 2013 Long-Term Incentive Plan, as amended, (“2013 Plan”) or similar plan. Should there be a sale of the Company that results in the termination of her employment or a material adverse change in her duties and responsibilities, she will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months.

The CFO’s employment agreement was effective as of October 1, 2018 and the agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for him and his dependents, grossed-up for federal income taxes. Additionally, he will become 100% vested in any awards outstanding under the 2013 Plan or similar plan. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months.

NOTE 14 - EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

Restricted Stock

The Company issued net restricted common stock of 64,092 shares to non-team member (non-employee) directors in Fiscal 2021, and 19,143 shares to various team members and directors in Fiscal 2020. The restricted shares of $0.01 par value per share were issued under the 2013 Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

In connection with the vesting portions of the restricted stock, the Company repurchased 610, 231, and 176 shares of company stock, or treasury stock, to satisfy the withholding obligation in connection with the vesting of a portion of the restricted stock for Fiscal 2021, 2020, and 2019, respectively. Treasury stock is accounted for under the cost method whereby the entire cost of the acquired stock is recorded.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHARE-BASED COMPENSATION

Stock Options

In December 2013, the board of directors adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. A total of 900,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the original 2013 Plan. On November 3, 2020 and May 16, 2017, stockholders of the Company approved and made effective amendments to the 2013 Plan, which each added an additional 250,000 shares of common stock reserved for issuance, for total of 500,000 shares. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan. As of December 26, 2021, a total of 1,043,630 shares remain available for issuance under the 2013 Plan.

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

For Fiscal 2021, 2020 and 2019, the Company recognized $0.6 million, $0.5 million and $0.6 million of compensation expense from continuing operations related to stock awards, respectively. Unamortized share-based compensation expense from continuing operations as of December 26, 2021 amounted to $0.9 million which is expected to be recognized over the next 2.4 years.

The following assumptions were used to estimate the fair value of stock options for the years ended:

	2021		2020		2019
Weighted-average fair value of awards	$4.91		$4.60		$5.08
Weighted-average risk-free interest rate	0.8%		0.4%		2.3%
Weighted-average dividend yield	$0.35		$0.96		$1.18
Weighted-average volatility factor	53.3%		53.6%		42.6%
Weighted-average expected life	10.0	yrs	10.0	yrs	10.0	yrs

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Awards outstanding at December 30, 2018	495,485	$17.53	8.0	$2,295
Granted	138,750	$21.49
Exercised	(39,190)	$12.60
Forfeited / Canceled	(30,200)	$16.53
Awards outstanding at December 29, 2019	564,845	$18.90	7.7	$2,412
Granted	93,610	$10.28
Forfeited / Canceled	(5,800)	$22.22
Awards outstanding at December 27, 2020	652,655	$17.63	7.1	$665
Granted	116,374	$11.57
Forfeited / Canceled	(72,350)	$15.01
Awards outstanding at December 26, 2021	695,329	$16.91	6.7	$665

Awards exercisable at December 27, 2020	416,717	$16.96	6.3	$463
Awards exercisable at December 26, 2021	475,765	$17.62	5.9	$452

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 27, 2020	235,938	$18.83
Non-vested outstanding at December 26, 2021	219,564	$12.73

During Fiscal 2021 the Company issued 213 shares of common stock upon the cashless exercise of 600 shares, during Fiscal 2020 there were no issuances of stock options, and during Fiscal 2019, the Company issued 16,777 shares of common stock upon the cashless exercise of 39,014 stock options.

Restricted Stock

For Fiscal 2021, 2020 and 2019, the Company recognized $0.5 million, $0.3 million, and $0.2 million, respectively, of compensation expense related to restricted stock. Unamortized share-based compensation expense as of December 26, 2021 amounted to $0.6 million which is expected to be recognized over the next 2.4 years.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted outstanding at December 30, 2018	31,500	$28.61
Vested	(9,000)	$28.61
Forfeited / Canceled	(4,500)	$28.61
Restricted outstanding at December 29, 2019	18,000	$28.61
Issued	21,624	$9.02
Vested	(14,406)	$21.26
Restricted outstanding at December 27, 2020	25,218	16.01
Issued	64,702	$12.04
Vested	(29,076)	$15.75
Restricted outstanding at December 26, 2021	60,844	$11.91

Nonvested outstanding at December 27, 2020	25,218	$16.01
Nonvested outstanding at December 26, 2021	60,844	$11.91

Warrant Activity

For Fiscal 2021, 2020 and 2019, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense remaining to be recognized as of December 26, 2021.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants (in thousands)
Warrants outstanding at December 30, 2018	93,216	$11.59	1.3	$805
Exercised	(28,734)	$6.55
Warrants exercisable at December 29, 2019	64,482	$13.84	0.8	$473
Expired	(38,620)	$11.85
Warrants outstanding at December 27, 2020	25,862	$16.80	0.4	$—
Expired	(25,862)	$16.80
Warrants outstanding at December 26, 2021	—	$—	0	$—

Warrants exercisable at December 27, 2020	25,862	$16.80	0.4	$—
Warrants exercisable at December 26, 2021	—	$—	0	$—

There were no non-vested warrants outstanding at December 26, 2021 and December 27, 2020.

There were no exercises of warrants in Fiscal 2021 and 2020. During Fiscal 2019, the Company issued 20,059 shares of common stock upon the cashless exercise of 28,734 warrants.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company's shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. For the year-ended December 26, 2021, the Company issued 31,776 shares of common stock under the 2020 ESPP.

NOTE 16 - RELATED PARTY TRANSACTIONS

There were no related party transactions in Fiscal 2021, 2020, or 2019.

NOTE 17 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent's compensation. The Company contributed $1.5 million, $1.3 million and $1.1 million from continuing operations to the 401(k) Plan for Fiscal 2021, 2020 and 2019, respectively.

NOTE 18 - BUSINESS SEGMENTS

The Company has continuing operations within two industry segments: Real Estate and Professional.

Segment income from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, property and equipment, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and income from continuing operations by reportable segment to consolidated results for the periods indicated:

	2021	2020	2019
Revenue:
Real Estate	$92,017,975	$68,755,975	$96,421,676
Professional	147,009,202	138,369,505	123,342,648
Total	$239,027,177	$207,125,480	$219,764,324

Depreciation:
Real Estate	$210,180	$218,425	$197,029
Professional	389,995	404,590	341,529
Home office	85,371	134,023	189,852
Total	$685,546	$757,038	$728,410

Amortization:
Professional	$2,430,827	$3,923,063	$3,964,878
Home office	581,956	180,687	25,079
Total	$3,012,783	$4,103,750	$3,989,957

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021	2020	2019
Operating income (loss):
Real Estate	$14,663,443	$9,671,504	$16,381,823
Professional - without CARES Act credit and impairment loss	10,340,171	7,514,924	7,702,174
Professional - CARES Act credit, net	921,093	—	—
Professional - impairment loss	—	(7,239,514)	—
Home office - selling	(931,974)	(663,110)	(516,190)
Home office - general and administrative	(14,015,822)	(10,588,819)	(8,682,689)
Home office - CARES Act credit, net	1,150,440	—	—
Home office - gain on contingent consideration	2,402,844	76,102	—
Total	$14,530,195	$(1,228,913)	$14,885,118

Capital Expenditures:
Real Estate	$105,547	$81,918	$251,461
Professional	107,476	184,611	582,573
Home office	2,990,886	1,809,687	1,242,843
Total	$3,203,909	$2,076,216	$2,076,877

Total Assets:
Real Estate	$20,753,085	$15,598,575
Professional	92,782,442	81,671,193
Home office	20,347,059	16,918,737
Discontinued operations	14,411,380	16,089,763
Total	$148,293,966	$130,278,268

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$49,750,192	$57,397,722	$64,184,813	$67,694,450	$239,027,177
Gross profit	$16,214,709	$19,247,481	$22,046,888	$23,431,825	$80,940,903
(Loss) income from continuing operations	$(211,583)	$2,635,226	$3,713,480	$4,320,752	$10,457,875
Income from discontinued operations, net of tax	$923,380	$807,612	$930,129	$990,482	$3,651,603
Net income	$711,797	$3,442,838	$4,643,609	$5,311,234	$14,109,478

Net (loss) income per share - basic:
Continuing operations	$(0.02)	$0.25	$0.36	$0.42	$1.01
Discontinued operations	$0.09	$0.08	$0.09	$0.09	$0.35
Net income per share - basic	$0.07	$0.33	$0.45	$0.51	$1.36

Net (loss) income per share - diluted:
Continuing operations	$(0.02)	$0.25	$0.36	$0.41	$1.00
Discontinued operations	$0.09	$0.08	$0.09	$0.09	$0.35
Net income per share - diluted	$0.07	$0.33	$0.45	$0.50	$1.35

Weighted-average shares outstanding:
Basic	10,332,817	10,340,243	10,380,902	10,414,262	10,367,054
Diluted	10,394,841	10,391,925	10,427,114	10,464,885	10,416,610

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$56,371,739	$48,429,888	$53,198,223	$49,125,630	$207,125,480
Gross Profit	$17,736,770	$14,866,591	$17,122,340	$16,313,733	$66,039,434
Income (loss) from continuing operations	$690,298	$(5,470,787)	$1,627,513	$1,081,089	$(2,071,887)
Income from discontinued operations, net of tax	$808,561	$641,525	$938,050	$1,125,219	$3,513,355
Net income	$1,498,859	$(4,829,262)	$2,565,563	$2,206,308	$1,441,468

Net income (loss) per share - basic:
Continuing operations	$0.07	$(0.53)	$0.16	$0.10	$(0.20)
Discontinued operations	$0.08	$0.06	$0.09	$0.11	$0.34
Net income (loss) per share - basic	$0.15	$(0.47)	$0.25	$0.21	$0.14

Net income (loss) per share - diluted:
Continuing operations	$0.07	$(0.53)	$0.16	$0.10	$(0.20)
Discontinued operations	0.08	0.06	0.09	0.11	0.34
Net income (loss) per share - diluted	$0.15	$(0.47)	$0.25	$0.21	$0.14

Weighted-average shares outstanding:
Basic	10,308,445	10,306,986	10,312,939	10,318,053	10,311,606
Diluted	10,382,999	10,306,986	10,326,493	10,334,478	10,338,029

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SUBSEQUENT EVENTS

Light Industrial Segment

On February 28, 2022, the Company signed a definitive agreement to sell substantially all our Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through their wholly-owned subsidiary, Sentech Engineering Services, Inc. Under the terms of the agreement, the Company will receive approximately $30.3 million at the closing of the transaction, and subject to the terms of the agreement, an additional $2 million on the first anniversary of the closing.

The Company anticipates that the transaction will close during the first fiscal quarter of 2022, and anticipates using the proceeds from the transaction to, among other things, deploy additional capital into managed services and high-end consulting solutions, drive geographic expansion in the Company’s Real Estate segment, pursue potential acquisition opportunities, reduce outstanding indebtedness, and for general corporate purposes. See Note 4 for additional information.

Dividend

On February 2, 2022, the Company's board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on February 22, 2022 to all shareholders of record as of the close of business on February 14, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2021, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 26, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 26, 2021, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BGSF, Inc.'s (the “Company”) internal control over financial reporting as of December 26, 2021, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on criteria established in 2013 Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of December 26, 2021 and December 27, 2020, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2021, and our report dated March 9, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Whitley Penn LLP

Dallas, Texas
March 9, 2022

Item 9B.  Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of BGSF, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of BGSF, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of BGSF, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of BGSF, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of BGSF, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom containing the information required to be set forth in this Form 10-K under Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2022.

BGSF, INC.

By:	/s/ Beth Garvey
Name: Beth Garvey
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2022.

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
2.9
Asset Purchase Agreement, dated as of December 13, 2019, between BG Staffing, Inc., BG Staffing, LLC, L.J.Kushner & Associates, L.L.C., and Lee J. Kushner (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 16, 2019)

2.10
Securities Purchase Agreement, dated as of February 3, 2020, by and between BG Staffing, LLC, EdgeRock Technology Holdings, Inc., and CDI Holding Company LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 6, 2020)

2.11
Asset Purchase Agreement, dated as of February 8, 2021, between BG Staffing, LLC, Momentum Solutionz LLC, Lorne Kaufman, and Jeff Servidio (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 11, 2021)

2.12
Asset Purchase Agreement, dated as of February 28, 2022, between BGSF, Inc., Sentech Engineering Services, Inc., and Jobandtalent Holding Limited (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 1, 2022)

3.1
Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

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