Form 10-Q
period 2022-03-27
BGSF, INC.
filed 2022-05-06
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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

As of as of May 4, 2022 there were 10,468,267 shares of the registrant’s common stock outstanding.

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

You can identify these and other forward-looking statements by the use of words such as “aim,” “potential,” “may,” “could,” “can,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” “predict,” “ongoing,” “project,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations.

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
•compliance with federal, state, local labor and foreign labor and employment laws and regulations and changes in such laws and regulations;
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
•continued or escalated conflict in the Middle East or elsewhere; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 27, 2022	December 26, 2021
ASSETS
Current assets
Cash and cash equivalents	$—	$112,104
Accounts receivable (net of allowance for credit losses of $448,622 for 2022 and 2021, respectively)	47,677,430	48,132,896
Prepaid expenses	2,673,068	2,345,948
Other current assets	4,847,128	2,381,197
Current assets of discontinued operations	—	7,198,104
Total current assets	55,197,626	60,170,249

Property and equipment, net	6,223,457	4,331,052

Other assets
Deposits	4,011,179	4,106,622
Other assets	1,097,243	1,283,629
Deferred income taxes, net	3,536,023	4,548,285
Right-of-use asset - operating leases	3,501,592	3,914,060
Intangible assets, net	32,807,369	33,584,910
Goodwill	29,141,883	29,141,883
Noncurrent assets of discontinued operations	—	7,213,276
Total other assets	74,095,289	83,792,665
Total assets	$135,516,372	$148,293,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$—	$3,562,500
Accrued interest	118,823	102,304
Accounts payable	1,138,617	401,175
Accrued payroll and expenses	15,491,877	16,153,920
Contingent consideration, current portion	—	1,073,901
Lease liability, current portion	1,859,893	1,896,253
Other current liabilities	3,763,718	3,549,785
Income taxes payable	4,548,605	381,806
Current liabilities of discontinued operations	—	1,262,056
Total current liabilities	26,921,533	28,383,700

Line of credit (net of deferred finance fees of $61,163 and $193,264 at 2022 and 2021, respectively)	14,124,318	12,587,591
Long-term debt, less current portion	—	23,300,000
Contingent consideration, less current portion	1,017,330	989,608
Lease liability, less current portion	2,245,524	2,685,270
Other long-term liabilities	15,307	3,565,218
Noncurrent liabilities of discontinued operations	—	190,395
Total liabilities	44,324,012	71,701,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 27, 2022	December 26, 2021
Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,445,208 and 10,425,210 shares issued and outstanding for 2022 and 2021, respectively, net of treasury stock, at cost, 1,845 shares for 2022 and 2021, respectively.	66,560	66,360
Additional paid in capital	62,298,581	61,875,406
Retained earnings	28,827,219	14,592,087
Accumulated other comprehensive gain	—	58,331
Total stockholders’ equity	91,192,360	76,592,184
Total liabilities and stockholders’ equity	$135,516,372	$148,293,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Thirteen Week Periods Ended March 27, 2022 and March 28, 2021

	Thirteen Weeks Ended
	2022	2021
Revenues	$68,542,277	$49,750,192
Cost of services	45,111,478	33,535,483
Gross profit	23,430,799	16,214,709
Selling, general and administrative expenses	19,716,312	15,302,424
Depreciation and amortization	898,973	836,242
Operating income	2,815,514	76,043
Interest expense, net	(273,379)	(376,527)
Income (loss) from continuing operations before income taxes	2,542,135	(300,484)
Income tax (expense) benefit from continuing operations	(534,366)	88,901
Income (loss) from continuing operations	2,007,769	(211,583)
Income from discontinued operations:
Income	1,234,996	1,155,670
Gain on sale	17,272,789	—
Income tax expense	(4,715,771)	(232,290)
Net income	$15,799,783	$711,797

Change in unrealized (losses) gains on cash flow hedges, net	(58,331)	32,215
Other comprehensive (loss) income	(58,331)	32,215
Net comprehensive income	$15,741,452	$744,012

Net income per share - basic
Net income from continuing operations	$0.19	$(0.02)
Net income from discontinued operations	1.33	0.09
Net income per share - basic	$1.52	$0.07

Net income per share - diluted
Net income from continuing operations	$0.19	$(0.02)
Net income from discontinued operations	1.32	0.09
Net income per share - diluted	$1.51	$0.07

Weighted-average shares outstanding:
Basic	10,428,897	10,332,815
Diluted	10,485,104	10,394,839

Cash dividends declared per common share	$0.15	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirteen Week Periods Ended March 28, 2021

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 26, 2020	—	10,328,379	$103,284	$(29,450)	$60,457,044	$5,049,748	$(122,874)	$65,457,752
Share-based compensation from continuing operations	—	—	—	—	220,611	—	—	220,611
Share-based compensation from discontinued operations	—	—	—	—	15,396	—	—	15,396
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Issuance of restricted shares	—	7,518	75	—	(75)	—	—	—
Exercise of common stock options	—	213	2	—	(2)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,033,597)	—	(1,033,597)
Net income	—	—	—	—	—	711,797	—	711,797
Other comprehensive gain	—	—	—	—	—	—	32,215	32,215
Stockholders’ equity, March 28, 2021	—	10,336,110	$103,361	$(29,450)	$60,682,974	$4,727,948	$(90,659)	$65,394,174

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirteen Week Periods Ended March 27, 2022

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Stockholders’ equity, December 26, 2021	—	10,425,210	$104,252	$(37,892)	$61,875,406	$14,592,087	$58,331	$76,592,184
Share-based compensation from continuing operations	—	—	—	—	211,449	—	—	211,449
Share-based compensation from discontinued operations	—	—	—	—	7,697	—	—	7,697
Fully vested shares related to the sale of discontinued operations	—	—	—	—	35,093	—	—	35,093
Issuance of restricted shares	—	5,795	58	—	(58)	—	—	—
Issuance of ESPP shares	—	14,203	142	—	168,994	—	—	169,136
Cash dividend declared	—	—	—	—	—	(1,564,651)	—	(1,564,651)
Net income	—	—	—	—	—	15,799,783	—	15,799,783
Other comprehensive gain	—	—	—	—	—	—	(58,331)	(58,331)
Stockholders’ equity, March 27, 2022	—	10,445,208	$104,452	$(37,892)	$62,298,581	$28,827,219	$—	$91,192,360

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Week Periods Ended March 27, 2022 and March 28, 2021

	2022	2021
Cash flows from operating activities
Net income	$15,799,783	$711,797
(Income) from discontinued operations	(1,234,996)	(1,155,670)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	160,253	177,835
Amortization	738,720	658,407
Gain on sale of discontinued operations	(17,272,789)	—
Amortization of deferred financing fees	132,100	18,703
Interest expense on contingent consideration payable	63,819	58,477
Provision for credit losses	51,237	33,998
Share-based compensation	211,449	220,611
Deferred income taxes, net of acquired deferred tax liability	1,012,262	(46,776)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,432,492)	(2,976,993)
Prepaid expenses	(327,120)	(520,474)
Other current assets	(202,518)	(1,152)
Deposits	108,194	45,021
Other assets	171,203	—
Accrued interest	16,519	27,544
Accounts payable	737,442	16,297
Accrued payroll and expenses	(850,898)	1,494,704
Other current liabilities	(3,335,978)	18,977
Income taxes receivable and payable	4,479,253	256,607
Operating leases	(27,546)	(75,308)
Other long-term liabilities	(58,331)	(146,881)
Net cash used in continuing operating activities	(1,060,434)	(1,184,276)
Net cash provided by discontinued operating activities	674,947	3,095,409
Net cash (used in) provided by operating activities	(385,487)	1,911,133

Cash flows from investing activities
Business acquired, net of cash received	—	(3,780,000)
Business sold	30,312,751	—
Capital expenditures	(2,050,225)	(540,311)
Net cash provided by (used in) continuing investing activities	28,262,526	(4,320,311)
Net cash used in discontinued investing activities	(25,755)	(7,326)
Net cash provided by (used in) investing activities	28,236,771	(4,327,637)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Thirteen Week Periods Ended March 27, 2022 and March 28, 2021

	2022	2021
Cash flows from financing activities
Net borrowings under line of credit	1,404,627	3,835,101
Principal payments on long-term debt	(26,862,500)	(375,000)
Payments of dividends	(1,564,651)	(1,033,597)
Issuance of ESSP Shares	169,136	—
Issuance of shares, net of offering costs	—	(10,000)
Contingent consideration paid	(1,110,000)	—
Net cash (used in) provided by continuing financing activities	(27,963,388)	2,416,504
Net cash provided by discontinued financing activities	—	—
Net cash (used in) provided by financing activities	(27,963,388)	2,416,504
Net change in cash and cash equivalents	(112,104)	—
Cash and cash equivalents, beginning of period	112,104	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$299,690	$223,804
Cash paid for taxes, net of refunds	$58,812	$147,953

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

On March 21, 2022, we completed the sale of substantially all our Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through their wholly-owned subsidiary, Sentech Engineering Services, Inc.

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

The Company operates primarily within the United States of America in Real Estate and Professional industry segments, and prior to March 21, 2022, discontinued operations in Light Industrial (see Note 4).

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

The Company normally experiences seasonal fluctuations. The quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of client partners’ businesses. Demand for the Real Estate workforce solutions has historically increased in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, the cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

The Company has adjusted, and continues to monitor and change, its operations in response to COVID-19 in all of it's segments, client partner, and home office locations. The pandemic may continue to impact both operational and financial performance. The impact on the Company's client partners, and the ongoing government and community reactions to the pandemic remain unpredictable.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued, except for disclosure in Note 15. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 26, 2021, included in its Annual Report on Form 10-K.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 27, 2022 and December 26, 2021, and include the thirteen week periods ended March 27, 2022 and March 28, 2021, referred to herein as Fiscal 2022 and 2021, respectively.

Reclassifications

Certain reclassifications have been made to the 2021 financial statements to conform with the 2022 presentation.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable from continuing operations as of March 27, 2022 and December 26, 2021 or revenue from continuing operations for the thirteen week periods ended March 27, 2022 and March 28, 2021. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2022 and the related percentage for Fiscal 2021 was generated in the following areas:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Tennessee	12%	14%
Texas	23%	22%

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

Changes in the allowance for credit losses from continuing operations are as follows:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Beginning balance	$448,622	$492,087
Provision for credit losses, net	51,237	33,998
Amounts written off, net	(51,237)	(33,998)
Ending balance	$448,622	$492,087

CARES Act Receivable

Other current assets from continuing operations includes $2.6 million of the Employee Retention Credit ("ERC") at March 27, 2022. The ERC was established by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act allows relief to businesses affected by the coronavirus pandemic, by providing payment to employers for qualified wages and health insurance benefits for team members. The CARES Act applies to taxes incurred from March 27, 2020, through the second quarter of 2021.

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $4.5 million and $4.3 million at March 27, 2022 and December 26, 2021, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $3.8 million and $3.9 million, which are included in deposits in the accompanying consolidated balance sheets, as of March 27, 2022 and December 26, 2021, respectively.

Long-Lived Assets

The Company capitalizes direct costs incurred in the development of internal-use software. Cloud computing implementation costs incurred in hosting arrangements are capitalized and reported as a component of other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within intangible assets.

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2022 or Fiscal 2021.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined there were no impairment indicators for these assets during Fiscal 2022 or Fiscal 2021.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. The Company determined there were no impairment indicators for goodwill assets during Fiscal 2022 or Fiscal 2021.

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

Refer to Note 14 for disaggregated revenues by segment.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of March 27, 2022. There were no revenues recognized during the thirteen week period ended March 27, 2022 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended March 27, 2022.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Weighted-average number of common shares outstanding:	10,428,897	10,332,815
Effect of dilutive securities:
Stock options and restricted stock	56,207	62,024
Weighted-average number of diluted common shares outstanding	10,485,104	10,394,839

Stock options and restricted stock	387,350	423,350
Warrants	—	25,862
Antidilutive shares	387,350	449,212

Income Taxes

The consolidated effective tax rates of 24.9% and 16.8% for the thirteen week periods ended March 27, 2022 and March 28, 2021, respectively, were primarily due to higher state taxes, offset by higher Work Opportunity Tax Credit in Fiscal 2022.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of March 27, 2022, the Company has a $4.9 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of March 27, 2022, goodwill with an adjusted tax basis of $26.4 million is remaining to be amortized for tax purposes. As a matter of operation, we first calculate the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740.

The Company follows the guidance ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

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

The Fiscal 2021 Momentum operations included eight weeks for approximately $0.2 million of revenue and $0.1 million of operating income. All amounts recorded to goodwill are expected to be deductible for tax purposes. The acquisition has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$345,121
Prepaid expenses and other assets	3,626
Property and equipment, net	5,101
Intangible assets	3,347,970
Goodwill	2,089,823
Liabilities assumed	(73,708)
Total net assets acquired	$5,717,933

Cash	$3,780,000
Working capital adjustment	11,210
Fair value of contingent consideration	1,926,723
Total fair value of consideration transferred for acquired business	$5,717,933

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$37,800	5 years
Trade name	1,420,000	Indefinite
Client partner list	1,890,170	10 years
Total	$3,347,970

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income from continuing operations for the periods below that would have been reported if the Momentum acquisition had taken place on the first day of Fiscal 2021 would be as follows (dollars in thousands, except per share amounts):

Thirteen Weeks Ended
March 28, 2021
Revenues	$49,986
Gross profit	$16,380
Net loss	$(175)
Loss per share:
Basic	$(0.02)
Diluted	$(0.02)

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 2.5% and tax benefit of the pro forma adjustments at a consolidated effective tax rate of 16.8% for Fiscal 2021, respectively. The pro forma operating results include adjustments to Momentum related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Momentum acquisitions taken place on the first day of the Company’s 2021 fiscal year or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 - DISCONTINUED OPERATIONS

On March 21, 2022, the Company sold substantially all of the assets and certain liabilities of the Light Industrial segment (“InStaff”) to Sentech Engineering Services, Inc. (“Sentech”) for a sale price of approximately $30.3 million cash, subject to customary sale price and working capital adjustments specified in the purchase agreement. The purchase agreement further provides for deferred consideration of $2.0 million one year following the date of the acquisition. The sale resulted in a gain on sale of discontinued operations of $17.3 million. The Company will provide certain back-office services to Sentech for a limited period of time.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The financial results of InStaff are as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Revenue	$16,465,067	$17,961,498
Cost of services	14,143,775	15,361,476
Gross profit	2,321,292	2,600,022
Selling expenses	1,062,044	1,420,920
Depreciation	24,252	23,432
Income from operations of discontinued operations before taxes	1,234,996	1,155,670

December 26, 2021
Carrying amount of assets included as part of discontinued operations:
Accounts receivable	$7,198,104
Property and equipment, net	201,012
Deposits	35,784
Right-of-use assets - operating leases	303,660
Intangible assets, net	1,648,000
Goodwill	5,024,820
Total assets classified as discontinued operations	$14,411,380

Carrying amount of liabilities included as part of discontinued operations:
Accrued payroll and expenses	$1,129,448
Lease liability, current portion	132,608
Lease liability, less current portion	190,395
Total liabilities classified as discontinued operations	$1,452,451

NOTE 5 - LEASES

For operating leases, the weighted average remaining lease term was 2.5 years and 2.7 years at March 27, 2022 and December 26, 2021, respectively. The weighted average discount rate was 5.0% at March 27, 2022 and December 26, 2021. The Company's future operating lease obligations that have not yet commenced are immaterial.

The supplement cash flow information related to the Company's operating leases were as follows:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Cash paid for operating leases	$558,314	$579,316
Operating lease costs	$502,194	$523,296
Short-term lease costs	$75,230	$48,101

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The undiscounted annual future minimum lease payments consist of the following at:

March 27, 2022
2022	$1,719,327
2023	1,561,952
2024	973,510
2025	277,095
Total lease payments	4,531,884
Interest	(426,467)
Present value of lease liabilities	$4,105,417

NOTE 6 - INTANGIBLE ASSETS

Intangible assets from continuing operations are stated net of accumulated amortization of $41.8 million and $41.1 million at March 27, 2022 and December 26, 2021, respectively. Amortization expense from continuing operations for Fiscal 2022 and Fiscal 2021are comprised of following:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Client partner lists	$502,265	$545,327
Covenant not to compete	55,245	54,615
Acquisition intangibles	557,510	599,942
Computer software - amortization expense	181,210	58,465
Amortization expense	738,720	658,407
Computer software - selling, general and administrative expense	38,821	18,822
Total expense	$777,541	$677,229

NOTE 7 - ACCRUED PAYROLL AND EXPENSES, OTHER LONG-TERM LIABILITIES, AND CONTINGENT CONSIDERATION

Accrued payroll and expenses from continuing operations consist of the following at:

	March 27, 2022	December 26, 2021
Field talent payroll	$6,662,593	$6,042,341
Field talent payroll related	2,111,031	1,310,918
Accrued bonuses and commissions	3,547,705	4,522,723
Other	3,170,548	4,277,938
Accrued payroll and expenses	$15,491,877	$16,153,920

Other current liabilities of continuing operations includes $3.8 million of deferred employer FICA at of March 27, 2022. Under CARES Act, employers affected by the coronavirus epidemic were allowed relief from the payment of employer FICA taxes. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments were due by December 31, 2021, and the other half are due by December 31, 2022. The Company elected to delay the payment of these taxes.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a schedule of future estimated contingent consideration payments from continuing operations to various parties as of March 27, 2022:

	Estimated Cash Payment	Discount	Net
Due in:
One to two years	$1,110,000	$(92,670)	$1,017,330
Contingent consideration	$1,110,000	$(92,670)	$1,017,330

NOTE 8 - DEBT

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

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of March 27, 2022.

On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition. On March 21, 2022, the Company paid down the balance on the existing Term Loan and a portion of the Revolving Facility using the proceeds from the sale of the Light industrial segment (See Note 4).

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of March 27, 2022, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of March 27, 2022.

Line of Credit

At March 27, 2022 and December 26, 2021, $14.2 million and $12.8 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended March 27, 2022 and March 28, 2021 was $15.3 million and $6.3 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	March 27, 2022		December 26, 2021
Base Rate	$14,185,481	4.25%	$2,780,854	4.50%
LIBOR	—	—%	10,000,000	2.35%
Total	$14,185,481		$12,780,854

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt

Long-term debt consisted of and bore interest at:

	March 27, 2022		December 26, 2021
Base Rate	$—	—%	$2,237,500	2.35%
Fixed rate	—	—%	24,625,000	2.39%
Long-term debt	$—		$26,862,500

Cash Flow Hedge

In April 2020, the Company entered into a pay-fixed/receive-floating interest rate swap agreement with our bank syndicate led by BMO that reduces the floating interest rate component on the Term Loan obligation. The $25.0 million notional amount was effective on June 3, 2020 and designed as a cash flow hedge on the underlying variable rate interest payments against a fixed interest rate. On March 21, 2022, the Company paid down the balance on the existing Term Loan and a portion of the Revolving Facility, and cancelled the interest rate swap arrangement.

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument was recorded in accumulated other comprehensive income or loss. The Company reclassified the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affected earnings. See Note 9 for location on the balance sheet.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	March 27, 2022	December 26, 2021
Interest rate swap	Other long-term assets	Level 2	$—	$58,331
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$1,017,330	$2,063,509

The changes in the Level 2 fair value measurements from December 26, 2021 to March 27, 2022 relate to the cancellation of the interest rate swap arrangement. Key inputs in determining the fair value of the interest rate swap as of December 26, 2021 were quoted prices from BMO (See Note 8).

The changes in the Level 3 fair value measurements from December 26, 2021 to March 27, 2022 relates primarily to payments of $1.1 million on the Momentum acquisition, partially offset by $0.1 million in accretion. Key inputs in determining the fair value of the contingent consideration as of March 27, 2022 and December 26, 2021 included discount rates of approximately 9% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONTINGENCIES

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

NOTE 11 – EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

Restricted Stock

The Company issued net restricted common stock of 5,795 shares to non-team member (non-employee) directors in Fiscal 2022. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 12 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended March 27, 2022 and March 28, 2021, the Company recognized $0.1 million of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense from continuing operations as of March 27, 2022 amounted to $0.7 million which is expected to be recognized over the next 2.2 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 26, 2021	695,329	$16.91	6.7	$665
Options outstanding at March 27, 2022	695,329	$16.91	6.5	$822

Options exercisable at December 26, 2021	475,765	$17.62	5.9	$452
Options exercisable at March 27, 2022	496,415	$17.75	5.7	$595

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 26, 2021	219,564	$12.73
Nonvested outstanding at March 27, 2022	198,914	$12.73

For the thirteen week period ended March 27, 2022, the Company did not issue shares under a cashless exercise. For the thirteen week period ended March 28, 2021, the Company issued 213 shares of common stock upon the cashless exercise of 600 stock options.

Restricted Stock

For the thirteen week periods ended March 27, 2022 and March 28, 2021, the Company recognized $0.1 million of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of March 27, 2022 amounted to $0.6 million which is expected to be recognized over the next 2.2 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 26, 2021	60,844	$11.91
Issued	5,795	$11.99
Vested	(4,828)	$17.51
Restricted stock outstanding at March 27, 2022	61,811	$11.62

Nonvested outstanding at December 26, 2021	60,844	$11.91
Nonvested outstanding at March 27, 2022	61,811	$11.62

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

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company's shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. For the thirteen week period ended March 27, 2022, the Company issued 14,203 shares of common stock under the ESPP.

NOTE 13 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.5 million and $0.4 million from continuing operations to the 401(k) Plan for the thirteen week periods ended March 27, 2022 and March 28, 2021.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - BUSINESS SEGMENTS

The Company operates within two industry segments: Real Estate and Professional. Segment income from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, property and equipment, deferred tax assets, and other assets.

The following table provides a reconciliation of revenue and income from continuing operations by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Revenue:
Real Estate	$25,916,088	$18,612,744
Professional	42,626,189	31,137,448
Total	$68,542,277	$49,750,192

Depreciation:
Real Estate	$47,282	$54,990
Professional	96,227	98,809
Home office	16,744	24,036
Total	$160,253	$177,835

Amortization:
Professional	$557,576	$600,008
Home office	181,144	58,399
Total	$738,720	$658,407

Operating income:
Real Estate	$4,034,881	$2,452,873
Professional	3,469,799	1,493,276
Home office	(4,689,166)	(3,870,106)
Total	$2,815,514	$76,043

Capital expenditures:
Real Estate	$8,723	$40,979
Professional	24,140	60,019
Home office	2,017,362	439,313
Total	$2,050,225	$540,311

	March 27, 2022	December 26, 2021
Total Assets:
Real Estate	$19,163,937	$20,753,085
Professional	92,710,217	92,782,442
Home office	23,642,218	20,347,059
Discontinued operations	—	14,411,380
Total	$135,516,372	$148,293,966

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENTS

Dividend

On April 27, 2022, the Company's board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on May 24, 2022 to all shareholders of record as of the close of business on May 17, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. Comparative segment revenues and related financial information are discussed herein and are presented in Note 14 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, for a description of important factors that could cause actual results to differ from expected results. Please also refer to Note 4- Discontinued Operation, and to our unaudited consolidated financial statements.

Our historical financial information may not be indicative of our future performance.

Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015, VTS October 2015, Zycron, in April 2017, Smart in September 2017, and LJK in December 2019, 100% of the equity of EdgeRock in February 2020, and substantially all of the assets of Momentum Solutionz in February 2021. We have continuing operations in two industry segments: Real Estate and Professional, and discontinued operations in the Light Industrial segment (see Note 4, and our unaudited consolidated financial statements). We provide workforce solutions to client partners primarily within the United States of America. We currently operate across 46 states and D.C.

On March 21, 2022, we completed the sale of substantially all our Light Industrial segment, (“InStaff”) assets to Jobandtalent (“J&T”), through their wholly-owned subsidiary, Sentech Engineering Services, Inc. We received approximately $30.3 million at the closing of the sale, and, subject to the terms of the Asset Purchase Agreement, will receive an additional $2 million on the first anniversary of the closing of the transaction.

We have classified the related assets and liabilities associated with our Light Industrial segment, InStaff, as discontinued operations in our Consolidated Balance Sheets. The results of InStaff business have been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented. The sale represents a strategic shift in our business that will have a major effect on our operations and financial results. See “Note 4 — Discontinued Operations” of our unaudited consolidated financial statements for information regarding our discontinued operations.

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

Results of Operations

The following tables summarize key components of our results from continuing operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements. The Fiscal 2021 (as defined below) consolidated statement of operations and comprehensive income includes eight weeks of Momentum operations.

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
	(dollars in thousands)
Revenues	$68,542	$49,750
Cost of services	45,111	33,535
Gross profit	23,431	16,215
Selling, general and administrative expenses	19,716	15,302
Depreciation and amortization	899	836
Operating income	2,816	77
Interest expense, net	(273)	(377)
Income (loss) from continuing operations before income taxes	2,542	(300)
Income tax (expense) benefit from continuing operations	(534)	89
Income (loss) from continuing operations	2,008	(212)
Income from discontinued operations:
Income	1,235	1,156
Gain on sale	17,273	—
Income tax expense	(4,716)	(232)
Net income	$15,800	$712

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Revenues	100.0%	100.0%
Cost of services	65.8%	67.4%
Gross profit	34.2%	32.6%
Selling, general and administrative expenses	28.8%	30.8%
Depreciation and amortization	1.3%	1.7%
Operating income	4.1%	0.2%
Interest expense, net	(0.4)%	(0.8)%
Income (loss) from continuing operations before income taxes	3.7%	(0.6)%
Income tax (expense) benefit from continuing operations	(0.8)%	0.2%
Income (loss) from continuing operations	2.9%	(0.4)%

Thirteen Week Fiscal Period Ended March 27, 2022 (“Fiscal 2022”) Compared with Thirteen Week Fiscal Period Ended March 28, 2021 (“Fiscal 2021”)

Revenues:	Thirteen Weeks Ended
	March 27, 2022		March 28, 2021
	(dollars in thousands)
Revenues by segment:
Real Estate	$25,916	37.8%	$18,613	37.4%
Professional	42,626	62.2%	31,137	62.6%
Total Revenues	$68,542	100.0%	$49,750	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $7.3 million (39.2%). The increase was due to a 25.6% increase in billed hours and a 9.6% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $11.4 million (36.9%), primarily due to the IT Consulting division of approximately $8.9 million, the 2021 Momentum acquisition incrementally added $1.2 million from thirteen weeks of revenue in Fiscal 2022 vs. eight weeks in Fiscal 2021, a 37% increase in billed hours, and a slight increase in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 27, 2022		March 28, 2021
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$9,971	42.6%	$6,866	42.3%
Professional	13,460	57.4%	9,349	57.7%
Total Gross Profit	$23,431	100.0%	$16,215	100.0%

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Gross Profit Percentage by segment:
Real Estate	38.5%	36.9%
Professional	31.6%	30.0%
Company Gross Profit	34.2%	32.6%

Overall, our gross profit increased approximately $7.2 million (44.5%). As a percentage of revenue, gross profit has increased to 34.2% from 32.6%, primarily due to higher gross profits from across all segments.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $3.1 million (45.2%) in line with the increase in revenue and an 11.5% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $4.1 million (44.0%) primarily due to the IT Consulting division of approximately $3.0 million, the 2021 Momentum acquisition incrementally added $0.6 million from thirteen weeks of revenue in Fiscal 2022 vs. eight weeks in Fiscal 2021, and overall increase in gross profit was affected by a 3.1% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $4.4 million (28.8%), primarily due to additional compensation generated from increased overall gross profit and from the Momentum acquisition with thirteen weeks of operations in Fiscal 2022 vs. eight weeks in Fiscal 2021. The components of selling, general and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	March 27, 2022		March 28, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$15,236	22%	$11,659	23%	$3,577	31%
Advertising and recruitment	483	1%	358	1%	125	35%
Occupancy and office operations	797	1%	812	2%	(15)	(2)%
Client engagement	189	—%	29	—%	160	552%
Software	1,115	2%	603	1%	512	85%
Professional fees	421	1%	436	1%	(15)	(3)%
Public company related costs	173	—%	192	—%	(19)	(10)%
Bad debt	51	—%	34	—%	17	50%
Share-based compensation	211	—%	221	—%	(10)	(5)%
Transaction fees	—	—%	136	—%	(136)	(100)%
IT roadmap	365	1%	422	1%	(58)	(14)%
Other	674	1%	401	1%	274	68%
Total	$19,716	29%	$15,302	31%	$4,412	29%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (7.5%). The increase in depreciation and amortization is primarily due to the information technology improvement project.

 Interest Expense, net: Interest expense, net decreased primarily due to the gain from the cancellation of the interest rate swap arrangement that was partially offset by increases to amortization on the deferred finance costs from the pay down of the balance on the exiting Term Loan and a portion of the Revolving Facility, and a higher average balance on the Revolving Facility.

Income Tax (Expense) Benefit: Income tax (expense) benefit increased primarily due to higher state taxes, offset by a higher Work Opportunity Tax Credit in Fiscal 2022.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, intangible impairment losses, transaction fees, and the non-capital information technology project (“IT roadmap”) and certain non-cash expenses such as the gain on contingent consideration and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income or income (loss) from continuing operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net income or income (loss) from continuing operations the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Thirteen Weeks Ended		Trailing Twelve Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022
	(dollars in thousands)
Income (loss) from continuing operations	$2,008	$(212)	$12,677
Income tax expense (benefit) from continuing operations	534	(89)	3,262
Interest expense, net	274	377	1,330
Operating income	2,816	76	17,269
CARES Act credit	—	—	(2,084)
Depreciation and amortization	899	836	3,761
Gain on contingent consideration	—	—	(2,403)
Share-based compensation	211	221	1,049
Transaction fees	—	136	35
Adjusted EBITDA from continuing operations	3,926	1,269	17,627
Adjusted EBITDA from discontinued operations, net of gain	985	1,194	4,504
Adjusted EBITDA, net of gain	$4,911	$2,463	$22,131

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement with BMO Harris Bank, N.A. (“BMO”), that provides for a revolving credit facility maturing July 16, 2024 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends, and contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

The Company has an effective Form S-3 shelf registration statement allowing for the offer and sale of up to approximately $100 million of common stock. There is no guarantee that we will be able to consummate any offering on terms we consider acceptable or at all.

During this period of uncertainty of volatility related to COVID-19, we will continue to monitor our liquidity, particularly payments from our client partners.

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	March 27, 2022	December 26, 2021
	(dollars in thousands)
Working capital from continuing operations	$28,276	$25,851

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
	(dollars in thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(1,060)	$(1,184)
Investing activities	28,263	(4,320)
Financing activities	(27,963)	2,417
Net change in cash and cash equivalents discontinued operations	648	3,087
Net change in cash and cash equivalents	$(112)	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2022, net cash used in continuing operations activities was $1.1 million, a decrease of $0.1 million compared with $1.2 million for Fiscal 2021. This increase is primarily attributable to payments of deferred employer FICA for the CARES Act in other current liabilities and payments on accrued payroll and expenses, which were partially offset by additional income taxes payable.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2022, we received $30.3 million in connection to the sale of InStaff and we made capital expenditures of $2.1 million mainly related to the IT roadmap and for software and computer equipment purchased in the ordinary course of business. In Fiscal 2021, we paid $3.8 million in connection with the Momentum acquisition and we made capital expenditures of $0.5 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2022, we paid down $26.9 million on the Term Loan, as discussed below, we paid $1.6 million in cash dividends on our common stock, we paid $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $1.4 million on our Revolving Facility for increased working capital needs. For Fiscal 2021, we borrowed $3.8 million on our Revolving Facility, and paid $1.0 million in cash dividends on our common stock, and paid down $0.4 million on the Term Loan.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO, as led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a Revolving Facility permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan commitment by $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bears interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

The Credit Agreement contains customary affirmative covenants and negative covenants. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of March 27, 2022.

On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition. On March 21, 2022, the Company paid down the balance on the existing Term Loan and a portion of the Revolving Facility using the proceeds from the sale of the Light industrial segment (See Note 4).

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of March 27, 2022, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 for a more detailed discussion of our critical accounting policies.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of March 27, 2022. There were no revenues recognized during the thirteen week period ended March 27, 2022 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended March 27, 2022.

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

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. We considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. If we have determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, we may use a qualitative assessment for the annual impairment test. We determined there were no impairment indicators for goodwill assets during Fiscal 2022 or Fiscal 2021

Contingent Consideration

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

Financial Instruments

We use fair value measurements in areas that include, but are not limited to, interest rate swap agreements used to mitigate interest rate risk, and the allocation of purchase price consideration to tangible and identifiable intangible assets and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. ("BMO") that provides for the revolving credit facility and term loan and current rates available to us for debt with similar terms and risk. The fair value on the interest rate swap is based on quoted prices from BMO.

Share-Based Compensation

We recognize compensation expense in selling, general and administrative expenses over the service period for options or restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. We recognizes any penalties when necessary as part of selling, general and administrative expenses. As of March 27, 2022, goodwill of $26.4 million, which is limited annually, is expected to be deductible for tax purposes. As a matter of operation, we first calculate the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of March 27, 2022, we have a $4.9 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

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

We follow the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.
Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended March 27, 2022, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely due to COVID-19. We are continually monitoring and assessing the impact of the ongoing COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 (our “2021 Form 10-K”), and filed with the SEC on March 10, 2021. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2021 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of February 8, 2021, between BG Staffing, LLC, Momentum Solutionz LLC, Lorne Kaufman, and Jeff Servidio (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 11, 2021)

2.2
Asset Purchase Agreement, dated as of February 28, 2022, between BGSF, Inc., Sentech Engineering Services, Inc., and Jobandtalent Holding Limited (incorporated by reference from the registrant's Current Report on Form 8-K filed on March 1, 2022)

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarter ended March 27, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: May 5, 2022