Form 10-Q
period 2022-06-26
BGSF, INC.
filed 2022-08-04
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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

As of as of August 3, 2022 there were 10,482,206 shares of the registrant’s common stock outstanding.

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
•unanticipated changes in regulations affecting our business;
•a decline in consumer confidence and discretionary spending;
•inflationary pressures and our responses thereto;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 26, 2022	December 26, 2021
ASSETS
Current assets
Cash and cash equivalents	$44,512	$112,104
Accounts receivable (net of allowance for credit losses of $448,622 for 2022 and 2021, respectively)	50,116,825	48,132,896
Prepaid expenses	1,795,458	2,345,948
Other current assets	4,760,717	2,381,197
Current assets of discontinued operations	—	7,198,104
Total current assets	56,717,512	60,170,249

Property and equipment, net	6,344,059	4,331,052

Other assets
Deposits	3,182,443	4,106,622
Other assets	1,745,324	1,283,629
Deferred income taxes, net	3,333,384	4,548,285
Right-of-use asset - operating leases	3,090,287	3,914,060
Intangible assets, net	32,410,938	33,584,910
Goodwill	29,141,883	29,141,883
Noncurrent assets of discontinued operations	—	7,213,276
Total other assets	72,904,259	83,792,665
Total assets	$135,965,830	$148,293,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$—	$3,562,500
Accrued interest	79,966	102,304
Accounts payable	607,871	401,175
Accrued payroll and expenses	15,636,061	16,153,920
Contingent consideration, current portion	1,038,363	1,073,901
Lease liability, current portion	1,763,068	1,896,253
Other current liabilities	3,763,718	3,549,785
Income taxes payable	250,045	381,806
Current liabilities of discontinued operations	—	1,262,056
Total current liabilities	23,139,092	28,383,700

Line of credit (net of deferred finance fees of $54,610 and $193,264 at 2022 and 2021, respectively)	17,660,915	12,587,591
Long-term debt, less current portion	—	23,300,000
Contingent consideration, less current portion	—	989,608
Lease liability, less current portion	1,866,527	2,685,270
Other long-term liabilities	15,309	3,565,218
Noncurrent liabilities of discontinued operations	—	190,395
Total liabilities	42,681,843	71,701,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 26, 2022	December 26, 2021
Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,482,206 and 10,425,210 shares issued and outstanding for 2022 and 2021, respectively, net of treasury stock, at cost, 1,845 shares for 2022 and 2021, respectively.	66,930	66,360
Additional paid in capital	62,785,755	61,875,406
Retained earnings	30,431,302	14,592,087
Accumulated other comprehensive gain	—	58,331
Total stockholders’ equity	93,283,987	76,592,184
Total liabilities and stockholders’ equity	$135,965,830	$148,293,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Thirteen and Twenty-six Week Periods Ended June 26, 2022 and June 27, 2021

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2022	2021	2022	2021
Revenues	$74,089,166	$57,397,722	$142,631,443	$107,147,913
Cost of services	49,029,740	38,150,241	94,141,218	71,685,724
Gross profit	25,059,426	19,247,481	48,490,225	35,462,189
Selling, general and administrative expenses	19,898,281	16,269,058	39,614,593	31,571,480
Gain on contingent consideration	—	(1,194,575)	—	(1,194,575)
Depreciation and amortization	921,834	865,840	1,820,807	1,702,083
Operating income	4,239,311	3,307,158	7,054,825	3,383,201
Interest expense, net	(69,589)	(218,533)	(342,968)	(595,060)
Income from continuing operations before income taxes	4,169,722	3,088,625	6,711,857	2,788,141
Income tax expense from continuing operations	(986,080)	(492,675)	(1,520,446)	(451,156)
Income from continuing operations	3,183,642	2,595,950	5,191,411	2,336,985
Income from discontinued operations:
Income	—	1,010,779	1,234,995	2,166,448
Gain (loss) on sale	(7,228)	—	17,265,562	—
Income tax expense	—	(163,891)	(4,715,771)	(348,798)
Net income	$3,176,414	$3,442,838	$18,976,197	$4,154,635

Change in unrealized gains (losses) on cash flow hedges, net	—	29,814	(58,331)	62,029
Other comprehensive income (loss)	—	29,814	(58,331)	62,029
Net comprehensive income	$3,176,414	$3,472,652	$18,917,866	$4,216,664

Net income per share - basic
Net income from continuing operations	$0.30	$0.25	$0.50	$0.23
Net income from discontinued operations:
Income	—	0.10	0.12	0.20
Gain on sale	—	—	1.65	—
Income tax expense	—	(0.02)	(0.45)	(0.03)
Net income per share - basic	$0.30	$0.33	$1.82	$0.40

Net income per share - diluted
Net income from continuing operations	$0.30	$0.25	$0.50	$0.23
Net income from discontinued operations:
Income	—	0.10	0.12	0.20
Gain on sale	—	—	1.65	—
Income tax expense	—	(0.02)	(0.45)	(0.03)
Net income per share - diluted	$0.30	$0.33	$1.82	$0.40

Weighted-average shares outstanding:
Basic	10,472,353	10,340,241	10,450,625	10,336,528
Diluted	10,514,261	10,391,923	10,500,372	10,393,908

Cash dividends declared per common share	$0.15	$0.10	$0.30	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Periods Ended June 27, 2021

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 27, 2020	—	10,328,379	$103,284	$(29,450)	$60,457,044	$5,049,748	$(122,874)	$65,457,752
Share-based compensation from continuing operations	—	—	—	—	220,611	—	—	220,611
Share-based compensation from discontinued operations	—	—	—	—	15,396	—	—	15,396
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Issuance of restricted shares	—	7,518	75	—	(75)	—	—	—
Exercise of common stock options	—	213	2	—	(2)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,033,597)	—	(1,033,597)
Net income	—	—	—	—	—	711,797	—	711,797
Other comprehensive gain	—	—	—	—	—	—	32,215	32,215
Stockholders’ equity, March 28, 2021	—	10,336,110	103,361	(29,450)	60,682,974	4,727,948	(90,659)	65,394,174
Share-based compensation from continuing operations	—	—	—	—	214,606	—	—	214,606
Share-based compensation from discontinued operations	—	—	—	—	10,774	—	—	10,774
Issuance of restricted shares	—	7,230	72	—	(72)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,034,334)	—	(1,034,334)
Net income	—	—	—	—	—	3,442,838	—	3,442,838
Other comprehensive gain	—	—	—	—	—	—	29,814	29,814
Stockholders’ equity, June 27, 2021	—	10,343,340	$103,433	$(29,450)	$60,908,282	$7,136,452	$(60,845)	$68,057,872

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Twenty-six Week Periods Ended June 26, 2022

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Stockholders’ equity, December 26, 2021	—	10,425,210	$104,252	$(37,892)	$61,875,406	$14,592,087	$58,331	$76,592,184
Share-based compensation from continuing operations	—	—	—	—	211,449	—	—	211,449
Share-based compensation from discontinued operations	—	—	—	—	7,697	—	—	7,697
Fully vested shares related to the sale of discontinued operations	—	—	—	—	35,093	—	—	35,093
Issuance of restricted shares	—	5,795	58	—	(58)	—	—	—
Issuance of ESPP shares	—	14,203	142	—	168,994	—	—	169,136
Cash dividend declared	—	—	—	—	—	(1,564,651)	—	(1,564,651)
Net income	—	—	—	—	—	15,799,783	—	15,799,783
Other comprehensive loss	—	—	—	—	—	—	(58,331)	(58,331)
Stockholders’ equity, March 27, 2022	—	10,445,208	104,452	(37,892)	62,298,581	28,827,219	—	91,192,360
Share-based compensation from continuing operations	—	—	—	—	242,166	—	—	242,166
Share issuance cost	—	—	—	—	(10,910)	—	—	(10,910)
Issuance of restricted shares	—	13,639	136	—	(136)	—	—	—
Issuance of ESPP shares	—	22,709	227	—	249,742	—	—	249,969
Exercise of common stock options	—	650	7	—	6,312	—	—	6,319
Cash dividend declared	—	—	—	—	—	(1,572,331)	—	(1,572,331)
Net income	—	—	—	—	—	3,176,414	—	3,176,414
Stockholders’ equity, June 26, 2022	—	10,482,206	$104,822	$(37,892)	$62,785,755	$30,431,302	$—	$93,283,987

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-six Week Periods Ended June 26, 2022 and June 27, 2021

	2022	2021
Cash flows from operating activities
Net income	$18,976,197	$4,154,635
(Income) from discontinued operations	(1,234,995)	(2,166,448)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	312,405	350,585
Amortization	1,508,402	1,351,498
Gain on sale of discontinued operations	(17,265,562)	—
Loss on disposal of property and equipment	1,963	—
Contingent consideration adjustment	—	(1,194,575)
Amortization of deferred financing fees	138,653	37,406
Interest expense on contingent consideration payable	84,853	144,174
Provision for credit losses	133,458	157,441
Share-based compensation	453,615	435,217
Deferred income taxes, net of acquired deferred tax liability	1,214,901	488,341
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,131,137)	(6,742,068)
Prepaid expenses	533,293	(511,492)
Other current assets	(116,106)	(11,210)
Deposits	936,930	(82,703)
Other assets	320,804	166,577
Accrued interest	(22,338)	30,681
Accounts payable	206,696	40,475
Accrued payroll and expenses	(510,772)	2,998,976
Other current liabilities	(2,083,513)	18,977
Income taxes receivable and payable	(131,761)	(1,866,246)
Operating leases	(50,513)	(71,631)
Other long-term liabilities	(58,331)	(94,902)
Net cash provided by (used in) continuing operating activities	1,217,142	(2,366,292)
Net cash (used in) provided by discontinued operating activities	(2,273,708)	4,105,081
Net cash (used in) provided by operating activities	(1,056,566)	1,738,789

Cash flows from investing activities
Business acquired, net of cash received	—	(3,780,000)
Business sold	30,305,523	—
Capital expenditures	(3,530,496)	(1,076,385)
Net cash provided by (used in) continuing investing activities	26,775,027	(4,856,385)
Net cash used in discontinued investing activities	(25,755)	(27,115)
Net cash provided by (used in) investing activities	26,749,272	(4,883,500)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Twenty-six Week Periods Ended June 26, 2022 and June 27, 2021

	2022	2021
Cash flows from financing activities
Net borrowings under line of credit	4,934,670	6,160,142
Principal payments on long-term debt	(26,862,500)	(937,500)
Payments of dividends	(3,136,982)	(2,067,931)
Issuance of ESPP shares	419,105	—
Issuance of shares, net of offering costs	(4,591)	(10,000)
Contingent consideration paid	(1,110,000)	—
Net cash (used in) provided by continuing financing activities	(25,760,298)	3,144,711
Net change in cash and cash equivalents	(67,592)	—
Cash and cash equivalents, beginning of period	112,104	—
Cash and cash equivalents, end of period	$44,512	$—

Supplemental cash flow information:
Cash paid for interest, net	$29,098	$286,147
Cash paid for taxes, net of refunds	$5,112,768	$2,135,213

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

The Company operates primarily within the United States of America in its Real Estate and Professional segments.

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

The COVID-19 pandemic may continue to impact both operational and financial performance. The impact on the Company's client partners and the ongoing government and community reactions to the pandemic remain unpredictable.

The current inflationary environment and related interest rate impacts continue to have significant adverse impact on the economy and market conditions. These factors may impact labor markets by reducing demand for the Company's workforce solutions, increasing early terminations, or diminishing projects. As a result, the Company's business, financial condition and results of operations may be negatively affected.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 26, 2022 and December 26, 2021, and include the thirteen and twenty-six week periods ended June 26, 2022 and June 27, 2021, referred to herein as Fiscal 2022 and 2021, respectively.

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

As a result of the future economic uncertainty of COVID-19, management may need to make necessary changes to accounting policy judgements and estimates over time, which could result in meaningful impacts to the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets, contingent consideration, and interest rate swap agreements. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. (“BMO”) that provides for a revolving credit facility and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable from continuing operations as of June 26, 2022 and December 26, 2021 or revenue from continuing operations for the twenty-six week periods ended June 26, 2022 and June 27, 2021. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2022 and the related percentage for Fiscal 2021 was generated in the following areas:

	Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021
Tennessee	11%	12%
Texas	23%	26%

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

Changes in the allowance for credit losses from continuing operations are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Beginning balance	$448,622	$492,087	$448,622	$492,087
Provision for credit losses, net	82,221	123,444	133,458	157,441
Amounts written off, net	(82,221)	(94,530)	(133,458)	(128,527)
Ending balance	$448,622	$521,001	$448,622	$521,001

CARES Act Receivable

Other current assets from continuing operations includes $2.6 million of the Employee Retention Credit ("ERC") at June 26, 2022 and December 26, 2021. The ERC was established by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act allows relief to businesses affected by the coronavirus pandemic, by providing payment to employers for qualified wages and health insurance benefits for team members. The CARES Act applies to taxes incurred from March 27, 2020, through the third quarter of 2021.

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $4.6 million and $4.3 million at June 26, 2022 and December 26, 2021, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $3.0 million and $3.9 million, which are included in deposits in the accompanying consolidated balance sheets, as of June 26, 2022 and December 26, 2021, respectively.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of June 26, 2022. There were no revenues recognized during the twenty-six week period ended June 26, 2022 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the twenty-six week period ended June 26, 2022.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Weighted-average number of common shares outstanding:	10,472,353	10,340,241	10,450,625	10,336,528
Effect of dilutive securities:
Stock options and restricted stock	41,908	51,682	49,747	57,380
Weighted-average number of diluted common shares outstanding	10,514,261	10,391,923	10,500,372	10,393,908

Stock options and restricted stock	387,050	421,950	387,050	421,950
Antidilutive shares	387,050	421,950	387,050	421,950

Income Taxes

The consolidated effective tax rates were 23.7% and 24.7% and for the thirteen and twenty-six week periods ended June 26, 2022, respectively. The consolidated effective tax rates were 16.0% and 16.1% for the thirteen and twenty-six week periods ended June 27, 2021, respectively. Effective tax rates for all periods consist of federal statutory rate plus state income taxes, which were partially offset by the Work Opportunity Tax Credit. The Fiscal 2021 effective tax rate was additionally reduced by the gain on contingent consideration.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of June 26, 2022, the Company has a $4.6 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of June 26, 2022, goodwill with an adjusted tax basis of $25.7 million is remaining to be amortized for tax purposes. As a matter of operation, we first calculate the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740.

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

NOTE 3 - ACQUISITIONS

Momentum Solutionz LLC

On February 8, 2021, the Company acquired substantially all of the assets and assumed certain liabilities of Momentum Solutionz (“Momentum”) for a purchase price of $3.8 million cash, subject to customary purchase price adjustments as specified in the purchase agreement. The purchase agreement further provides for contingent consideration of up to $2.2 million, based on the performance of the acquired business for the two years following the date of acquisition. As of June 26, 2022, contingent consideration of $1.1 million has been paid. At closing, the purchase price was paid out of currently available funds under the Company’s credit agreement led by BMO. The purchase agreement contained a provision for a “true up” of acquired working capital 60 days after the closing date, which was not material.

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

Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net income from continuing operations of the Momentum acquisition had taken place on the first day of Fiscal 2021, with no impact on thirteen week period ended June 27, 2021 (dollars in thousands, except per share amounts):

Twenty-six Weeks Ended
June 27, 2021
Revenues	$107,384
Gross profit	$35,628
Net Income	$2,417
Income per share:
Basic	$0.23
Diluted	$0.23

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 2.5% and tax benefit of the pro forma adjustments at a consolidated effective tax rate of 16.1% for Fiscal 2021, respectively. The pro forma operating results include adjustments to Momentum related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Momentum acquisitions taken place on the first day of the Company’s 2021 fiscal year or of the results that may be achieved by the combined enterprise in the future.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - DISCONTINUED OPERATIONS

On March 21, 2022, the Company sold substantially all of the assets and certain liabilities of the Light Industrial segment (“InStaff”) to Sentech Engineering Services, Inc. (“Sentech”) for a sale price of approximately $30.3 million cash, subject to customary sales price and working capital adjustments specified in the purchase agreement. The purchase agreement further provides for deferred consideration of $2.0 million one year following the date of the acquisition, which is included in Other current assets. The sale resulted in a gain on sale of discontinued operations of $17.3 million. The Company will provide certain back-office services to Sentech for a limited period of time.

The Light Industrial segment financial results for periods prior to the sale have been reflected in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the periods presented are classified as discontinued operations in our Consolidated Balance Sheets.

The financial results of InStaff are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue	$—	$16,994	$16,465	$34,955
Cost of services	—	14,458	14,144	29,820
Gross profit	—	2,535	2,321	5,135
Selling expenses	—	1,500	1,062	2,921
Depreciation	—	25	24	48
Income from discontinued operations before taxes	$—	$1,011	$1,235	$2,166

December 26, 2021
Carrying amount of assets included as part of discontinued operations:
Accounts receivable	$7,198,104
Property and equipment, net	201,012
Deposits	35,784
Right-of-use assets - operating leases	303,660
Intangible assets, net	1,648,000
Goodwill	5,024,820
Total assets classified as discontinued operations	$14,411,380

Carrying amount of liabilities included as part of discontinued operations:
Accrued payroll and expenses	$1,129,448
Lease liability, current portion	132,608
Lease liability, less current portion	190,395
Total liabilities classified as discontinued operations	$1,452,451

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - LEASES

For operating leases, the weighted average remaining lease term was 2.3 years and 2.7 years at June 26, 2022 and December 26, 2021, respectively. The weighted average discount rate was 5.0% at June 26, 2022 and December 26, 2021. The Company's future operating lease obligations that have not yet commenced are immaterial.

The supplement cash flow information related to the Company's operating leases were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Cash paid for operating leases	$522,596	$580,529	$1,080,910	$1,159,845
Operating lease costs	$458,080	$522,496	$960,273	$1,045,793
Short-term lease costs	$1,500	$47,969	$3,000	$96,070

The undiscounted annual future minimum lease payments consist of the following at:

June 26, 2022
2022	$1,023,037
2023	1,561,952
2024	973,510
2025	277,095
Total lease payments	3,835,594
Interest	(205,999)
Present value of lease liabilities	$3,629,595

NOTE 6 - INTANGIBLE ASSETS

Intangible assets from continuing operations are stated net of accumulated amortization of $42.6 million and $41.1 million at June 26, 2022 and December 26, 2021, respectively. Amortization expense from continuing operations for Fiscal 2022 and Fiscal 2021are comprised of following:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Client partner lists	$487,308	$554,962	$989,573	$1,100,289
Covenant not to compete	55,245	55,245	110,490	109,860
Acquisition intangibles	542,553	610,207	1,100,063	1,210,149
Computer software - amortization expense	227,128	82,884	408,339	141,349
Amortization expense	769,681	693,091	1,508,402	1,351,498
Computer software - selling, general and administrative expense	38,821	18,822	77,642	37,644
Total expense	$808,502	$711,913	$1,586,044	$1,389,142

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - ACCRUED PAYROLL AND EXPENSES, OTHER LONG-TERM LIABILITIES, AND CONTINGENT CONSIDERATION

Accrued payroll and expenses from continuing operations consist of the following at:

	June 26, 2022	December 26, 2021
Field talent payroll	$6,994,624	$6,042,341
Field talent payroll related	1,941,708	1,310,918
Accrued bonuses and commissions	3,991,126	4,522,723
Other	2,708,603	4,277,938
Accrued payroll and expenses	$15,636,061	$16,153,920

Other current liabilities of continuing operations includes $3.8 million and $3.5 million of deferred employer FICA at June 26, 2022, and December 26, 2021, respectively. Under CARES Act, employers affected by the coronavirus epidemic were allowed relief from the payment of employer FICA taxes. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments were due and paid by December 31, 2021, and the other half are due by December 31, 2022.

The following is a schedule of future estimated contingent consideration payments from continuing operations as of June 26, 2022:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$1,110,000	$(71,637)	$1,038,363

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

The Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. The Company was in compliance with these covenants as of June 26, 2022.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of June 26, 2022, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of June 26, 2022.

Line of Credit

At June 26, 2022 and December 26, 2021, $17.7 million and $12.8 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended June 26, 2022 and June 27, 2021 was $13.8 million and $8.9 million, respectively. Average daily balance for the twenty-six week periods ended June 26, 2022 and June 27, 2021 was $14.5 million and $7.6 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	June 26, 2022		December 26, 2021
Base Rate	$3,715,525	5.75%	$2,780,854	4.50%
LIBOR	14,000,000	2.97%	10,000,000	2.35%
Total	$17,715,525		$12,780,854

Long-Term Debt

Long-term debt consisted of and bore interest at:

	June 26, 2022		December 26, 2021
Base Rate	$—	—%	$2,237,500	2.35%
Fixed rate	—	—%	24,625,000	2.39%
Long-term debt	$—		$26,862,500

Cash Flow Hedge

On March 21, 2022, the Company paid down the balance on the existing Term Loan containing the $25.0 million notional amount which cancelled the pay-fixed/receive-floating interest rate swap agreement. The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument was recorded in accumulated other comprehensive income or loss. The Company reclassified the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affected earnings. As of June 26, 2022, these amounts have been removed from Other long-term assets (see Note 9).

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

BGSF, Inc. and Subsidiaries
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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	June 26, 2022	December 26, 2021
Interest rate swap	Other long-term assets	Level 2	$—	$58,331
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$1,038,363	$2,063,509

The changes in the Level 2 fair value measurements from December 26, 2021 to June 26, 2022 relate to the cancellation of the interest rate swap arrangement. Key inputs in determining the fair value of the interest rate swap as of December 26, 2021 were quoted prices from BMO.

The changes in the Level 3 fair value measurements from December 26, 2021 to June 26, 2022 relates primarily to payments of $1.1 million on the Momentum acquisition, partially offset by $0.1 million in accretion. Key inputs in determining the fair value of the contingent consideration as of June 26, 2022 and December 26, 2021 included discount rates of approximately 9% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

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

Restricted Stock

The Company issued net restricted common stock of 19,434 shares to non-team member (non-employee) directors in Fiscal 2022. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended June 26, 2022 and June 27, 2021, the Company recognized $0.1 million of compensation expense from continuing operations related to stock options. For the twenty-six week periods ended June 26, 2022 and June 27, 2021, the Company recognized $0.3 million and $0.2 million, respectively, of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense from continuing operations as of June 26, 2022 amounted to $0.6 million which is expected to be recognized over the next 1.9 years. As of June 26, 2022, a total of 1.0 million shares remain available for issuance under 2013 Plan.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 26, 2021	695,329	$16.91	6.7	$665
Exercised	(650)	$9.72
Forfeited / Canceled	(32,000)	$17.43
Options outstanding at June 26, 2022	662,679	$16.89	6.1	$703

Options exercisable at December 26, 2021	475,765	$17.62	5.9	$452
Options exercisable at June 26, 2022	463,765	$17.78	5.3	$475

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 26, 2021	219,564	$12.73
Nonvested outstanding at June 26, 2022	198,914	$12.78

For the twenty-six week period ended June 26, 2022, the Company did not issue shares under a cashless exercise. For the twenty-six week period ended June 27, 2021, the Company issued 213 shares of common stock upon the cashless exercise of 600 stock options.

Restricted Stock

For the thirteen week periods ended June 26, 2022 and June 27, 2021, the Company recognized $0.1 million of compensation expense related to restricted stock awards. For the twenty-six week periods ended June 26, 2022 and June 27, 2021, the Company recognized $0.2 million of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of June 26, 2022 amounted to $0.6 million which is expected to be recognized over the next 2.1 years.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 26, 2021	60,844	$11.91
Issued	19,434	$13.51
Vested	(10,046)	$13.39
Restricted stock outstanding at June 26, 2022	70,232	$11.81

Nonvested outstanding at December 26, 2021	60,844	$11.91
Nonvested outstanding at June 26, 2022	70,232	$11.81

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

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company's shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. For the twenty-six week period ended June 26, 2022, the Company issued 36,912 shares of common stock under the 2020 ESPP.

NOTE 13 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.4 million and $0.4 million from continuing operations to the 401(k) Plan for the thirteen week periods ended June 26, 2022 and June 27, 2021, respectively. The Company contributed $0.9 million and $0.8 million from continuing operations to the 401(k) Plan for the twenty-six week periods ended June 26, 2022 and June 27, 2021, respectively.

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

The following table provides a reconciliation of revenue and income from continuing operations by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue:
Real Estate	$29,979,775	$21,212,102	$55,895,863	$39,824,847
Professional	44,109,391	36,185,620	86,735,580	67,323,066
Total	$74,089,166	$57,397,722	$142,631,443	$107,147,913

Depreciation:
Real Estate	$47,379	$53,796	$94,661	$108,786
Professional	89,163	98,224	185,390	197,033
Home office	15,611	20,729	32,354	44,766
Total	$152,153	$172,749	$312,405	$350,585

Amortization:
Professional	$542,619	$610,274	$1,100,195	$1,210,281
Home office	227,062	82,817	408,207	141,217
Total	$769,681	$693,091	$1,508,402	$1,351,498

Operating income:
Real Estate	$4,817,279	$2,973,221	$8,852,160	$5,425,663
Professional	3,816,634	2,584,082	7,286,434	4,077,358
Home office - SGA	(4,394,602)	(3,444,720)	(9,083,769)	(7,314,395)
Home office - gain on contingent consideration	—	1,194,575	—	1,194,575
Total	$4,239,311	$3,307,158	$7,054,825	$3,383,201

Capital expenditures:
Real Estate	$44,555	$23,962	$53,278	$64,941
Professional	26,250	19,876	50,390	79,895
Home office	1,409,466	492,236	3,426,828	931,549
Total	$1,480,271	$536,074	$3,530,496	$1,076,385

	June 26, 2022	December 26, 2021
Total Assets:
Real Estate	$21,718,681	$20,753,085
Professional	91,817,491	92,782,442
Home office	22,429,658	20,347,059
Discontinued operations	—	14,411,380
Total	$135,965,830	$148,293,966

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENT

Dividend

On August 3, 2022, the Company's board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on August 22, 2022 to all shareholders of record as of the close of business on August 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. Comparative segment revenues and related financial information are discussed herein and are presented in Note 14 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, for a description of important factors that could cause actual results to differ from expected results. Please also refer to Note 4- Discontinued Operations, to our Unaudited Consolidated Financial Statements.

Our historical financial information may not be indicative of our future performance.

Overview

We are a leading national provider of professional workforce solutions and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015, VTS October 2015, Zycron, in April 2017, Smart in September 2017, and LJK in December 2019, 100% of the equity of EdgeRock in February 2020, and substantially all of the assets of Momentum Solutionz in February 2021. We have continuing operations in two industry segments: Real Estate and Professional. We provide workforce solutions to client partners primarily within the United States of America, across 46 states and D.C.

On March 21, 2022, we completed the sale of substantially all our Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through their wholly-owned subsidiary, Sentech Engineering Services, Inc. We received approximately $30.3 million at the closing of the sale, and, subject to the terms of the Asset Purchase Agreement, will receive an additional $2 million on the first anniversary of the closing of the transaction, subject to a "true-up" of acquired working capital.

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

Our business normally experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ businesses. Demand for our Real Estate workforce solutions has historically increased in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

Impact of COVID-19

We will continue to monitor the COVID-19 situation and may find it necessary to take actions that alter our business operations as may be required by federal, state, local authorities, or that we determine are in the best interests of our team members, field talent, client partners, and stockholders.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(dollars in thousands)
Revenues	$74,089	$57,398	$142,631	$107,148
Cost of services	49,030	38,151	94,141	71,686
Gross profit	25,059	19,247	48,490	35,462
Selling, general and administrative expenses	19,898	16,269	39,614	31,572
Gain on contingent consideration	—	(1,195)	—	(1,195)
Depreciation and amortization	922	866	1,821	1,702
Operating income	4,239	3,307	7,055	3,383
Interest expense, net	(69)	(218)	(343)	(595)
Income from continuing operations before income taxes	4,170	3,089	6,712	2,788
Income tax expense from continuing operations	(986)	(493)	(1,521)	(451)
Income from continuing operations	3,184	2,596	5,191	2,337
Income from discontinued operations:
Income	—	1,011	1,235	2,167
Gain (loss) on sale	(8)	—	17,266	—
Income tax expense	—	(164)	(4,716)	(349)
Net income	$3,176	$3,443	$18,976	$4,155

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	66.2%	66.5%	66.0%	66.9%
Gross profit	33.8%	33.5%	34.0%	33.1%
Selling, general and administrative expenses	26.9%	28.3%	27.8%	29.5%
Gain on contingent consideration	—%	(2.1)%	—%	(1.1)%
Depreciation and amortization	1.2%	1.5%	1.3%	1.6%
Operating income	5.7%	5.8%	4.9%	3.2%
Interest expense, net	(0.1)%	(0.4)%	(0.2)%	(0.6)%
Income from continuing operations before income taxes	5.6%	5.4%	4.7%	2.6%
Income tax expense from continuing operations	(1.3)%	(0.9)%	(1.1)%	(0.4)%
Income from continuing operations	4.3%	4.5%	3.6%	2.2%

Thirteen Week Fiscal Period Ended June 26, 2022 (“Fiscal 2022”) Compared with Thirteen Week Fiscal Period Ended June 27, 2021 (“Fiscal 2021”)

Revenues:	Thirteen Weeks Ended
	June 26, 2022		June 27, 2021
	(dollars in thousands)
Revenues by segment:
Real Estate	$29,980	40.5%	$21,212	37.0%
Professional	44,109	59.5%	36,186	63.0%
Total Revenues	$74,089	100.0%	$57,398	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $8.8 million (41.3%). The increase was due to a 27.6% increase in billed hours and a 10.7% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $7.9 million (21.9%), primarily due to the IT Consulting increase of approximately $6.5 million, a 13.7% increase in billed hours, and a 7.2% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	June 26, 2022		June 27, 2021
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$11,574	46.2%	$7,855	40.8%
Professional	13,485	53.8%	11,392	59.2%
Total Gross Profit	$25,059	100.0%	$19,247	100.0%

	Thirteen Weeks Ended
	June 26, 2022	June 27, 2021
Gross Profit Percentage by segment:
Real Estate	38.6%	37.0%
Professional	30.6%	31.5%
Company Gross Profit	33.8%	33.5%

Overall, our gross profit increased approximately $5.8 million (30.2%). As a percentage of revenue, gross profit has increased to 33.8% from 33.5%, primarily due to higher gross profits across all segments.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $3.7 million (47.3%) in line with the increase in revenue and a 15.4% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $2.1 million (18.4%) primarily due to the IT Consulting division of approximately $2.1 million, and a 4.1% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $3.6 million (22.3%), primarily due to additional compensation generated from increased overall gross profit. The components of selling, general and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	June 26, 2022		June 27, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$15,435	20.8%	$13,175	23.0%	$2,260	17.2%
Advertising and recruitment	488	0.7%	357	0.6%	131	36.7%
Occupancy and office operations	589	0.8%	785	1.4%	(196)	(25.0)%
Travel, meals and entertainment	238	0.3%	62	0.1%	176	283.9%
Software	1,521	2.1%	683	1.2%	838	122.7%
Liability insurance	246	0.3%	171	0.3%	75	43.9%
Professional Fees	366	0.5%	562	1.0%	(196)	(34.9)%
Public company related costs	186	0.3%	185	0.3%	1	0.5%
Bad debt	82	0.1%	123	0.2%	(41)	(33.3)%
Share-based compensation	242	0.3%	215	0.4%	27	12.6%
Transaction fees	10	—%	19	—%	(9)	(47.4)%
Workers compensation loss retention return	(117)	(0.2)%	(348)	(0.6)%	231	(66.4)%
Other	611	0.8%	281	0.5%	330	117.4%
Total	$19,898	26.9%	$16,269	28.3%	$3,627	22.3%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2021, the Company recognized a $1.2 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (6.5%). The increase in depreciation and amortization is primarily due to the information technology improvement project.

 Interest Expense, net: Interest expense, net decreased primarily due to the pay down of the balance on the existing Term Loan, partially offset by the higher average balance on the Revolving Facility.

Income Tax Expense: Income tax expense increased approximately $0.5 million (100.0%). The higher effective tax rate, in Fiscal 2022, is primarily due to greater state taxes, which were partially offset by the gain on contingent consideration in Fiscal 2021.

Twenty-six Week Fiscal Period Ended June 26, 2022 (“Fiscal 2022”) Compared with Twenty-six Week Fiscal Period Ended June 27, 2021 (“Fiscal 2021”)

Revenues:	Twenty-six Weeks Ended
	June 26, 2022		June 27, 2021
	(dollars in thousands)
Revenues by segment:
Real Estate	$55,896	39.2%	$39,825	37.2%
Professional	86,735	60.8%	67,323	62.8%
Total Revenues	$142,631	100.0%	$107,148	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $16.1 million (40.4%). The increase was due to a 26.7% increase in billed hours and a 10.8% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $19.4 million (28.8%), primarily due to an increase in IT Consulting of $15.4 million, a 24.0% increase in billed hours, and a 3.9% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Twenty-six Weeks Ended
	June 26, 2022		June 27, 2021
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$21,545	44.4%	$14,720	41.5%
Professional	26,945	55.6%	20,742	58.5%
Total Gross Profit	$48,490	100.0%	$35,462	100.0%

	Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021
Gross Profit Percentage by segment:
Real Estate	38.5%	37.0%
Professional	31.1%	30.8%
Company Gross Profit	34.0%	33.1%

Overall, our gross profit increased approximately $13.0 million (36.7%). As a percentage of revenue, gross profit has increased to 34.0% from 33.1%, primarily due to higher gross profits across all segments.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $6.8 million (46.4%) consistent with the increase in revenue and a 15.6% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $6.2 million (29.9%) due to an increase in IT Consulting of $5.2 million in revenue and a 4.7% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased approximately $8.0 million (25.5%), primarily due to additional compensation generated from increased overall gross profit, The components of selling, general and administrative expense are detailed in the following table:

	Twenty-six Weeks Ended
	June 26, 2022		June 27, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$30,839	21.6%	$24,962	23.3%	$5,877	23.5%
Advertising and recruitment	971	0.7%	716	0.7%	255	35.6%
Occupancy and office operations	1,387	1.0%	1,597	1.5%	(211)	(13.2)%
Travel, meals and entertainment	427	0.3%	90	0.1%	337	374.4%
Software	2,636	1.8%	1,343	1.3%	1,293	96.3%
Professional fees	979	0.7%	1,235	1.2%	(255)	(20.6)%
Liability insurance	486	0.3%	331	0.3%	155	46.8%
Public company related costs	360	0.3%	377	0.4%	(17)	(4.5)%
Bad debt	133	0.1%	157	0.1%	(24)	(15.3)%
Share-based compensation	454	0.3%	435	0.4%	19	4.4%
Transaction fees	—	—%	155	0.1%	(155)	(100.0)%
Workers compensation loss retention return	(117)	(0.1)%	(348)	(0.3)%	231	(66.4)%
Other	1,060	0.7%	520	0.5%	541	104.0%
Total	$39,615	27.8%	$31,571	29.5%	$8,045	25.5%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2021, the Company recognized a $1.2 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (7.0%). The increase in depreciation and amortization is primarily due to the information technology improvement project.

Interest Expense, net: Interest expense, net decreased approximately $0.3 million (42.4)% primarily due to the pay down of the balance on the existing Term Loan, partially offset by the higher average balance on the Revolving Facility.

Income Tax Expense: Income tax expense increased approximately $1.1 million (237.0%). The higher effective tax rate, in Fiscal 2022, is primarily due to greater state taxes, which were partially offset by the gain on contingent consideration in Fiscal 2021.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, intangible impairment losses, transaction fees, and certain non-cash expenses such as the gain on contingent consideration and share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’

ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income from continuing operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net income from continuing operations the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Thirteen Weeks Ended		Twenty-six Weeks Ended		Trailing Twelve Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021	June 26, 2022
	(dollars in thousands)
Income from continuing operations	$3,184	$2,596	$5,191	$2,337	$13,225
Income tax expense from continuing operations	986	493	1,520	451	3,795
Interest expense, net	69	218	344	595	1,181
Operating income	4,239	3,307	7,055	3,383	18,201
CARES Act credit	—	—	—	—	(2,084)
Depreciation and amortization	922	866	1,820	1,702	3,816
Gain on contingent consideration	—	(1,195)	—	(1,195)	(1,208)
Share-based compensation	242	215	454	435	1,077
Transaction fees	—	19	—	155	16
Adjusted EBITDA from continuing operations	5,403	3,212	9,329	4,480	19,818
Adjusted EBITDA from discontinued operations, net of gain	—	1,046	986	2,241	3,459
Adjusted EBITDA, net of gain	$5,403	$4,258	$10,315	$6,721	$23,277

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	June 26, 2022	December 26, 2021
	(dollars in thousands)
Working capital from continuing operations	$33,578	$25,851

	Twenty-six Weeks Ended
	June 26, 2022	June 27, 2021
	(dollars in thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$1,217	$(2,366)
Investing activities	26,775	(4,856)
Financing activities	(25,760)	3,145
Net change in cash and cash equivalents discontinued operations	(2,300)	4,077
Net change in cash and cash equivalents	$(68)	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2022, net cash provided by continuing operating activities was $1.2 million, an increase of $3.6 million compared with net cash used in continuing operating activities of $2.4 million for Fiscal 2021. This increase is primarily attributable to higher accounts receivable, prepaid expenses, and deposits, which were partially offset by disbursements on accrued payroll and expenses and payments of deferred employer FICA for the CARES Act in other current liabilities.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2022, we received $30.3 million in connection to the sale of InStaff and we made capital expenditures of $3.5 million mainly related to the IT roadmap and for software and computer equipment purchased in the ordinary course of business. In Fiscal 2021, we paid $3.8 million in connection with the Momentum acquisition and we made capital expenditures of $1.1 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2022, we paid down $26.9 million on the Term Loan, as discussed below, we paid $3.1 million in cash dividends on our common stock, we paid $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $4.9 million on our Revolving Facility for increased working capital needs. For Fiscal 2021, we borrowed $6.1 million on our Revolving Facility for increased working capital needs and to fund the Momentum acquisition, paid $2.1 million in cash dividends on our common stock, and paid down $0.9 million on the Term Loan, as defined below.

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

The Credit Agreement contains customary affirmative covenants and negative covenants. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Credit Agreement. We were in compliance with these covenants as of June 26, 2022.

On February 8, 2021, we borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition. On March 21, 2022, we paid down the balance on the existing Term Loan and a portion of the Revolving Facility using the proceeds from the sale of the Light Industrial segment (See Note 4 - Discontinued Operations, to our accompanying Unaudited Consolidated Financial Statements).

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of June 26, 2022, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

As a result of the future economic uncertainty of COVID-19, we may need to make necessary changes to accounting policy judgments and estimates over time, which could result in meaningful impacts to our financial statements in future periods. Actual results and outcomes may differ from our estimates and assumptions.

The current inflationary environment and related interest rate impacts continue to have significant adverse impact on the economy and market conditions. These factors may impact labor markets by reducing demand for our workforce solutions, increase early terminations, or diminish projects. As a result, our business, financial condition and results of operations may be negatively affected, and could increase our cost of borrowing.

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

Payment terms in our contracts vary by the type and location of our client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of June 26, 2022. There were no revenues recognized during the thirteen week period ended June 26, 2022 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. We did not recognize any contract impairments during the thirteen week period ended June 26, 2022.

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

Financial Instruments

We use fair value measurements in areas that include, but are not limited to the allocation of purchase price consideration to tangible and identifiable intangible assets, contingent consideration, and interest rate swap agreements. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO that provides for the revolving credit facility and term loan and current rates available to us for debt with similar terms and risk.

Share-Based Compensation

We recognize compensation expense in selling, general and administrative expenses over the service period for options or restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. We recognizes any penalties when necessary as part of selling, general and administrative expenses. As of June 26, 2022, goodwill of $25.7 million, which is limited annually, is expected to be deductible for tax purposes. As a matter of operation, we first calculate the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of June 26, 2022, we have a $4.6 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions we enter into in the normal course of business. Our primary market risk exposure relates to interest rate and inflation risks. Through the current period, we have been able to moderate the negative impacts of an inflationary market by adjusting our pricing model.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended June 26, 2022, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely due to COVID-19. We are continually monitoring and assessing the impact of the ongoing COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 (our “2021 Form 10-K”), and filed with the SEC on March 10, 2022. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2021 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

The following information is added as a second paragraph under the heading "Risk Factors - A downturn of the U.S. or global economy could result in our client partners using fewer workforce solutions or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021:

In addition, the current inflationary environment and related interest rate impacts continue to have significant adverse impact on the economy and market conditions. These factors may impact labor markets by reducing demand for our workforce solutions, increasing early terminations, or diminishing projects. As a result, our business, financial condition, and results of operations may be negatively affected.

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 3, 2022