Form 10-Q
period 2022-09-25
BGSF, INC.
filed 2022-11-03
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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

As of as of November 2, 2022 there were 10,499,827 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 25, 2022	December 26, 2021
ASSETS
Current assets
Cash and cash equivalents	$—	$112,104
Accounts receivable (net of allowance for credit losses of $448,622 for 2022 and 2021, respectively)	64,349,769	48,132,896
Prepaid expenses	1,560,962	2,345,948
Other current assets	4,901,926	2,381,197
Current assets of discontinued operations	—	7,198,104
Total current assets	70,812,657	60,170,249

Property and equipment, net	1,599,410	4,331,052

Other assets
Deposits	3,051,912	4,106,622
Deferred income taxes, net	3,333,384	4,548,285
Right-of-use asset - operating leases	2,700,049	3,914,060
Other assets	4,483,332	1,283,629
Intangible assets, net	34,141,514	33,584,910
Goodwill	29,141,883	29,141,883
Noncurrent assets of discontinued operations	—	7,213,276
Total other assets	76,852,074	83,792,665
Total assets	$149,264,141	$148,293,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$—	$3,562,500
Accrued interest	260,771	102,304
Accounts payable	587,726	401,175
Accrued payroll and expenses	16,557,575	16,153,920
Contingent consideration, current portion	1,059,606	1,073,901
Lease liability, current portion	1,608,632	1,896,253
Other current liabilities	3,495,075	3,549,785
Income taxes payable	216,778	381,806
Current liabilities of discontinued operations	—	1,262,056
Total current liabilities	23,786,163	28,383,700

Line of credit (net of deferred finance fees of $90,285 and $193,264 at 2022 and 2021, respectively)	27,004,467	12,587,591
Long-term debt, less current portion	—	23,300,000
Contingent consideration, less current portion	—	989,608
Lease liability, less current portion	1,564,520	2,685,270
Other long-term liabilities	15,307	3,565,218
Noncurrent liabilities of discontinued operations	—	190,395
Total liabilities	52,370,457	71,701,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 25, 2022	December 26, 2021
Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,499,827 and 10,425,210 shares issued and outstanding for 2022 and 2021, respectively, net of treasury stock, at cost, 1,845 shares for 2022 and 2021, respectively.	67,107	66,360
Additional paid in capital	63,317,793	61,875,406
Retained earnings	33,508,784	14,592,087
Accumulated other comprehensive gain	—	58,331
Total stockholders’ equity	96,893,684	76,592,184
Total liabilities and stockholders’ equity	$149,264,141	$148,293,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Thirteen and Thirty-nine Week Periods Ended September 25, 2022 and September 26, 2021

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2022	2021	2022	2021
Revenues	$78,507,873	$64,184,810	$221,139,315	$171,332,726
Cost of services	50,508,028	42,137,924	144,649,246	113,823,648
Gross profit	27,999,845	22,046,886	76,490,069	57,509,078
Selling, general and administrative expenses	20,385,866	17,054,127	60,000,459	48,625,613
Gain on contingent consideration	—	(1,208,269)	—	(2,402,844)
Depreciation and amortization	1,145,457	1,169,403	2,966,264	2,871,484
Operating income	6,468,522	5,031,625	13,523,346	8,414,825
Interest expense, net	(375,627)	(431,332)	(718,594)	(1,026,392)
Income from continuing operations before income taxes	6,092,895	4,600,293	12,804,752	7,388,433
Income tax expense from continuing operations	(1,440,422)	(892,795)	(2,960,868)	(1,343,950)
Income from continuing operations	4,652,473	3,707,498	9,843,884	6,044,483
Income from discontinued operations:
Income	—	1,164,115	1,234,995	3,330,564
Gain on sale	—	—	17,265,562	—
Income tax expense	—	(228,004)	(4,715,771)	(576,803)
Net income	$4,652,473	$4,643,609	$23,628,670	$8,798,244

Change in unrealized gains (losses) on cash flow hedges, net	—	6,232	(58,331)	68,261
Other comprehensive income (loss)	—	6,232	(58,331)	68,261
Net comprehensive income	$4,652,473	$4,649,841	$23,570,339	$8,866,505

Net income per share - basic
Net income from continuing operations	$0.44	$0.36	$0.94	$0.59
Net income from discontinued operations:
Income	—	0.11	0.12	0.32
Gain on sale	—	—	1.65	—
Income tax expense	—	(0.02)	(0.45)	(0.06)
Net income per share - basic	$0.44	$0.45	$2.26	$0.85

Net income per share - diluted
Net income from continuing operations	$0.44	$0.36	$0.93	$0.59
Net income from discontinued operations:
Income	—	0.11	0.12	0.32
Gain on sale	—	—	1.65	—
Income tax expense	—	(0.02)	(0.45)	(0.06)
Net income per share - diluted	$0.44	$0.45	$2.25	$0.85

Weighted-average shares outstanding:
Basic	10,492,396	10,380,900	10,464,549	10,351,319
Diluted	10,532,918	10,427,112	10,510,874	10,404,900

Cash dividends declared per common share	$0.15	$0.12	$0.45	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Periods Ended September 26, 2021

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 27, 2020	—	10,328,379	$103,284	$(29,450)	$60,457,044	$5,049,748	$(122,874)	$65,457,752
Share-based compensation from continuing operations	—	—	—	—	220,611	—	—	220,611
Share-based compensation from discontinued operations	—	—	—	—	15,396	—	—	15,396
Share issuance cost	—	—	—	—	(10,000)	—	—	(10,000)
Issuance of restricted shares	—	7,518	75	—	(75)	—	—	—
Exercise of common stock options	—	213	2	—	(2)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,033,597)	—	(1,033,597)
Net income	—	—	—	—	—	711,797	—	711,797
Other comprehensive gain	—	—	—	—	—	—	32,215	32,215
Stockholders’ equity, March 28, 2021	—	10,336,110	103,361	(29,450)	60,682,974	4,727,948	(90,659)	65,394,174
Share-based compensation from continuing operations	—	—	—	—	214,606	—	—	214,606
Share-based compensation from discontinued operations	—	—	—	—	10,774	—	—	10,774
Issuance of restricted shares	—	7,230	72	—	(72)	—	—	—
Cash dividend declared	—	—	—	—	—	(1,034,334)	—	(1,034,334)
Net income	—	—	—	—	—	3,442,838	—	3,442,838
Other comprehensive gain	—	—	—	—	—	—	29,814	29,814
Stockholders’ equity, June 27, 2021	—	10,343,340	103,433	(29,450)	60,908,282	7,136,452	(60,845)	68,057,872
Share-based compensation from continuing operations	—	—	—	—	406,369	—	—	406,369
Share-based compensation from discontinued operations	—	—	—	—	17,959	—	—	17,959
Share issuance cost	—	—	—	—	(3,500)	—	—	(3,500)
Issuance (cancellation) of restricted shares	—	42,814	428	(8,442)	(428)	—	—	(8,442)
Issuance of ESPP Shares	—	14,758	148	—	154,774	—	—	154,922
Exercise of common stock options	—	400	4	—	3,884	—	—	3,888
Cash dividends declared	—	—	—	—	—	(1,248,183)	—	(1,248,183)
Net income	—	—	—	—	—	4,643,609	—	4,643,609
Other comprehensive gain	—	—	—	—	—	—	6,232	6,232
Stockholders’ equity, September 26, 2021	—	10,401,312	$104,013	$(37,892)	$61,487,340	$10,531,878	$(54,613)	$72,030,726
 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Thirty-nine Week Periods Ended September 25, 2022

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Stockholders’ equity, December 26, 2021	—	10,425,210	$104,252	$(37,892)	$61,875,406	$14,592,087	$58,331	$76,592,184
Share-based compensation from continuing operations	—	—	—	—	211,449	—	—	211,449
Share-based compensation from discontinued operations	—	—	—	—	7,697	—	—	7,697
Fully vested shares related to the sale of discontinued operations	—	—	—	—	35,093	—	—	35,093
Issuance of restricted shares	—	5,795	58	—	(58)	—	—	—
Issuance of ESPP shares	—	14,203	142	—	168,994	—	—	169,136
Cash dividend declared	—	—	—	—	—	(1,564,651)	—	(1,564,651)
Net income	—	—	—	—	—	15,799,783	—	15,799,783
Other comprehensive loss	—	—	—	—	—	—	(58,331)	(58,331)
Stockholders’ equity, March 27, 2022	—	10,445,208	104,452	(37,892)	62,298,581	28,827,219	—	91,192,360
Share-based compensation from continuing operations	—	—	—	—	242,166	—	—	242,166
Share issuance cost	—	—	—	—	(10,910)	—	—	(10,910)
Issuance of restricted shares	—	13,639	136	—	(136)	—	—	—
Issuance of ESPP shares	—	22,709	227	—	249,742	—	—	249,969
Exercise of common stock options	—	650	7	—	6,312	—	—	6,319
Cash dividend declared	—	—	—	—	—	(1,572,331)	—	(1,572,331)
Net income	—	—	—	—	—	3,176,414	—	3,176,414
Stockholders’ equity, June 26, 2022	—	10,482,206	104,822	(37,892)	62,785,755	30,431,302	—	93,283,987
Share-based compensation from continuing operations	—	—	—	—	411,288	—	—	411,288
Issuance of restricted shares	—	6,315	63	—	(63)	—	—	—
Issuance of ESPP Shares	—	10,956	110	—	117,415	—	—	117,525
Exercise of common stock options	—	350	4	—	3,398	—	—	3,402
Cash dividend declared	—	—	—	—	—	(1,574,991)	—	(1,574,991)
Net income	—	—	—	—	—	4,652,473	—	4,652,473
Stockholders’ equity, September 25, 2022	—	10,499,827	$104,999	$(37,892)	$63,317,793	$33,508,784	$—	$96,893,684

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Week Periods Ended September 25, 2022 and September 26, 2021

	2022	2021
Cash flows from operating activities
Net income	$23,628,670	$8,798,244
(Income) from discontinued operations	(1,234,995)	(3,330,564)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	463,204	519,982
Amortization	2,503,060	2,351,502
Gain on sale of discontinued operations	(17,265,562)	—
Loss on disposal of property and equipment	1,963	8,197
Contingent consideration adjustment	—	(2,402,843)
Amortization of deferred financing fees	156,162	56,109
Interest expense on contingent consideration payable	106,095	210,002
Provision for credit losses	215,958	246,048
Share-based compensation	864,903	841,587
Deferred income taxes, net of acquired deferred tax liability	1,214,901	939,971
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,446,581)	(13,927,374)
Prepaid expenses	767,789	327,153
Other current assets	(257,316)	(19,898)
Deposits	1,067,461	(126,232)
Other assets	562,051	281,439
Accrued interest	158,467	46,938
Accounts payable	186,551	117,664
Accrued payroll and expenses	403,514	3,786,984
Other current liabilities	(2,352,156)	18,977
Income taxes receivable and payable	(165,028)	(1,268,928)
Operating leases	(77,901)	(109,846)
Other long-term liabilities	(58,331)	(84,663)
Net cash used in continuing operating activities	(5,557,121)	(2,719,551)
Net cash (used in) provided by discontinued operating activities	(2,273,708)	5,074,421
Net cash (used in) provided by operating activities	(7,830,829)	2,354,870

Cash flows from investing activities
Business acquired, net of cash received	—	(3,780,000)
Business sold	30,312,751	—
Capital expenditures	(4,679,953)	(1,531,884)
Proceeds from the sale of property and equipment	—	5,158
Net cash provided by (used in) continuing investing activities	25,632,798	(5,306,726)
Net cash used in discontinued investing activities	(25,755)	(34,505)
Net cash provided by (used in) investing activities	25,607,043	(5,341,231)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Thirty-nine Week Periods Ended September 25, 2022 and September 26, 2021

	2022	2021
Cash flows from financing activities
Net borrowings under line of credit	14,313,898	7,665,607
Proceeds from issuance of long-term debt	—	—
Principal payments on long-term debt	(26,862,500)	(1,500,000)
Payments of dividends	(4,711,973)	(3,316,114)
Issuance of ESPP shares	536,630	154,922
Issuance of shares, net of offering costs	(1,189)	(18,054)
Contingent consideration paid	(1,110,000)	—
Deferred financing costs	(53,184)	—
Net cash (used in) provided by continuing financing activities	(17,888,318)	2,986,361
Net cash (used in) provided by financing activities	(17,888,318)	2,986,361
Net change in cash and cash equivalents	(112,104)	—
Cash and cash equivalents, beginning of period	112,104	—
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest, net	$113,355	$563,280
Cash paid for taxes, net of refunds	$6,572,497	$2,187,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. provides workforce solutions to a variety of industries through its various divisions in IT, Cyber, Finance & Accounting, and Real Estate (apartment communities and commercial buildings) (collectively, the “Company”).

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

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently in 36 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

The Professional segment provides specialized talent and business consultants on a nationwide basis for information technology (“IT”) and finance, accounting, legal and human resource client partner projects. The Professional segment operates through three divisions, IT Consulting, IT Infrastructure & Development, and Finance and Accounting under various trade names including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, and Momentum Solutionz.

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 25, 2022 and December 26, 2021, and include the thirteen and thirty-nine week periods ended September 25, 2022 and September 26, 2021, referred to herein as Fiscal 2022 and 2021, respectively.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable from continuing operations as of September 25, 2022 and December 26, 2021 or revenue from continuing operations for the thirty-nine week periods ended September 25, 2022 and September 26, 2021. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2022 and the related percentage for Fiscal 2021 was generated in the following areas:

	Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021
Tennessee	11%	12%
Texas	23%	23%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

At the beginning of the fiscal 3rd quarter, the Company implemented the last stage of the IT infrastructure roadmap, which consisted of an applicant tracking, time reporting, payroll, and billing systems. Post implementation, the Company experienced an increase in days sales outstanding (“DSO”). As a precautionary measure, in August 2022, the Company temporarily increased the borrowing capacity on the revolving credit facility (the “Revolving Facility”) (See Note 8).

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

Changes in the allowance for credit losses from continuing operations are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Beginning balance	$448,622	$521,001	$448,622	$492,087
Provision for credit losses, net	82,500	88,607	215,958	246,048
Amounts written off, net	(82,500)	(88,607)	(215,958)	(217,134)
Ending balance	$448,622	$521,001	$448,622	$521,001

CARES Act Receivable

Other current assets from continuing operations includes $2.6 million of the Employee Retention Credit ("ERC") at September 25, 2022 and December 26, 2021. The ERC was established by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act allows relief to businesses affected by the coronavirus pandemic, by providing payment to employers for qualified wages and health insurance benefits for team members. The CARES Act applies to taxes incurred from March 27, 2020, through the third quarter of 2021.

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $4.8 million and $4.3 million at September 25, 2022 and December 26, 2021, respectively. During the thirty-nine week period ended September 25, 2022, $2.7 million was reclassed to other assets and intangible assets from property, plant and equipment, primarily for the information technology improvement project.
Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $2.9 million and $3.9 million, which are included in deposits in the accompanying consolidated balance sheets, as of September 25, 2022 and December 26, 2021, respectively.

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

Other Assets

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements. All other internal-use software development costs are capitalized and reported as a component of computer software within intangible assets. During the thirty-nine week period ended September 25, 2022, the Company added $2.5 million and reclassified $1.3 million to other assets from property, plant and equipment, primarily for the information technology improvement project.

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

The Company capitalizes purchased software and internal payroll costs directly incurred in the modification of internal use software. During the thirty-nine week period ended September 25, 2022, the Company added $1.7 million and reclassed $1.4 million to intangible assets from property, plant and equipment, primarily for the information technology improvement project. Software maintenance and training costs are expensed in the period incurred.
The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined there were no impairment indicators for these assets during Fiscal 2022 or Fiscal 2021.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. The Company determined there were no impairment indicators for goodwill assets during Fiscal 2022 or Fiscal 2021.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of September 25, 2022. There were no revenues recognized during the thirty-nine week period ended September 25, 2022 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirty-nine week period ended September 25, 2022.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Weighted-average number of common shares outstanding:	10,492,396	10,380,900	10,464,549	10,351,319
Effect of dilutive securities:
Stock options and restricted stock	40,522	46,212	46,325	53,581
Weighted-average number of diluted common shares outstanding	10,532,918	10,427,112	10,510,874	10,404,900

Stock options and restricted stock	459,366	408,050	363,850	408,050
Antidilutive shares	459,366	408,050	363,850	408,050

Income Taxes

The consolidated effective tax rates were 23.6% and 24.5% and for the thirteen and thirty-nine week periods ended September 25, 2022, respectively. The consolidated effective tax rates were 19.4% and 17.9% for the thirteen and thirty-nine week periods ended September 26, 2021, respectively. Effective tax rates for all periods consist of federal statutory rate plus state income taxes, which were partially offset by the Work Opportunity Tax Credit. The Fiscal 2021 effective tax rate was additionally reduced by the gain on contingent consideration.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of September 25, 2022, the Company has a $4.3 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

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

The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of September 25, 2022, goodwill with an adjusted tax basis of $25.0 million is remaining to be amortized for tax purposes. As a matter of operation, we first calculate the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740.

The Company follows the guidance ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and ASU No. 2021-01, Reference Rate Reform: Scope (“ASU 2021-01”), respectively. Together, ASU 2020-04 and ASU 2021-01 provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications, hedging relationships, and other arrangements that are expected to be impacted by the global transition away from certain reference rates, such as the London Interbank Offered Rate, towards new reference rates. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company adopted this ASU in the third quarter of Fiscal 2022, which did not have a material impact on the consolidated financial statements.

NOTE 3 - ACQUISITIONS

Momentum Solutionz LLC

On February 8, 2021, the Company acquired substantially all of the assets and assumed certain liabilities of Momentum Solutionz (“Momentum”) for a purchase price of $3.8 million cash, subject to customary purchase price adjustments as specified in the purchase agreement. The purchase agreement further provides for contingent consideration of up to $2.2 million, based on the performance of the acquired business for the two years following the date of acquisition. As of September 25, 2022, contingent consideration of $1.1 million has been paid. At closing, the purchase price was paid out of currently available funds under the Company’s credit agreement led by BMO. The purchase agreement contained a provision for a “true up” of acquired working capital 60 days after the closing date, which was not material.

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

Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net income from continuing operations of the Momentum acquisition had taken place on the first day of Fiscal 2021, with no impact on thirteen week period ended September 26, 2021 (dollars in thousands, except per share amounts):

Thirty-nine Weeks Ended
September 26, 2021
Revenues	$171,569
Gross profit	$57,675
Net Income	$6,108
Income per share:
Basic	$0.59
Diluted	$0.59

Pro forma net income includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility (as defined below) at a rate of 2.5% and tax benefit of the pro forma adjustments at a consolidated effective tax rate of 17.9% for Fiscal 2021, respectively. The pro forma operating results include adjustments to Momentum related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Momentum acquisitions taken place on the first day of the Company’s 2021 fiscal year or of the results that may be achieved by the combined enterprise in the future.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - DISCONTINUED OPERATIONS

On March 21, 2022, the Company sold substantially all of the assets and certain liabilities of InStaff to Sentech Engineering Services, Inc. (“Sentech”) for a sale price of approximately $30.3 million cash, subject to customary sales price and working capital adjustments specified in the purchase agreement, which were received in the amount of $0.6 million in Fiscal October 2022. The purchase agreement further provides for deferred consideration of $2.0 million one year following the date of the acquisition, which is included in Other current assets. The sale resulted in a gain on sale of discontinued operations of $17.3 million. The Company will provide certain back-office services to Sentech for a limited period of time.

The InStaff financial results for periods prior to the sale have been reflected in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the periods presented are classified as discontinued operations in our Consolidated Balance Sheets.

The financial results of InStaff are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue	$—	$18,167	$16,465	$53,122
Cost of services	—	15,547	14,144	45,367
Gross profit	—	2,620	2,321	7,755
Selling expenses	—	1,435	1,062	4,355
Depreciation	—	21	24	69
Income from discontinued operations before taxes	$—	$1,164	$1,235	$3,331

December 26, 2021
Carrying amount of assets included as part of discontinued operations:
Accounts receivable	$7,198,104
Property and equipment, net	201,012
Deposits	35,784
Right-of-use assets - operating leases	303,660
Intangible assets, net	1,648,000
Goodwill	5,024,820
Total assets classified as discontinued operations	$14,411,380

Carrying amount of liabilities included as part of discontinued operations:
Accrued payroll and expenses	$1,129,448
Lease liability, current portion	132,608
Lease liability, less current portion	190,395
Total liabilities classified as discontinued operations	$1,452,451

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - LEASES

For operating leases, the weighted average remaining lease term was 2.1 years and 2.7 years at September 25, 2022 and December 26, 2021, respectively. The weighted average discount rate was 5.0% at September 25, 2022 and December 26, 2021. The Company's future operating lease obligations that have not yet commenced are immaterial.

The supplement cash flow information related to the Company's operating leases were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Cash paid for operating leases	$520,500	$579,844	$1,601,411	$1,739,688
Operating lease costs	$453,095	$519,496	$1,413,369	$1,565,289
Short-term lease costs	$55,541	$75,406	$92,769	$108,514

The undiscounted annual future minimum lease payments consist of the following at:

September 25, 2022
2022	$495,580
2023	1,554,046
2024	1,019,244
2025	270,793
Total lease payments	3,339,663
Imputed interest	(166,511)
Present value of lease liabilities	$3,173,152

NOTE 6 - INTANGIBLE ASSETS

Intangible assets from continuing operations are stated net of accumulated amortization of $43.7 million and $41.1 million at September 25, 2022 and December 26, 2021, respectively. Amortization expense from continuing operations for Fiscal 2022 and Fiscal 2021 are comprised of following:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Client partner lists	$487,308	$554,962	$1,476,881	$1,655,250
Covenant not to compete	55,179	55,246	165,669	165,105
Acquisition intangibles	542,487	610,208	1,642,550	1,820,355
Computer software - amortization expense	452,171	389,797	860,510	531,147
Amortization expense	994,658	1,000,005	2,503,060	2,351,502
Computer software - selling, general and administrative expense	38,821	18,822	116,463	56,467
Total expense	$1,033,479	$1,018,827	$2,619,523	$2,407,969

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - ACCRUED PAYROLL AND EXPENSES, OTHER LONG-TERM LIABILITIES, AND CONTINGENT CONSIDERATION

Accrued payroll and expenses from continuing operations consist of the following at:

	September 25, 2022	December 26, 2021
Field talent payroll	$7,347,128	$6,042,341
Field talent payroll related	1,439,569	1,310,918
Accrued bonuses and commissions	4,518,828	4,522,723
Other	3,252,050	4,277,938
Accrued payroll and expenses	$16,557,575	$16,153,920

Other current liabilities of continuing operations includes $3.5 million of deferred employer FICA at September 25, 2022, and December 26, 2021. Under CARES Act, employers affected by the coronavirus epidemic were allowed relief from the payment of employer FICA taxes. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. Half of the delayed payments were due and paid by December 31, 2021, and the other half are due by December 31, 2022.

The following is a schedule of future estimated contingent consideration payments from continuing operations as of September 25, 2022:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$1,110,000	$(50,394)	$1,059,606

NOTE 8 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for the Revolving Facility permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. The Company may from time to time, with a maximum of two, request an increase in the aggregate Term Loan by $40 million, with minimum increases of $10 million. The Company’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin through August 17, 2022 (as such terms are defined in the Credit Agreement). The Company also pays an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

As discussed in Note 2, on August 18, 2022, the Company entered into an amendment to the Credit Agreement (as amended, the "Amended Credit Agreement") with BMO to temporarily increase the Revolving Facility to $60 million for a period of ninety days and change the interest rate component from LIBOR to the Secured Overnight Financing Rate ("SOFR").

The Amended Credit Agreement contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Amended Credit Agreement. The Company was in compliance with these covenants as of September 25, 2022.

On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition. On March 21, 2022, the Company paid down the balance on the existing Term Loan and a portion of the Revolving Facility using the proceeds from the sale of InStaff (See Note 4).

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of September 25, 2022, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of September 25, 2022.

Line of Credit

At September 25, 2022 and December 26, 2021, $27.1 million and $12.8 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended September 25, 2022 and September 26, 2021 was $21.1 million and $12.3 million, respectively. Average daily balance for the thirty-nine week periods ended September 25, 2022 and September 26, 2021 was $16.7 million and $9.2 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	September 25, 2022		December 26, 2021
Base Rate	$13,094,752	6.75%	$2,780,854	4.50%
SOFR	14,000,000	4.40%	—	—%
LIBOR	—	—	10,000,000	2.35%
Total	$27,094,752		$12,780,854

Long-Term Debt

Long-term debt consisted of and bore interest at:

	September 25, 2022		December 26, 2021
Base Rate	$—	—%	$2,237,500	2.35%
Fixed rate	—	—%	24,625,000	2.39%
Long-term debt	$—		$26,862,500

Cash Flow Hedge

On March 21, 2022, the Company paid down the balance on the existing Term Loan containing the $25.0 million notional amount which cancelled the pay-fixed/receive-floating interest rate swap agreement. The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument was recorded in accumulated other comprehensive income or loss. The Company reclassified the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affected earnings. As of September 25, 2022, these amounts have been removed from Other long-term assets (See Note 9).

NOTE 9 - FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value and establishes a market-based framework or hierarchy for measuring fair value. The standard is applicable whenever assets and liabilities are measured at fair value. The fair value hierarchy established prioritizes the inputs used in valuation techniques into three levels as follows:

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	September 25, 2022	December 26, 2021
Interest rate swap	Other long-term assets	Level 2	$—	$58,331
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$1,059,606	$2,063,509

The changes in the Level 2 fair value measurements from December 26, 2021 to September 25, 2022 relate to the cancellation of the interest rate swap arrangement. Key inputs in determining the fair value of the interest rate swap as of December 26, 2021 were quoted prices from BMO.

The changes in the Level 3 fair value measurements from December 26, 2021 to September 25, 2022 relates primarily to payments of $1.1 million on the Momentum acquisition, partially offset by $0.1 million in accretion. Key inputs in determining the fair value of the contingent consideration as of September 25, 2022 and December 26, 2021 included discount rates of approximately 9% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

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

Restricted Stock

The Company issued restricted common stock of 25,749 shares to team members and non-team member (non-employee) directors in Fiscal 2022. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 12 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended September 25, 2022 and September 26, 2021, the Company recognized $0.3 million and $0.2 million of compensation expense from continuing operations related to stock options, respectively. For the thirty-nine week periods ended September 25, 2022 and September 26, 2021, the Company recognized $0.6 million and $0.5 million, respectively, of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense from continuing operations as of September 25, 2022 amounted to $1.1 million which is expected to be recognized over the next 3.0 years. As of September 25, 2022, a total of 1.0 million shares remain available for issuance under 2013 Plan.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 26, 2021	695,329	$16.91	6.7	$665
Granted	164,000	$12.87
Exercised	(1,000)	$9.72
Forfeited / Canceled	(36,650)	$17.65
Options outstanding at September 25, 2022	821,679	$16.08	6.7	$483

Options exercisable at December 26, 2021	475,765	$17.62	5.9	$452
Options exercisable at September 25, 2022	573,863	$17.50	5.7	$395

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 26, 2021	219,564	$12.73
Nonvested outstanding at September 25, 2022	247,816	$7.64

For the thirty-nine week period ended September 25, 2022, the Company did not issue shares under a cashless exercise. For the thirty-nine week period ended September 26, 2021, the Company issued 213 shares of common stock upon the cashless exercise of 600 stock options.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

For the thirteen week periods ended September 25, 2022 and September 26, 2021, the Company recognized $0.1 million and $0.2 million of compensation expense related to restricted stock awards, respectively. For the thirty-nine week periods ended September 25, 2022 and September 26, 2021, the Company recognized $0.3 million and $0.4 million of compensation expense related to restricted stock awards, respectively. Unamortized share-based compensation expense as of September 25, 2022 amounted to $0.6 million which is expected to be recognized over the next 2.0 years.

NOTE 13 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.3 million and $0.4 million from continuing operations to the 401(k) Plan for the thirteen week periods ended September 25, 2022 and September 26, 2021, respectively. The Company contributed $1.2 million and $1.1 million from continuing operations to the 401(k) Plan for the thirty-nine week periods ended September 25, 2022 and September 26, 2021, respectively.

NOTE 14 - BUSINESS SEGMENTS

The Company operates within two industry segments: Real Estate and Professional. Segment income from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, prepaid expenses, CARES Act receivable, InStaff deferred consideration, Workers's compensation deposits, deferred income taxes, other assets, intangible assets.

The following table provides a reconciliation of revenue and income from continuing operations by reportable segment to consolidated results for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue:
Real Estate	$33,240,955	$24,788,784	$89,136,818	$64,613,631
Professional	45,266,918	39,396,026	132,002,497	106,719,095
Total	$78,507,873	$64,184,810	$221,139,315	$171,332,726
Depreciation:
Real Estate	$49,399	$51,696	$144,060	$160,482
Professional	85,869	97,141	271,257	294,174
Home office	15,531	20,561	47,887	65,326
Total	$150,799	$169,398	$463,204	$519,982

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Amortization:
Professional	$542,530	$610,273	$1,642,726	$1,820,554
Home office	452,128	389,732	860,334	530,948
Total	$994,658	$1,000,005	$2,503,060	$2,351,502
Operating income:
Real Estate	$6,147,887	$4,369,878	$15,000,048	$9,795,540
Professional	5,171,686	3,399,330	12,458,120	7,476,688
Home office - SGA	(4,851,051)	(3,945,853)	(13,934,822)	(11,260,247)
Home office - gain on contingent consideration	—	1,208,270	—	2,402,844
Total	$6,468,522	$5,031,625	$13,523,346	$8,414,825

Capital expenditures:
Real Estate	$46,674	$29,733	$99,952	$94,674
Professional	33,103	16,229	83,493	96,124
Home office	1,069,680	409,537	4,496,508	1,341,086
Total	$1,149,457	$455,499	$4,679,953	$1,531,884

	September 25, 2022	December 26, 2021
Total Assets:
Real Estate	$29,102,070	$20,753,085
Professional	97,665,361	92,782,442
Home office	22,496,710	20,347,059
Discontinued operations	—	14,411,380
Total	$149,264,141	$148,293,966

NOTE 15 - SUBSEQUENT EVENT

Dividend

On November 2, 2022, the Company's board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on November 21, 2022 to all shareholders of record as of the close of business on November 14, 2022.

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

Overview

We are a leading national provider of professional workforce solutions to a variety of industries through our various divisions in IT, Cyber, Finance & Accounting, and Real Estate (apartment communities and commercial buildings). We have continuing operations in two industry segments: Real Estate and Professional. We provide workforce solutions to client partners primarily within the United States of America, across 46 states and D.C.

On March 21, 2022, we completed the sale of substantially all our Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through their wholly-owned subsidiary, Sentech Engineering Services, Inc. We received approximately $30.3 million at the closing of the sale, and, subject to the terms of the Asset Purchase Agreement, will receive an additional $2 million on the first anniversary of the closing of the transaction. The sale transaction created a tax liability in Fiscal 2022 (as defined below) of $4.7 million. On October 18, 2022, we received the working capital adjustment. (See Note 4-Discontinued Operations, to our accompanying Unaudited Consolidated Financial Statements).

We have classified the related assets and liabilities associated with InStaff as discontinued operations in our Consolidated Balance Sheets. The results of InStaff business have been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented. The sale represents a strategic shift in our business that will have a major effect on our operations and financial results.

Our Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings currently in 36 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Our Real Estate segment operates through two divisions, BG Multifamily and BG Talent.

Our Professional segment provides specialized talent and business consultants on a nationwide basis for IT and finance, accounting, legal and human resource client partner projects. Our Professional segment operates through three divisions, IT Consulting, IT Infrastructure & Development, and Finance and Accounting under various trade names including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, and Momentum Solutionz.

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

As discussed in Note 2, in our Unaudited Consolidated Financial Statements, on August 18, 2022, we entered into an amendment to the Credit Agreement (as amended, the "Amended Credit Agreement") with BMO to temporarily increase the Revolving Facility to $60 million for a period of ninety days and change the interest rate component from LIBOR to the Secured Overnight Financing Rate ("SOFR").

Results of Operations

The following tables summarize key components of our results from continuing operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements. The Fiscal 2021 (as defined below) consolidated statement of operations and comprehensive income includes five weeks of Momentum operations.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(dollars in thousands)
Revenues	$78,508	$64,185	$221,139	$171,333
Cost of services	50,508	42,138	144,649	113,824
Gross profit	28,000	22,047	76,490	57,509
Selling, general and administrative expenses	20,386	17,054	60,001	48,626
Gain on contingent consideration	—	(1,208)	—	(2,403)
Depreciation and amortization	1,146	1,169	2,966	2,871
Operating income	6,468	5,032	13,523	8,415
Interest expense, net	(376)	(432)	(718)	(1,026)
Income from continuing operations before income taxes	6,092	4,600	12,805	7,389
Income tax expense from continuing operations	(1,440)	(893)	(2,961)	(1,344)
Income from continuing operations	4,652	3,707	9,844	6,045
Income from discontinued operations:
Income	—	1,164	1,235	3,331
Gain (loss) on sale	—	—	17,266	—
Income tax expense	—	(227)	(4,716)	(578)
Net income	$4,652	$4,644	$23,629	$8,798

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	64.3%	65.7%	65.4%	66.4%
Gross profit	35.7%	34.3%	34.6%	33.6%
Selling, general and administrative expenses	26.0%	26.6%	27.1%	28.4%
Gain on contingent consideration	—%	(1.9)%	—%	(1.4)%
Depreciation and amortization	1.5%	1.8%	1.3%	1.7%
Operating income	8.2%	7.8%	6.1%	4.9%
Interest expense, net	(0.5)%	(0.7)%	(0.3)%	(0.6)%
Income from continuing operations before income taxes	7.8%	7.2%	5.8%	4.3%
Income tax expense from continuing operations	(1.8)%	(1.4)%	(1.3)%	(0.8)%
Income from continuing operations	5.9%	5.8%	4.5%	3.5%

Thirteen Week Fiscal Period Ended September 25, 2022 (“Fiscal 2022”) Compared with Thirteen Week Fiscal Period Ended September 26, 2021 (“Fiscal 2021”)

Revenues:	Thirteen Weeks Ended
	September 25, 2022		September 26, 2021
	(dollars in thousands)
Revenues by segment:
Real Estate	$33,241	42.3%	$24,789	38.6%
Professional	45,267	57.7%	39,396	61.4%
Total Revenues	$78,508	100.0%	$64,185	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $8.4 million (34.1%). The increase was due to a 19.2% increase in billed hours and a 12.5% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $5.9 million (14.9%), primarily due to an increase of IT division revenues of $5.1 million, and a 22.8% increase in average bill rate, offset by a (6.4)% decrease in billed hours.

Gross Profit:
 Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 25, 2022		September 26, 2021
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$13,548	48.4%	$9,515	43.2%
Professional	14,452	51.6%	12,532	56.8%
Total Gross Profit	$28,000	100.0%	$22,047	100.0%

	Thirteen Weeks Ended
	September 25, 2022	September 26, 2021
Gross Profit Percentage by segment:
Real Estate	40.8%	38.4%
Professional	31.9%	31.8%
Company Gross Profit	35.7%	34.3%

Overall, our gross profit increased approximately $6.0 million (27.0%). As a percentage of revenue, gross profit has increased to 35.7% from 34.3%, primarily due to higher gross profits across all segments.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $4.0 million (42.4%) in line with the increase in revenue and a 19.5% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $2.0 million (15.3%) primarily due to growth in the IT division and a 23.2% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SGA") as a percent of revenue decreased 60 basis points to 26.0%. Total SGA expenses increased $3.3 million (19.5%), primarily due to additional compensation generated from increased overall gross profit. The components of selling, general and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	September 25, 2022		September 26, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$15,794	20.1%	$13,559	21.1%	$2,235	16.5%
Advertising and recruitment	485	0.6%	338	0.5%	147	43.5%
Occupancy and office operations	667	0.8%	787	1.2%	(120)	(15.2)%
Travel, meals and entertainment	279	0.4%	141	0.2%	138	97.9%
Software	1,566	2.0%	736	1.1%	830	112.8%
Liability insurance	244	0.3%	171	0.3%	73	42.7%
Professional fees	362	0.5%	349	0.5%	13	3.7%
Public company related costs	195	0.2%	182	0.3%	13	7.1%
Bad debt	83	0.1%	89	0.1%	(6)	(6.7)%
Share-based compensation	411	0.5%	406	0.6%	5	1.2%
Transaction Fees	6	—%	1	—%	5	500.0%
Other	295	0.4%	295	0.5%	—	—%
Total	$20,386	26.0%	$17,054	26.6%	$3,333	19.5%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2021, the Company recognized a $1.2 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges were flat due primarily due to increases from the information technology improvement project, offset by lower amortization related to the 2020 Edgerock and the 2019 LJK acquisitions.

Interest Expense, net: Interest expense, net decreased primarily due to the pay down of the balance on the existing Term Loan, partially offset by the higher average balance on the Revolving Facility.

Income Tax Expense: Income tax expense increased approximately $0.5 million (61.3%) primarily due to increased net income before taxes and a higher effective tax rate in Fiscal 2022, which were partially offset by the gain on contingent consideration in Fiscal 2021.

Thirty-nine Week Fiscal Period Ended September 25, 2022 (“Fiscal 2022”) Compared with Thirty-nine Week Fiscal Period Ended September 26, 2021 (“Fiscal 2021”)

Revenues:	Thirty-nine Weeks Ended
	September 25, 2022		September 26, 2021
	(dollars in thousands)
Revenues by segment:
Real Estate	$89,137	40.3%	$64,614	37.7%
Professional	132,002	59.7%	106,719	62.3%
Total Revenues	$221,139	100.0%	$171,333	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $24.5 million (38.0%). The increase was due to a 23.8% increase in billed hours and a 11.4% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $25.3 million (23.7%), primarily due to an increase in IT revenues of $19.6 million, a 11.9% increase in billed hours, and a 10.5% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 25, 2022		September 26, 2021
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$35,093	45.9%	$24,235	42.1%
Professional	41,397	54.1%	33,274	57.9%
Total Gross Profit	$76,490	100.0%	$57,509	100.0%

	Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021
Gross Profit Percentage by segment:
Real Estate	39.4%	37.5%
Professional	31.4%	31.2%
Company Gross Profit	34.6%	33.6%

Overall, our gross profit increased approximately $19.0 million (33.0%). As a percentage of revenue, gross profit has increased to 34.6% from 33.6%, primarily due to higher gross profits across all segments.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $10.9 million (44.8%) consistent with the increase in revenue and a 16.9% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $8.1 million (24.4%) primarily due to an increase in the IT division of $6.1 million and a 11.2% increase in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SGA") as a percent of revenue decreased 130 basis points to 27.1%. Total SGA expenses increased $11.4 million (23.4%), primarily due to additional compensation generated from increased overall gross profit, The components of selling, general and administrative expense are detailed in the following table:

	Thirty-nine Weeks Ended
	September 25, 2022		September 26, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$46,708	21.1%	$38,521	22.5%	$8,187	21.3%
Advertising and recruitment	1,455	0.7%	1,054	0.6%	401	38.0%
Occupancy and office operations	2,054	0.9%	2,384	1.4%	(330)	(13.8)%
Travel, meals and entertainment	706	0.3%	231	0.1%	475	205.6%
Software	4,202	1.9%	2,080	1.2%	2,122	102.0%
Liability insurance	730	0.3%	502	0.3%	227	45.2%
Professional fees	1,342	0.6%	1,584	0.9%	(242)	(15.3)%
Public company related costs	555	0.3%	558	0.3%	(3)	(0.5)%
Bad debt	216	0.1%	246	0.1%	(30)	(12.2)%
Share-based compensation	865	0.4%	842	0.5%	23	2.7%
Transaction Fees	6	—%	155	0.1%	(149)	(96.1)%
Worker's compensation loss retention return	(117)	(0.1)%	(348)	(0.2)%	231	(66.4)%
Other	1,280	0.6%	816	0.5%	465	57.0%
Total	$60,001	27.1%	$48,626	28.4%	$11,377	23.4%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2021, the Company recognized a $2.4 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.1 million (3.3%). The increase in depreciation and amortization is primarily due to the information technology improvement project, partially offset by lower amortization related to the 2020 Edgerock and the 2019 LJK acquisitions.

Interest Expense, net: Interest expense, net decreased approximately $0.3 million (30.0%) primarily due to the pay down of the balance on the existing Term Loan, partially offset by the higher average balance on the Revolving Facility.

Income Tax Expense: Income tax expense increased approximately $1.6 million (120.3%) primarily due to increased net income before taxes and a higher effective tax rate in Fiscal 2022. In Fiscal 2021, net income before taxes was reduced by the non-taxable gain on contingent consideration. Cash paid for taxes increased approximately $4.3 million primarily due to $4.7 million in taxes related to the sale of InStaff.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Trailing Twelve Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021	September 25, 2022
	(dollars in thousands)
Income from continuing operations	$4,652	$3,707	$9,844	$6,045	$14,165
Income tax expense from continuing operations	1,440	893	2,961	1,344	4,349
Interest expense, net	376	432	719	1,026	1,125
Operating income	6,468	5,032	13,524	8,415	19,639
CARES Act credit	—	—	—	—	(2,084)
Depreciation and amortization	1,146	1,169	2,965	2,871	3,792
Gain on contingent consideration	—	(1,208)	—	(2,403)	—
Share-based compensation	411	406	865	842	1,082
Transaction fees	6	1	6	155	21
Adjusted EBITDA from continuing operations	8,031	5,400	17,360	9,880	22,450
Adjusted EBITDA % of revenue	10.2%	8.4%	7.9%	5.8%	7.8%
Income from discontinued operations	—	1,164	1,235	3,331	2,475
Adjustments to discontinued operations	—	39	(249)	114	(220)
Adjusted EBITDA from discontinued operations, net of gain	—	1,203	986	3,445	2,255
Adjusted EBITDA, net of gain	$8,031	$6,603	$18,346	$13,325	$24,705

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our amended credit agreement with BMO Harris Bank, N.A. (“BMO”), that provides for a revolving credit facility maturing July 16, 2024 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends, and contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	September 25, 2022	December 26, 2021
	(dollars in thousands)
Working capital from continuing operations	$47,026	$25,851

	Thirty-nine Weeks Ended
	September 25, 2022	September 26, 2021
	(dollars in thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(5,557)	$(2,720)
Investing activities	25,633	(5,307)
Financing activities	(17,888)	2,986
Net change in cash and cash equivalents discontinued operations	(2,300)	5,041
Net change in cash and cash equivalents	$(112)	$—

Operating Activities

Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2022, net cash used in continuing operating activities was $5.6 million, an increase of $2.8 million compared with net cash used in continuing operating activities of $2.7 million for Fiscal 2021. This increase is primarily attributable to higher accounts receivable, disbursements on accrued payroll and expenses, and payments of deferred employer FICA for the CARES Act in other current liabilities, which were partially offset by lower deposits and income tax payments.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2022, we received $30.3 million in connection to the sale of InStaff and we made capital expenditures of $4.7 million mainly related to the IT roadmap and for software and computer equipment purchased in the ordinary course of business. In Fiscal 2021, we paid $3.8 million in connection with the Momentum acquisition and we made capital expenditures of $1.6 million mainly related to software and computer equipment purchased in the ordinary course of business and for the IT roadmap.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2022, we paid down $26.9 million on the Term Loan, as discussed below, we paid $4.7 million in cash dividends on our common stock, we paid $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $14.4 million on our Revolving Facility for increased working capital needs. For Fiscal 2021, we borrowed $7.7 million on our Revolving Facility for increased working capital needs and to fund the Momentum acquisition, paid $3.3 million in cash dividends on our common stock, and paid down $1.5 million on the Term Loan, as defined below.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, with BMO, as led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a Revolving Facility permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. We may from time to time, with a maximum of two, request an increase in the aggregate Term Loan commitment by $40 million, with minimum increases of $10 million. Our obligations under the Credit Agreement are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin through August 17, 2022 (as such terms are defined in the Credit Agreement). We also pay an unused commitment fee on the daily average unused amount of Revolving Facility and Term Loan.

As a precautionary measure during our Company-wide system implementation, on August 18, 2022, we entered into an amendment to the Credit Agreement (as amended, the "Amended Credit Agreement") with BMO to temporarily increase the Revolving Facility to $60 million for a period of ninety days and change the interest rate component from LIBOR to SOFR.

The Amended Credit Agreement contains customary affirmative and negative covenants. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Amended Credit Agreement. We were in compliance with these covenants as of September 25, 2022.

On February 8, 2021, we borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition. On March 21, 2022, we paid down the balance on the existing Term Loan and a portion of the Revolving Facility using the proceeds from the sale of InStaff (See Note 4 - Discontinued Operations, to our accompanying Unaudited Consolidated Financial Statements).

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of September 25, 2022, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

We have classified the related assets and liabilities associated with InStaff as discontinued operations in our Consolidated Balance Sheets. The results of InStaff business have been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented. The sale represents a strategic shift in our business that will have a major effect on our operations and financial results. See “Note 4 — Discontinued Operations” for additional information.

As a result of the economic uncertainty, we may need to make necessary changes to accounting policy judgments and estimates over time, which could result in meaningful impacts to our financial statements in future periods. Actual results and outcomes may differ from our estimates and assumptions.

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

Payment terms in our contracts vary by the type and location of our client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of September 25, 2022. There were no revenues recognized during the thirteen week period ended September 25, 2022 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. We did not recognize any contract impairments during the thirteen week period ended September 25, 2022.

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

Interest Rates

Our Revolving Facility is priced at a variable interest rates. Accordingly, future interest rate increases could potentially put us at risk for an adverse impact on future earnings and cash flows.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended September 25, 2022, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely. We are continually monitoring and assessing the impact of the ongoing situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 (our “2021 Form 10-K”), and filed with the SEC on March 10, 2022, and in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2021 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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
10.1*
First Amendment to the Credit Agreement, dated as of August 18, 2022, among BGSF, Inc., as borrower, the lenders party thereto, and BMO Harris Bank, National Association, as administrative agent and lender

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 2, 2022