Form 10-K
period 2023-01-01
BGSF, INC.
filed 2023-03-16
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 24, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $126,930,147 (based on the closing sale price of the Registrant's common stock on June 24, 2022 as reported on the NYSE).

As of March 15, 2023, there were 10,789,903 shares of the Registrant’s common stock outstanding.

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

Part I
ITEM 1. BUSINESS.

Overview and History

BGSF, Inc. (“BGSF,” “we,” or the “Company”) is a leading national provider of consulting, managed services, and professional workforce solutions with continuing operations that, along with its wholly owned subsidiaries, operate primarily within the U.S. in two industry segments Real Estate and Professional, with discontinued operations in the Light Industrial segment. We provide field talent to a variety of client partners that are seeking to match their workforce requirements to their business needs. Our client partners operate across a diverse set of industries.

We employ a diverse operating model, both from a skill set and a geographic standpoint, which we believe mitigates downside revenue risk.

Our workforce solutions consist of on-demand or short-term assignments, consulting services, managed services, and on-site management administration. Short-term workforce solutions assist employers in dealing with field talent demands caused by such factors as seasonality, fluctuations in client partner demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent field talent. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term workforce solutions allows companies to utilize a contingent approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

Our consulting workforce solutions place field talent with client partners for extended time-periods or for an indefinite time period. This type of arrangement may involve outsourcing an entire department in a large corporation or providing the workforce for a large project.

Managed services are a combination of both workforce solutions and fixed fee arrangements. Field talent is placed with the client partner and services are performed over a given period of time as determined with the client partner. Generally services are provided under a contractual agreement.

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

We commenced operations on October 17, 2007 and since 2009 have began an on-going growth and diversification initiative. Since 2010, we have acquired thirteen businesses:

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

•In December 2022, we acquired substantially all of the assets and assumed certain liabilities of Horn Solutions, Inc. and Horn Solutions, Dallas, LLC (collectively, “Horn Solutions”). Horn Solutions provides services to clients in a variety of industries including, but not limited to energy, financial services, healthcare, real estate and construction, service, manufacturing, and software industries. We continue to operate under the Horn Solutions trade names.

On March 21, 2022, we completed the sale to Sentech Engineering Services, Inc. of substantially all of the assets pertaining to our Light Industrial segment. The Light Industrial segment provided field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce and operated under the “InStaff” trade name.
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

We now operate across 46 states and D.C. We do not currently have any significant foreign operations.

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

The workforce solution industry is large and highly fragmented with approximately 25,000 competing companies, while only 186 firms exceeded $100 million in annual revenues during 2021 according to Staffing Industry Analysts (“SIA”). As of September 2022, SIA estimated the 2023 U.S. temporary service market will be an estimated $216.8 billion, which is up from an estimated $212.2 billion in 2022. Workforce solution providers compete both to recruit and retain a supply of field talent and to attract and retain client partners to use these workers. Client partner demand for workforce solutions is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The workforce solution industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

Our Operations

We have diversified our operations to provide field talent within distinct segments of the industry. We refer to our continuing operations as the Real Estate and Professional segments, and discontinuing operations as the Light Industrial segment.

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

Real Estate Segment

Our Real Estate segment is a leading provider of office and maintenance field talent to various apartment communities and commercial buildings. We currently operate in 36 states and D.C. The Real Estate segment utilizes Virtual Talent Acquisition Center (“TAC”) with team members located in various locations throughout the United States. All open field talent positions nationally are recruited from this TAC. The field talent we assign to our Real Estate client partners are our employees, although our client partners provide on-the-job direction, control and supervision.

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

Light Industrial Segment

The Light Industrial segment is reported in our financial statements as discontinued operations. See “Note 4 - Discontinued Operations” in our Consolidated Financial Statements for additional information.

Financial Information about Segments

Refer to Note 19 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

Financial Information about Geographic Areas

Refer to Notes 1 and 2 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

Our Client Partners

We currently provide workforce solutions to small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the industry, our engagements to provide workforce solutions to our client partners are generally of a non-exclusive, short-term nature and subject to termination by the client partner with little or no notice. No client partner accounted for more than 10% of our revenues in 2022, 2021, or 2020.

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

Growth Strategy
We are committed to growing our operations. We have grown from $35 million of Light Industrial revenue in 2009 to $298 million of revenue from continuing operations in 2022, by using a growth strategy reliant upon both acquisitions and organic growth.

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

We continue to invest in technology and process improvements, as necessary, to ensure that we are operating at optimal productivity and performance. In second quarter 2022, we completed the board of directors authorized three year plan to enhance our processes through the information technology improvement project. These workstreams included improvements to applications in front office, middle office, back office, modern workplace, IT infrastructure and project management.

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

Team Members

As of February 13, 2023, we employed approximately 540 team members working remotely or in our various market locations in the United States.

Field Talent

In addition to our team members, BGSF matches talent with our client partners. In 2022, we placed approximately 14,500 individuals in positions with our client partners. In significantly all of these instances, we remain the employer of record for substantially all of our talent working at our client partner locations. This means that we retain responsibility for all assignments, wages, benefits, workers’ compensation insurance, and the employers’ share of applicable payroll taxes as well as the administration of the team members' share of these taxes. We also offer our talent access to competitive health and benefit programs while they are working with us.

Compensation and Benefits

BGSF is committed to providing competitive, equitable and fiscally responsible total rewards programs to our team members. Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide team members with competitive compensation opportunities, with pay for performance opportunities that include a mix of base salary, commissions, short-term incentives and, in the case of our more senior team members, long-term equity awards. We believe that our programs provide fair and competitive opportunities that align team member and shareholder interests. In addition to cash and equity compensation, we also offer team members competitive benefits such as life and health (medical, dental and vision) insurance, paid time off including volunteer time off, wellness benefits, education/tuition reimbursement, a defined contribution retirement plan with BGSF matching contributions, and an Employee Stock Purchase Plan.

Diversity, Equity, and Inclusion

We are committed to fostering an inclusive and diverse workforce. Our responsibility commitment is overseen by executive leadership, along with board-level oversight led by our Nominating and Governance Committee. In September 2020, we formed a diversity, equity and inclusion council called Voices Inspiring Inclusion, Belonging, and Equity (“VIIBE”), which represents broad perspectives across our organization. VIIBE is chaired by our Vice President of Diversity and Development. In August 2022, we launched our first two team member resource groups: African American/Black Employees & Allies and Working Parents and Allies. Later in 2023, we expect to launch our third team member resource group, with the name to be determined. Our team member resource groups are designed to create a strong sense of belonging within our work culture, to provide awareness and gain collaborative support from allies, and to help drive equitable opportunities throughout our organization for all. The essential work of VIIBE has continued to align it's work with the development of foundational pillars of excellence that promote this philosophy. We are focused on how we source, recruit, develop, appreciate, and leverage perspectives and experiences of underrepresented talent. This focus will extend to our collaboration with client partners, selection of vendor partners, engagement in our communities and prioritization of overall work-life harmony. Our commitment to diversity, equity and inclusion does not sit with a singular individual, but with every team member at BGSF. BGSF leaders will continue to be provided additional inclusive-leadership growth opportunities, understanding the importance of mitigating biases, as an ongoing effort to shape our future talent pool selections, onboard new talent, and support future career trajectories.

As of October 14, 2022, we employed approximately 3,025 people, of which 14% were internal team members and 86% were field talent supporting our client partners across the country.

•Women represented 36% of all team members, and underrepresented minorities (“URMs”, defined as those who identify as Black/African American, Hispanic/Latinx, Native American/Alaska Native, Asian, Native Hawaiian/Pacific Islander and/or two or more races) represented 72% of our all of our reporting team members (3% of team members in contingent roles chose not to disclose this information);

•Women represented 62% of our internal team members and 57% of internal team members in managerial and leadership roles; and

•URMs represent 40% of our internal team members and 21% of internal team members in managerial and leadership roles identified as URMs.

Our focus is to ensure BGSF is cultivating equality and equity, while recognizing and celebrating our differences at work, in our homes, and out in the communities.

Community Involvement

We consider sustainability to be a guiding principle in strengthening the relationship with our workforce, vendor partners and client partners. Through our programs and initiatives, we seek to contribute to improving the quality of life of our team members, their families, as well as the communities in which they operate. Designed on the concept of social investment, our approach ensures the creation of future development capacities instead of aiding on isolated occasions. Supporting our communities has always been an important part of how we uphold our company values. To this end, we support volunteerism through two paid days so team members can serve their charity, cause or not-for-profit organization of choice. Our 2021 launch of Philanthropy Cloud, powered by Salesforce.org, improves the giving experience by connecting employees with their charity of choice. The platform also greatly enhances our transparency in impact reporting, tracking, and engagement. In 2022, “BG'ers” donated more than $38,500 to charity and served over 1,375 volunteer hours to support to support causes that are close to their hearts, as well as BGSF-organized volunteer projects. In 2022, BGSF served as the Presenting Sponsor of the State Fair of Texas’s Youth Agricultural Job Interview Contest, bringing together BG volunteers to facilitate the contest for high school students from across Texas competing for scholarship awards BGSF. The team also continued to support the Junior Achievement charity, furthering the organization’s mission to prepare students for successful futures by providing work-readiness, entrepreneurship, and financial literacy learning programs. In early 2023, BGSF created the Darrell Freeman Fellowship program which will educate and support students at Nashville State Community College who want to successfully enter the Information Technology field after graduation.

Team Engagement

As part of BGSF’s continued initiative to provide its team members with feedback opportunities, in 2022, we conducted several pulse surveys to understand team member needs and provide support. Survey results were analyzed and reviewed by our senior leadership, as well as shared with individual managers, who were then tasked with taking action based on their team members’ confidential feedback (both quantitative and qualitative). By paying close attention to the results, both at an aggregate enterprise level as well as at a department/business/workgroup level, we have been able to continue the enhancement of our culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of team member well-being and modernize our approach to foster a culture of continuous learning and feedback. In 2022, team members recognized our BGSF values through our “BIG Deal” platform by sending over 2,500 awards to their fellow team members.

Learning and Development

We emphasize team member development and learning as a priority for the organization. We believe learning and development are key elements to overall retention, engagement, and team member experience strategy. This direction is led by our Vice President of Diversity and Development. Our strategy is designed to empower team members to reach their full potential, and we provide a wide range of development programs, opportunities, and resources needed to be successful. As we continue to develop the BGSF University, our goal is to provide a variety of learning channels including instructor-led, facilitated custom workshops, leader-led, cohort and mentorships, self-paced, e-learning and a catalog of vendor-provided courses, videos, resources, and books. We are committed to the organization's overall health and providing career progression by providing individual development, readiness, and transition plans as a part of our talent review and succession planning process.

Intellectual Property

We own or have rights to various copyrights, trademarks, service marks, trade names and domain names used in our business, including, but not limited to, BGSF, BG Staffing, BG Staffing Group, BG Personnel Services, Extrinsic, American Partners, InStaff, BG Temporary Staffing, BG Multifamily, BG Talent, Triance, Donovan & Watkins, D&W Talent, Vision Technology Services, Zycron, Smart Resources, Accountable Search, L.J. Kushner & Associates, EdgeRock, EdgeRock Technology Partners, EdgeRock Technology Partners & Design, Momentum Solutionz, Creative Data Solutions, Horn Solutions, bgsf.com, bgstaffing.com, bgstaffinggroup.com, bgpersonnel.com, bgpersonnel.net, bgstaffing.net, bgcompanies.net, bgmail.com, ltnstaffing.com, milwaukeetemps.com, milwaukeetmepsinc.com, extrinsicllc.com, extrinsicgroup.com, extrinsicresources.com, jnastaffing.com, therightpeoplerightnow.com, rightpeoplerightnow.com, americanpartnersinc.com, instaff.com, donwat.com, vistechs.com, zycron.com, smartstaffing.com, accountablesearch.com, executiveassistantsearch.com, ljkushner.com, edgerock.com, edgerock.net, edgerockblue.com, edgerockcares.com, edgerockcares.net, edgerockconsultants.com, edgerockit.com, edgerockpartners.com, edgerockperm.com, edgerockred.com, edgerocksearch.com, edgerocksolutions.com, edgerockstaffing.com, edgerocktech.com, edgerocktech.net, edgerocktechnologies.com, etphome.com, joinedgerock.com, myedgerock.com, momentumsolutionz.com, and hornsolutions.net. In early 2023, the Board of Directors approved management's plan to rebrand as BGSF, eliminating various current trade names. We intend to complete this rebranding by the end of the second quarter of 2023.

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

Geographic revenue in excess of 10% of our consolidated revenue from continuing operations in fiscal year 2022 and the related percentage for fiscal years 2021 and 2020 was generated in the following areas:

	2022	2021	2020
Tennessee	10%	12%	16%
Texas	23%	23%	15%

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

 Our rebranding plan may take a significant amount of time and involve substantial costs and may not be favorably received by our client partners.

In early 2023, our board of directors approved our management’s plan to rebrand as BGSF, eliminating various current trade names. We intend to complete this rebranding by the end of the second quarter of 2023. We may incur substantial costs as a result of the rebranding and may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by certain of our brands. The failure of our rebranding initiative could adversely affect our ability to attract and retain client partners, which could cause us not to realize some or all of the anticipated benefits contemplated by the rebranding.

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

We require significant amounts of working capital to operate our business. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. In particular, we use working capital to pay expenses relating to our team members and field talent and to satisfy our workers’ compensation and tax liabilities. Generally, we pay our field talent on a weekly basis while we receive payments from our client partners 30 to 90 days after billing. As a result, we must maintain sufficient cash availability to pay team members and field talent and fund related payroll liabilities prior to receiving payment from client partners.

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

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets from continuing operations were $55.2 million and $47.6 million, respectively, at the end of fiscal year 2022. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our results of operations. For example, at the February, 2023 Board of Director's meeting, management's plan was approved to rebrand as BGSF, eliminating various current trade names. See “Note 8 - Intangible Assets” in our Consolidated Financial Statements included elsewhere in this report for additional information.

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

In the future we may issue additional securities up to our total authorized and unissued amounts, including shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. Moreover, the exercise of our existing outstanding stock options, which are exercisable for or convertible into shares of our common stock, would dilute our existing common stockholders.

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

We cannot be sure we will pay dividends in the future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

While we have declared and paid dividends for the prior thirty-three quarterly periods, we are limited in our ability to pay dividends by our credit agreement, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our home office is located at 5850 Granite Parkway, Suite 730, Plano, Texas 75024, and our telephone number is 972-692-2400. We lease our home office, which is approximately 6,200 square feet of space. We now operate across 46 states and D.C. We lease all of our offices, which are located throughout the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph compares, through January 1, 2023, the cumulative total return of the Company’s common stock, a peer group index of certain publicly traded workforce solutions companies, and the Russell 3000. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Periodically, we review companies within our peer group and decide if we need to make any changes. The peer group index represents the cumulative total return of BGSF and similar corporations providing field talent or permanent employment workforce solutions. Our peer group includes: GEE Group, Mastech Digital, Resources Connection, Inc., and Staffing 360 Solutions.

Market Information and Holders

Our common stock commenced listing on the NYSE on November 14, 2019 under the symbol “BGSF,” was listed on the NYSE American from October 27, 2014 to November 13, 2019 under the symbol “BGSF” and was quoted on the OTC Bulletin Board, or OTCBB, under the symbol “BGSF” from April 30, 2014 to October 27, 2014. Prior to the quotation of our common stock on the OTCBB, there was no public market for our common stock. The table below contains the market range of high and low prices for our common stock.

Quarter Ended:	High	Low
January 1, 2023	$15.49	$10.30
September 25, 2022	$13.33	$11.88
June 26, 2022	$13.62	$11.65
March 27, 2022	$15.10	$12.80
December 26, 2021	$15.65	$11.61
September 26, 2021	$13.99	$11.55
June 27, 2021	$14.77	$11.45
March 28, 2021	$16.91	$12.24

As of February 13, 2023, our common stock closing price was $15.69 per share.
As of February 13, 2023, there were approximately 3,402 holders of record of our common stock.

Dividends

The board of directors has declared and we have paid the following cash dividends during the fiscal years ended 2022, 2021, and 2020:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
January 30, 2020	February 10, 2020	February 18, 2020	$0.30	$3,092,771
May 7, 2020	May 20, 2020	May 27, 2020	$0.05	515,349
August 5, 2020	August 18, 2020	August 25, 2020	$0.05	515,349
November 5, 2020	November 16, 2020	November 23, 2020	$0.10	1,031,679
Total				$5,155,148

February 8, 2021	February 18, 2021	February 26, 2021	$0.10	$1,033,597
May 6, 2021	May 17, 2021	May 24, 2021	$0.10	1,034,334
August 5, 2021	August 16, 2021	August 23, 2021	$0.12	1,248,183
November 3, 2021	November 15, 2021	November 22, 2021	$0.12	1,251,025
Total				$4,567,139

February 3, 2022	February 14, 2022	February 22, 2022	$0.15	$1,564,649
April 27, 2022	May 17, 2022	May 24, 2022	$0.15	1,572,332
August 3, 2022	August 15, 2022	August 22, 2022	$0.15	1,574,992
November 2, 2022	November 14, 2022	November 21, 2022	$0.15	1,577,709
Total				$6,289,682

On February 13, 2023, the Company's board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on March 2, 2023 to all shareholders of record as of the close of business on February 23, 2023.

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

Equity Compensation Plans

The following equity compensation plan information is provided as of January 1, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
2013 Long-Term Incentive Plan	883,699	$15.81	129,268
2020 Employee Stock Purchase Plan	—	$0.00	158,718
Total	883,699	$15.81	287,986

A description of the equity compensation plan is incorporated by reference to Note 16 in the Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In December 2022, we issued 254,455 shares of common stock in a private placement for a value of $3.4 million, and a convertible two-year promissory note of $4.4 million with an annual interest rate of 6% that is convertible into common shares at any time after one year at a conversion price of $17.12 per share at the closing of the Horn Solutions acquisition.

The foregoing issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

During 2022, there were no stock repurchases. During 2021, we repurchased 610 shares of the Company's common stock at a cost of $8,442 and a weighted average price of $13.84 upon the vesting of restricted stock to satisfy statutory minimum tax withholding requirements.

Item 6. Selected Financial Data

The following tables set forth our summary consolidated historical financial data from continuing operations. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2022, 2021, and 2020 and the balance sheet data as of January 1, 2023 and December 26, 2021 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2019 and 2018 and the balance sheet data as of December 27, 2020, December 29, 2019, and December 31, 2018 set forth below were derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
	January 1, 2023	December 26, 2021	December 27, 2020	December 29, 2019	December 31, 2018
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$298,422	$239,027	$207,125	$219,764	$206,174
Gross profit	$103,548	$80,941	$66,040	$69,826	$64,520
Selling, general and administrative expenses	$83,211	$65,115	$55,244	$50,222	$44,787
Gain on contingent consideration	$—	$(2,403)	$(76)	$—	$(3,775)
Impairment losses	$—	$—	$7,240	$—	$—
Depreciation and amortization	$4,054	$3,698	$4,861	$4,718	$4,833
Operating income (loss)	$16,283	$14,531	$(1,229)	$14,886	$18,675
Loss on extinguishment of debt	$—	$—	$—	$541	$—
Interest expense, net	$1,363	$1,433	$1,584	$1,569	$2,850
Income (loss) from continuing operations before income taxes	$14,920	$13,098	$(2,813)	$12,776	$15,825
Income tax expense (benefit) from continuing operations	$3,659	$2,640	$(741)	$3,135	$2,855
Income (loss) from continuing operations	$11,261	$10,458	$(2,072)	$9,641	$12,970
Income from discontinued operations, net of tax	$14,100	$3,651	$3,513	$3,606	$4,579
Net income	$25,361	$14,109	$1,441	$13,247	$17,549

Basic income (loss) per share:
Continuing operations	$1.08	$1.01	$(0.20)	$0.94	$1.35
Income from discontinued operations:
Income	0.12	0.44	0.46	0.46	0.58
Gain on Sale	1.69	—	—	—	—
Income tax expense	(0.46)	(0.09)	(0.12)	(0.11)	(0.10)
Net income per share – basic	$2.43	$1.36	$0.14	$1.29	$1.83

Diluted income (loss) per share:
Continuing operations	$1.07	$1.00	$(0.20)	$0.93	$1.32
Income from discontinued operations:
Income	0.12	0.44	0.46	0.46	0.57
Gain on Sale	1.69	—	—	—	—
Income tax expense	(0.46)	(0.09)	(0.12)	(0.11)	(0.10)
Net income per share – diluted	$2.42	$1.35	$0.14	$1.28	$1.79

Weighted average shares outstanding – basic	10,427	10,367	10,312	10,239	9,577
Weighted average shares outstanding – diluted	10,473	10,417	10,338	10,351	9,808

Other Financial Data:
Adjusted EBITDA from continuing operations (1)	$21,693	$14,970	$12,197	$21,609	$21,256
Cash dividends declared per common share	$0.60	$0.44	$0.50	$1.20	$1.15

Balance Sheet Data from Continuing Operations:
Working capital	$47,955	$25,851	$17,960	$20,532	$13,079
Total assets	$194,673	$148,294	$130,278	$100,378	$84,316
Total outstanding borrowings, net	$66,670	$39,450	$34,634	$27,494	$20,089
Total other long-term liabilities	$3,059	$7,240	$14,224	$6,068	$654
Stockholders’ equity	$100,737	$76,592	$65,458	$68,457	$65,702
(1)We present Adjusted EBITDA (defined below), a measure that are not in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”), in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measures and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under accounting principles generally accepted in the United States of America (“GAAP”) can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreement are based on EBITDA as defined in the credit agreement.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, impairment losses, transaction fees, and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts, and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The use of Adjusted EBITDA has limitations as analytical tool, and you should not consider this performance measure in isolation from, or as an alternative to, GAAP measures such as net income. Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise, and is not an alternative to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Fiscal Years Ended
	January 1, 2023	December 26, 2021	December 27, 2020	December 29, 2019	December 31, 2018
	(dollars in thousands)
Net income (loss) from continuing operations	$11,261	$10,458	$(2,072)	$9,641	$12,970
Income tax expense (benefit) from continuing operations(1)	3,659	2,640	(741)	3,135	2,855
Interest expense, net	1,363	1,433	1,584	1,569	2,850
Loss on extinguishment of debt	—	—	—	541	—
Operating income (loss)	16,283	14,531	(1,229)	14,886	18,675
Depreciation and amortization	4,054	3,698	4,861	4,718	4,833
Gain on contingent consideration	—	(2,403)	(76)	—	(3,775)
Impairment losses(2)	—	—	7,240	—	—
CARES Act credit	—	(2,084)	—	—	—
Share-based compensation	1,085	1,058	786	850	1,015
Transaction fees	271	170	615	434	508
Adjusted EBITDA from continuing operations	21,693	14,970	12,197	20,888	21,256
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

Company Overview

We provide workforce solutions to our client partners in a variety of industries through our various divisions in IT, Cyber, Finance & Accounting, Managed Services, and Real Estate (apartment communities and commercial buildings) and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015, VTS in October 2015, Zycron in April 2017, Smart in September 2017, and LJK in December 2019, 100% of the equity of EdgeRock in February 2020, Momentum Solutionz in February 2021, and substantially all of the assets of Horn Solutions in 2022. We have continuing operations in two industry segments Real Estate and Professional, and discontinued operations in the Light Industrial segment. We primarily operate within the United States of America across 46 states and D.C.

On March 21, 2022, we sold substantially all of the assets and certain liabilities of InStaff to Sentech Engineering Services, Inc. (“Sentech”) for a sale price of approximately $30.3 million cash at closing and an additional $2 million one year following the date of the acquisition. The sale resulted in a pre-tax gain on sale of discontinued operations of $17.3 million. The Light Industrial segment provided field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce out of 11 locations and 13 on-sites in 11 states.

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

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 36 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Real Estate segment currently operates through two divisions, BG Multifamily and BG Talent.

The Professional segment provides specialized talent and business consultants on a nationwide basis for information technology (“IT”), managed services, finance, accounting, legal and human resource client partner projects. The Professional segment currently operates through three divisions, IT Consulting, Managed Services, and Finance and Accounting under various trade names including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, Momentum Solutionz, and Horn Solutions.

Results of Operations

The following tables summarize key components of our results from continuing operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements. We believe that the financial results of 2022 were not materially impacted by the additional week.

	Fiscal Year Ended
	January 1, 2023	December 26, 2021	December 27, 2020
	(dollars in thousands)
Revenues	$298,422	$239,027	$207,125
Cost of services	194,874	158,086	141,085
Gross Profit	103,548	80,941	66,040
Selling, general and administrative expenses	83,211	65,115	55,244
Gain on contingent consideration	—	(2,403)	(76)
Impairment losses	—	—	7,240
Depreciation and amortization	4,054	3,698	4,861
Operating income (loss)	16,283	14,531	(1,229)
Interest expense, net	(1,363)	(1,433)	(1,584)
Income (loss) from continuing operations before income taxes	14,920	13,098	(2,813)
Income tax (expense) benefit from continuing operations	(3,659)	(2,640)	741
Income (loss) from continuing operations	11,261	10,458	(2,072)
Income from discontinued operations:
Income	1,235	4,570	4,767
Gain on sale	17,675	—	—
Income tax expense	(4,810)	(919)	(1,254)
Net income	$25,361	$14,109	$1,441

	Fiscal Year Ended
	January 1, 2023	December 26, 2021	December 27, 2020
Revenues	100.0%	100.0%	100.0%
Cost of services	65.3	66.1	68.1
Gross Profit	34.7	33.9	31.9
Selling, general and administrative expenses	27.8	27.2	26.7
Gain on contingent consideration	—	(1.0)	—
Impairment losses	—	—	3.5
Depreciation and amortization	1.4	1.5	2.3
Operating income (loss)	5.5	6.1	(0.6)
Interest expense, net	(0.5)	(0.6)	(0.8)
Income (loss) from continuing operations before income taxes	5.0	5.5	(1.4)
Income tax (expense) benefit from continuing operations	(1.2)	(1.1)	0.4
Income (loss) from continuing operations	3.8%	4.4%	(1.0)%

Fifty-three Week Fiscal Year Ended January 1, 2023 (Fiscal 2022) Compared with Fifty-two Week Fiscal Year Ended December 26, 2021 (Fiscal 2021)

Revenues:

	Fiscal Year Ended
	January 1, 2023		December 26, 2021
	(dollars in thousands)
Revenues by Segment:
Real Estate	$121,093	40.6%	$92,018	38.5%
Professional	177,329	59.4%	147,009	61.5%
Total Revenues	$298,422	100.0%	$239,027	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $29.1 million (31.6%). The increase was due to a 18.6% increase in billed hours, and a 11.0% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $30.3 million (20.6%), primarily due to growth in the IT division of $27.6 million, and the 2022 Horn Solutions acquisition which contributed $1.4 million of new revenues, while Managed Services increased $3.9 million or 110.1%. Billed hours increased 7.9% coupled with an 11.8% increase in average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	January 1, 2023		December 26, 2021
	(dollars in thousands)
Gross Profit by Segment:
Real Estate	$47,695	46.1%	$34,969	43.2%
Professional	55,853	53.9%	45,972	56.8%
Total Gross Profit	$103,548	100.0%	$80,941	100.0%

	Fiscal Year Ended
Gross Profit Percentage by Segment:	January 1, 2023	December 26, 2021

Real Estate	39.4%	38.0%
Professional	31.5%	31.3%
Company Gross Profit Percentage	34.7%	33.9%

Overall, our gross profit increased approximately $22.6 million (27.9%). As a percentage of revenue, gross profit has increased to 34.7% from 33.9%, primarily due to higher gross profits across all our segments.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $12.7 million (36.4%) consistent with the increase in revenue, and an 15.0% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $9.9 million (21.5%) consistent with an increase in revenue, the Horn Solutions acquisition which provided gross profit of $0.6 million, and an overall increase of 12.6% in average spread.

Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SGA") as a percent of revenue increased 70 basis points to 27.9%. Total SGA increased $18.1 million (27.8%), primarily due to additional compensation generated from increased overall gross profit and the Horn Solutions acquisition, which were partially offset by the CARES ACT credit in 2021. The components of SGA expense are detailed in the following table:

	Fiscal Year Ended
	January 1, 2023		December 26, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$64,782	21.7%	$53,332	22.5%	$11,450	21.5%
Advertising and recruitment	1,987	0.7%	1,379	0.6%	608	44.1%
Occupancy and office operations	2,773	0.9%	3,128	1.3%	(355)	(11.3)%
Travel, meals and entertainment	1,044	0.3%	389	0.2%	655	168.4%
Software	5,751	1.9%	2,538	1.2%	3,213	126.6%
Liability insurance	991	0.3%	740	0.3%	251	33.9%
Professional fees	1,647	0.6%	1,111	0.8%	536	48.2%
Public company related costs	734	0.2%	727	0.3%	7	1.0%
Bad debt	315	0.1%	145	0.1%	170	117.2%
Share-based compensation	1,085	0.4%	1,058	0.4%	27	2.6%
Transaction fees	271	0.1%	170	0.1%	101	59.4%
Workers' compensation loss retention return	(117)	—%	(348)	(0.1)%	231	(66.4)%
CARES Act credit	—	—%	(2,083)	(0.9)%	2,083	—%
Other	1,948	0.7%	2,829	0.5%	(881)	(31.1)%
Total	$83,211	27.9%	$65,115	27.2%	$18,096	27.8%

Gain on contingent consideration: There were no contingent gains in Fiscal 2022. As a result of the certain business developments in Fiscal 2021, the Company recognized a $2.4 million gain on contingent consideration related to the 2019 LJK acquisition.

Depreciation and Amortization: Depreciation and amortization charges increased $0.4 million (9.6%) primarily due to increases from the information technology improvement project and the Horn Solutions acquisition, which were offset by lower amortization related to the 2020 Edgerock and the 2019 LJK acquisitions.

Interest Expense, net: Interest expense, net decreased $0.1 million (4.9%) primarily due to the pay down of the balance on the Term Loan in March 2022, which was partially offset by the New Term Loan starting in December 2022 and the higher average balance on the Revolving Facility.

Income Taxes: Income tax expense increased $1.0 million primarily due to higher pre-tax 2022 income and a higher effective tax rate in Fiscal 2022, offset by a higher Work Opportunity Tax Credit in 2021.

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

Professional Revenues: Professional revenues increased approximately $8.6 million (6.2%), primarily due to the 2020 EdgeRock acquisition which contributed fifty-two weeks of revenue in Fiscal 2021 vs. forty-seven weeks in Fiscal 2020, the 2021 Momentum acquisition which contributed $3.5 million of new revenues, an increase in permanent placements revenue of $1.2 million, and billed hours increased 5.5%. These increases were partially offset by a decrease in the IT division of approximately $11.6 million in revenue and a decrease of 0.2% in average bill rate.

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

Professional Gross Profit: Professional gross profit increased approximately $5.8 million (14.3%) from the 2020 EdgeRock acquisition which contributed fifty-two weeks of gross profit in Fiscal 2021 vs. forty-seven weeks in Fiscal 2020, the Momentum acquisition which provided gross profit of $1.7 million, and an overall increase of 1.4% in average spread. These increases were partially offset by a decrease in the IT division of approximately $2.4 million in gross profit.

Selling, General and Administrative Expenses: SGA expenses increased approximately $9.9 million (17.9%), primarily due to additional compensation generated from increased overall gross profit, from the EdgeRock acquisition with fifty-two weeks in Fiscal 2021 vs. forty-seven weeks in Fiscal 2020, and the Momentum acquisition. The components of SGA expense are detailed in the following table:

	Fiscal Year Ended
	December 26, 2021		December 27, 2020
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$53,332	22.5%	$41,563	20.0%	$11,769	28.3%
Advertising and recruitment	1,379	0.6%	1,552	1.0%	(173)	(11.1)%
Occupancy and office operations	3,128	1.3%	3,456	2.0%	(328)	(9.5)%
Travel, meals and entertainment	389	0.2%	321	—%	68	21.2%
Software	2,538	1.2%	2,044	1.0%	494	24.2%
Liability insurance	740	0.3%	584	—%	156	26.7%
Professional fees	1,111	0.8%	1,143	1.0%	(32)	(2.8)%
Public company related costs	727	0.3%	691	—%	36	5.2%
Bad debt	145	0.1%	344	—%	(199)	(57.8)%
Share-based compensation	1,058	0.4%	786	—%	272	34.6%
Transaction fees	170	0.1%	615	—%	(445)	(72.4)%
Workers' compensation loss retention return	(348)	(0.1)%	(464)	—%	116	(25.0)%
CARES Act credit	(2,083)	(0.9)%	—	—%	(2,083)	—%
Other	2,829	0.5%	2,609	1.0%	220	8.4%
Total	$65,115	27.2%	$55,244	27.0%	$9,871	17.9%

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

Our primary sources of liquidity are cash generated from operations and borrowings under our credit agreement lead by BMO Harris Bank, N.A. (“BMO”), that provides for a revolving credit facility maturing July 16, 2024 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 1, 2023	December 26, 2021	December 27, 2020
	(dollars in thousands)
Working capital from continuing operations	$47,955	$25,851	$17,960

Net cash provided by (used in) continuing operations:
Operating activities	$(3,300)	$1,358	$19,680
Investing activities	(8,898)	(6,990)	(24,078)
Financing activities	15,934	473	1,890
Net change in cash and cash equivalents discontinued operations	(3,848)	5,271	2,508
Net change in cash and cash equivalents	$(112)	$112	$—

Operating Activities

Cash used in by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense on contingent consideration payable, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2022, net cash used in continuing operating activities was $3.3 million, a decrease of $4.7 million compared with $1.4 million net cash provided by continuing operating activities for Fiscal 2021. This decrease is primarily attributable to field talent and team member compensation disbursements including bonuses, commissions, and related taxes for services rendered in accrued payroll and expenses, and payments of deferred employer FICA for the CARES Act in other current liabilities.

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

During Fiscal 2020, net cash provided by continuing operating activities was $19.7 million, primarily attributable to the non-cash impact of intangible impairment losses, additional other long-term liabilities that includes the deferred employer FICA, and payments on accounts receivable, additional income taxes payable.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired, cash received for businesses sold, and capital expenditures.

In Fiscal 2022, we received $30.7 million in connection with the sale of InStaff, we paid $33.9 million in connection with the Horn Solutions acquisition, and we made capital expenditures of $5.7 million mainly related to the the information technology improvement project and for software and computer equipment purchased in the ordinary course of business. In Fiscal 2021, we paid $3.8 million in connection with the Momentum acquisition and we made capital expenditures of $3.2 million mainly related to the information technology improvement project and for software and computer equipment purchased in the ordinary course of business. In Fiscal 2020, we paid net $22.0 million in connection with the 2020 EdgeRock and 2019 LJK acquisitions and we made capital expenditures of $2.1 million mainly related to the the information technology improvement project and for software and computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends, and contingent consideration paid.

For Fiscal 2022, we received $40.0 million on the issuance of the New Term Loan, we paid down $26.9 million on the Term Loan, as discussed below, we paid $6.3 million in cash dividends on our common stock, we paid $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $9.8 million on our Revolving Facility for increased working capital needs.

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

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for the Revolving Facility permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. We also had the option to request an increase in in the aggregate Term Loan by $40 million, which was done in connection with the Horn Solutions acquisition. The Credit Agreement bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin through August 17, 2022 (as such terms are defined in the Credit Agreement). We pay an unused commitment fee on the daily average unused amount of Revolving Facility.

On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition.

On March 21, 2022, the Company paid down the balance on the existing Term Loan and a portion of the Revolving Facility using the proceeds from the sale of InStaff (See “Note 4 - Discontinued Operations”).

On August 18, 2022, the Company entered into an amendment to the Credit Agreement (as amended, the “Amended Credit Agreement”) with BMO to temporarily increase the Revolving Facility to $60 million for a period of ninety days and change the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

In connection with the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”), we borrowed $40 million, as noted above, pursuant to a second amendment to the credit agreement (“Second Credit Amendment”). Our obligations under the Second Credit Amendment are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Second Credit Amendment bears interest either at the Base Rate plus the Applicable Margin or Adjusted Term SOFR plus the Applicable Margin (as such terms are defined in the Second Credit Amendment), with 2.5% of the original principal balance of the New Term Loan payable on the last business day of each quarter, beginning on March 31, 2023.

The Second Credit Amendment contains customary affirmative and negative covenants. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Second Credit Amendment. We were in compliance with these covenants as of January 1, 2023.

Contractual Obligations

The following table summarizes our cash contractual obligations as of January 1, 2023.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$62,562	$4,000	$58,562	$—	$—
Contingent consideration	1,110	1,110	—	—	—
Convertible note	4,368	—	4,368	—	—
Operating lease obligations	5,336	2,043	2,344	781	168
Contractual cash obligations	$73,376	$7,153	$65,274	$781	$168

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of January 1, 2023, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

Critical Accounting Policies and Estimates

We have identified the policies listed below as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Revenue Recognition

We derive our revenues from continuing operations in Real Estate and Professional segments. We provide workforce solutions and placement services. Revenues are recognized when promised workforce solutions are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We recognize revenue through the following types of services: workforce solutions, contingent placements, retained search placements and managed services.

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

Interest Rates

A portion of our Revolving Facility and New Term Loan are priced at variable interest rates. Accordingly, future interest rate increases could potentially put us at risk for an adverse impact on future earnings and cash flows.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BGSF, Inc., and its subsidiaries (the “Company”) as of January 1, 2023 and December 26, 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2023 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Horn Solutions, Inc. – Fair Value of Intangible Assets

Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company acquired substantially all of the assets and assumed certain liabilities of Horn Solutions, Inc., (“Horn”) for a purchase price of $42.7 million in cash, common stock and a two-year convertible promissory note. The acquisition of Horn resulted in a total of $13.9 million of intangible assets, which are comprised primarily of client partner lists. The determination of fair value for the client partner lists required management to make estimates of discounted future cash flows and included their subjective assumptions of the appropriate discount rate, the growth of revenue, and rate of attrition for the related customers.

We identified the fair value of the intangible assets acquired in the Horn business combination to be a critical audit matter due to the significant judgments made by management to estimate their fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of discount and customer attrition rates, as well as forecasts of future revenues and cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the discount rates, and forecasts of future revenues and cash flows used by management to estimate the fair value of both the intangible assets acquired in the Horn business combination included the following, among others:

•We tested the effectiveness of controls over management’s Horn purchase price allocation, including those over the determination of the fair value of intangible assets, such as controls related to management’s selection of discount rates, client attrition rate, and forecasts of future revenues and cash flows.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (i) valuation methodology, (ii) discount rates, (iii) client attrition rate, and (iv) future revenue and growth rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•We evaluated management’s ability to accurately forecast future revenues and cash flows by considering the past financial performance of Horn and current economic factors.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
March 15, 2023

BGSF, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	January 1, 2023	December 26, 2021
ASSETS
Current assets
Cash and cash equivalents	$—	$112,104
Accounts receivable (net of allowance for credit losses of $557,605 for 2022 and $448,622 for 2021)	66,284,929	48,132,896
Prepaid expenses	2,417,652	2,345,948
Other current assets	7,459,195	2,381,197
Current assets of discontinued operations	—	7,198,104
Total current assets	76,161,776	60,170,249

Property and equipment, net	2,081,115	4,331,052
Other assets
Deposits	2,616,277	4,106,622
Other assets	4,411,368	1,283,629
Deferred income taxes, net	2,195,684	4,548,285
Right-of-use asset - operating leases	4,461,633	3,914,060
Intangible assets, net	47,552,411	33,584,910
Goodwill	55,192,901	29,141,883
Noncurrent assets of discontinued operations	—	7,213,276
Total other assets	116,430,274	83,792,665
Total assets	$194,673,165	$148,293,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$4,000,000	$3,562,500
Accrued interest	273,267	102,304
Accounts payable	586,816	401,175
Accrued payroll and expenses	19,170,794	16,153,920
Contingent consideration, current portion	1,081,060	1,073,901
Lease liability, current portion	1,841,638	1,896,253
Other current liabilities	1,000,000	3,549,785
Income taxes payable	253,351	381,806
Current liabilities of discontinued operations	—	1,262,056
Total current liabilities	28,206,926	28,383,700

Line of credit (net of deferred finance fees of $259,469 and $193,264 for 2022 and 2021, respectively)	22,302,423	12,587,591
Long-term debt, less current portion	36,000,000	23,300,000
Convertible note	4,368,000	—
Contingent consideration, less current portion	—	989,608
Lease liability, less current portion	3,049,043	2,685,270
Other long-term liabilities	10,240	3,565,218
Noncurrent liabilities of discontinued operations	—	190,395
Total liabilities	93,936,632	71,701,782

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,772,515 and 10,425,210 shares issued and outstanding for 2022 and 2021, respectively, net of treasury stock, at cost, 1,845 shares for 2022 and 2021, respectively	69,833	66,360
Additional paid in capital	67,003,422	61,875,406
Retained earnings	33,663,278	14,592,087
Accumulated other comprehensive income	—	58,331
Total stockholders’ equity	100,736,533	76,592,184
Total liabilities and stockholders’ equity	$194,673,165	$148,293,966
The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years ended January 1, 2023, December 26, 2021 and December 27, 2020

	2022	2021	2020
Revenues	$298,421,828	$239,027,177	$207,125,480
Cost of services	194,874,358	158,086,274	141,086,046
Gross profit	103,547,470	80,940,903	66,039,434
Selling, general and administrative expenses	83,211,263	65,115,223	55,244,147
Gain on contingent consideration	—	(2,402,844)	(76,102)
Impairment losses	—	—	7,239,514
Depreciation and amortization	4,053,258	3,698,329	4,860,788
Operating income (loss)	16,282,949	14,530,195	(1,228,913)
Interest expense, net	(1,362,683)	(1,432,733)	(1,583,630)
Income (loss) from continuing operations before income taxes	14,920,266	13,097,462	(2,812,543)
Income tax (expense) benefit from continuing operations	(3,659,071)	(2,639,587)	740,656
Income (loss) from continuing operations	11,261,195	10,457,875	(2,071,887)
Income from discontinued operations:
Income	1,234,996	4,570,216	4,767,103
Gain on sale	17,675,044	—	—
Income tax expense	(4,810,362)	(918,613)	(1,253,748)
Net income	$25,360,873	$14,109,478	$1,441,468

Change in unrealized losses (gains) on cash flow hedges	58,331	(181,205)	122,874
Other comprehensive (gain) loss	58,331	(181,205)	122,874
Net comprehensive income	$25,302,542	$14,290,683	$1,318,594

Net income per share - basic:
Net Income from continuing operations	$1.08	$1.01	$(0.20)
Net income from discontinued operations:
Income	0.12	0.44	0.46
Gain on sale	1.69	—	—
Income tax expense	(0.46)	(0.09)	(0.12)
Net income per share - basic	$2.43	$1.36	$0.14

Net income per share - diluted:
Net Income from continuing operations	$1.07	$1.00	$(0.20)
Net income from discontinued operations:
Income	0.12	0.44	0.46
Gain on sale	1.69	—	—
Income tax expense	(0.46)	(0.09)	(0.12)
Net income per share - diluted	$2.42	$1.35	$0.14

Weighted average shares outstanding:
Basic	10,426,821	10,367,054	10,311,606
Diluted	10,472,845	10,416,610	10,338,029

Cash dividends declared per common share	$0.60	$0.44	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended January 1, 2023, December 26, 2021 and December 27, 2020

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 29, 2019	—	10,309,236	$103,093	$(27,318)	$59,617,787	$8,763,428	—	$68,456,990
Share-based compensation from continuing operations	—	—	—	—	785,723	—	—	785,723
Share-based compensation from discontinued operations	—	—	—	—	63,725	—	—	63,725
Issuance of restricted shares, net of 231 shares of treasury stock	—	19,143	191	(2,132)	(191)	—	—	(2,132)
Share issuance costs	—	—	—	—	(10,000)	—	—	(10,000)
Cash dividends declared	—	—	—	—	—	(5,155,148)	—	(5,155,148)
Net income	—	—	—	—	—	1,441,468	—	1,441,468
Other comprehensive loss	—	—	—	—	—	—	(122,874)	(122,874)
Stockholders’ equity, December 27, 2020	—	10,328,379	103,284	(29,450)	60,457,044	5,049,748	(122,874)	65,457,752
Share-based compensation from continuing operations	—	—	—	—	1,058,096	—	—	1,058,096
Share-based compensation from discontinued operations	—	—	—	—	53,550	—	—	53,550
Issuance of shares, net of offering costs	—	—	—	—	(40,058)	—	—	(40,058)
Issuance of restricted shares, net of 610 shares of treasury stock	—	64,092	640	(8,442)	(640)	—	—	(8,442)
Issuance of ESPP shares	—	31,776	318	—	340,133	—	—	340,451
Exercise of common stock shares	—	963	10	—	7,281	—	—	7,291
Cash dividends declared	—	—	—	—	—	(4,567,139)	—	(4,567,139)
Net income	—	—	—	—	—	14,109,478	—	14,109,478
Other comprehensive gain	—	—	—	—	—	—	181,205	181,205
Stockholders’ equity, December 26, 2021	—	10,425,210	$104,252	$(37,892)	$61,875,406	$14,592,087	$58,331	$76,592,184

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
Years ended January 1, 2023, December 26, 2021 and December 27, 2020

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 26, 2021	—	10,425,210	$104,252	$(37,892)	$61,875,406	$14,592,087	$58,331	$76,592,184
Share-based compensation from continuing operations	—	—	—	—	1,084,638	—	—	1,084,638
Share-based compensation from discontinued operations	—	—	—	—	7,697	—	—	7,697
Transaction fees related sale of discontinued operations	—	—	—	—	35,093	—	—	35,093
Issuance of shares	—	254,455	2,545	—	3,337,545	—	—	3,340,090
Issuance of restricted shares	—	32,344	323	—	(323)	—	—	—
Issuance of ESPP shares	—	59,506	594	—	653,655	—	—	654,249
Exercise of common stock shares	—	1,000	11	—	9,711	—	—	9,722
Cash dividends declared	—	—	—	—	—	(6,289,682)	—	(6,289,682)
Net income	—	—	—	—	—	25,360,873	—	25,360,873
Other comprehensive loss	—	—	—	—	—	—	(58,331)	(58,331)
Stockholders’ equity, January 1, 2023	—	10,772,515	$107,725	$(37,892)	$67,003,422	$33,663,278	$—	$100,736,533

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended January 1, 2023, December 26, 2021 and December 27, 2020

	2022	2021	2020
Cash flows from operating activities
Net income	$25,360,873	$14,109,478	$1,441,468
(Income) from discontinued operations	(1,234,996)	(4,570,216)	(4,767,103)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	597,382	685,546	757,038
Amortization	3,455,876	3,012,783	4,103,750
Impairment losses	—	—	7,239,514
CARES Act credit	—	(2,368,049)	—
Gain on sale of discontinued operations	(17,675,044)	—	—
Loss on disposal of property and equipment	6,018	8,347	—
Contingent consideration adjustment	—	(2,402,843)	(76,102)
Amortization of deferred financing fees	171,693	74,812	83,052
Interest expense on contingent consideration payable	127,550	251,705	189,650
Provision for credit losses	315,036	221,240	349,362
Share-based compensation	1,084,638	1,058,096	785,723
Deferred income taxes, net of acquired deferred tax liability	2,352,601	1,279,388	(2,413,019)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,792,950)	(15,177,999)	5,025,576
Prepaid expenses and other current assets	(866,424)	(200,504)	(855,112)
Deposits	1,503,096	(126,404)	(208,979)
Other assets	660,512	319,178	(916,123)
Accrued interest	170,963	24,170	5,107
Accounts payable	(227,755)	156,054	(279,326)
Accrued payroll and expenses	1,632,623	5,730,002	(1,342,377)
Other current liabilities	(4,549,549)	18,977	(16,565)
Income taxes receivable and payable	(1,201,701)	(560,697)	3,128,729
Operating leases	(127,416)	(106,871)	212,663
Other long-term liabilities	(63,398)	(78,311)	7,232,667
Net cash (used in) provided by continuing operating activities	(3,300,372)	1,357,882	19,679,593
Net cash (used in) provided by discontinued operating activities	(3,821,951)	5,305,572	2,577,357
Net cash (used in) provided by operating activities	(7,122,323)	6,663,454	22,256,950

Cash flows from investing activities
Businesses acquired, net of cash received	(33,940,000)	(3,791,210)	(22,002,109)
Business sold	30,722,233	—	—
Capital expenditures	(5,680,277)	(3,203,909)	(2,076,216)
Proceeds from sale of property and equipment	—	5,158	—
Net cash used in continuing investing activities	(8,898,044)	(6,989,961)	(24,078,325)
Net cash used in discontinued investing activities	(25,755)	(34,505)	(68,730)
Net cash used in investing activities	(8,923,799)	(7,024,466)	(24,147,055)

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended January 1, 2023, December 26, 2021 and December 27, 2020

	2022	2021	2020
Cash flows from financing activities
Net borrowings (payments) under line of credit	9,781,038	6,803,513	(14,367,615)
Proceeds from issuance of long-term debt	40,000,000	—	22,500,000
Principal payments on long-term debt	(26,862,500)	(2,062,500)	(1,075,000)
Payments of dividends	(6,289,682)	(4,567,139)	(5,155,148)
ESPP shares	654,249	340,451	—
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement, net of exercises	(1,188)	(41,209)	(12,132)
Contingent consideration paid	(1,110,000)	—	—
Deferred financing costs	(237,899)	—	—
Net cash provided by continuing financing activities	15,934,018	473,116	1,890,105
Net cash provided by discontinued financing activities	—	—	—
Net cash provided by financing activities	15,934,018	473,116	1,890,105
Net change in cash and cash equivalents	(112,104)	112,104	—
Cash and cash equivalents, beginning of year	112,104	—	—
Cash and cash equivalents, end of year	$—	$112,104	$—

Supplemental cash flow information:
Cash paid for interest	$640,541	$879,219	$1,133,323
Cash paid for taxes, net of refunds	$7,562,241	$3,675,842	$995,361

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc., provides workforce solutions to a variety of industries through its various divisions in IT, Cyber, Finance & Accounting, Managed Services, and Real Estate (apartment communities and commercial buildings) (collectively, the “Company”).

On February 8, 2021, the Company acquired substantially all of the assets, and assumed certain of the liabilities of Momentum Solutionz LLC (“Momentum”). See “Note 3- Acquisitions.”

On March 21, 2022, the Company completed the sale of substantially all its Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through the wholly-owned subsidiary, Sentech Engineering Services, Inc. Instaff's financial results for reported periods have been reflected in our Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in the Consolidated Balance Sheets. See “Note 4 - Discontinued Operations” in the Consolidated Financial Statements included elsewhere in this report for additional information.

On December 12, 2022, the Company acquired substantially all of the assets, and assumed certain of the liabilities of Horn Solutions, Inc. and Horn Solutions Dallas, LLC (collectively “Horn Solutions”). See “Note 3- Acquisitions.”

The Company operates primarily within the United States of America in the Real Estate and Professional industry segments.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 36 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The Real Estate segment currently operates through two divisions, BG Multifamily and BG Talent.

The Professional segment provides specialized talent and business consultants on a nationwide basis for information technology (“IT”), managed services, finance, accounting, legal and human resource client partner projects. The Professional segment currently operates through three divisions, IT Consulting, Managed Services, and Finance and Accounting under various trade names including Extrinsic, American Partners, Donovan & Watkins, Vision Technology Services, Zycron, Smart Resources, L.J. Kushner & Associates, EdgeRock Technology Partners, Momentum Solutionz, and Horn Solutions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 53 weeks ended January 1, 2023, and 52 weeks ended December 26, 2021, and December 27, 2020, referred to herein as Fiscal 2022, 2021, and 2020, respectively.

Reclassifications

Certain reclassifications have been made to the 2020 and 2021 financial statements to conform with the 2022 presentation.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets, contingent consideration, and interest rate swap agreements. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. (“BMO”) that provides for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk. Management determined the fair value on the interest rate swap based on quoted prices from BMO.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

 Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable from continuing operations as of January 1, 2023 and December 26, 2021 or revenue from continuing operations in Fiscal 2022, 2021 and 2020. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2022 and the related percentage for Fiscal 2021 and 2020 was generated in the following areas:

	2022	2021	2020
Tennessee	10%	12%	16%
Texas	23%	23%	15%

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

Changes in the allowance for credit losses from continuing operations for the fiscal years are as follows:

	2022	2021
Beginning balance	$448,622	$492,087
Acquired allowance for credit losses - Horn Solutions	108,983	—
Provision for credit losses, net	315,036	221,240
Amounts written off, net	(315,036)	(264,705)
Ending balance	$557,605	$448,622

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

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $2.4 million and $3.9 million, which are included in Deposits and other assets from continuing operations in the accompanying consolidated balance sheets, as of January 1, 2023 and December 26, 2021, respectively.

Other Assets

The Company capitalizes direct costs incurred cloud computing implementation costs from hosting arrangements and are reported as a component of Other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within intangible assets. In Fiscal 2022, the Company added software assets of $2.5 million and reclassified $1.3 million from property and equipment related to the information technology improvement project.

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2022, 2021 or 2020.

Leases

The Company leases all their office space through operating leases, which expire at various dates through 2028. Many of the lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. Certain of the Company’s lease arrangements contain renewal provisions from 3 to 10 years, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term.

Right-of-use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. In the Professional segment, the Company recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss in Fiscal 2020 (see “Note 8 - Intangible Assets”). The Company determined that there were no impairment indicators for these assets in Fiscal 2022 or 2021.

At the February 2023 Board of Directors meeting, management’s plan was approved to rebrand as BGSF, eliminating various current trade names. See “Note 8 - Intangible Assets”.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on each of the reporting units. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2022, 2021 or 2020.

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

Contingent Consideration

The Company has an obligation, to be paid in cash, related to an acquisition if certain operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. The fair value calculation of the expected future payments uses a discount rate commensurate with the risks of the expected cash flow. The resulting discount is amortized as interest expense over the outstanding period using the effective interest method.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Managed services revenues - include both workforce solution revenues and fixed fee revenues from client partner contracts. Services performed represent the transfer of control to the client partner over a given period of time. Fixed fee revenues are recognized in equal amounts at fixed intervals as promised services are delivered. Contracts generally include an enforceable right to payment for services provided to date.

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

Refer to Note 19 for disaggregated revenues by segment.

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of January 1, 2023. There were no revenues recognized during Fiscal 2022 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during Fiscal 2022.

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense from continuing operations for Fiscal 2022, 2021 and 2020 was $1.8 million, $1.3 million, and $1.6 million, respectively.

Share-Based Compensation

The Company recognizes compensation expense in selling, general and administrative expenses over the service period for options or restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

BGSF, Inc. and Subsidiaries
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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods:

	January 1, 2023	December 26, 2021	December 27, 2020
Weighted-average number of common shares outstanding:	10,426,821	10,367,054	10,311,606
Effect of dilutive securities:
Stock options and restricted stock	46,024	49,556	26,423
Weighted-average number of diluted common shares outstanding	10,472,845	10,416,610	10,338,029

Stock options and restricted stock	359,650	401,450	423,350
Warrants	—	—	25,862
Convertible note	255,140	—	—
Antidilutive shares	614,790	401,450	449,212

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of January 1, 2023, goodwill of $50.4 million, which is limited annually, is expected to be deductible for tax purposes.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of January 1, 2023, the Company has a $3.9 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of January 1, 2023 or December 26, 2021.

The Company follows the guidance of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"). The new standard eliminates the cash conversion and beneficial conversion feature models that previously required separate accounting for conversion features. Entities that had those conversion features will report less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt. In addition, ASU 2020-06 requires the application of the if-converted method when calculating diluted earnings per share. Under the new standard, the conversion of debt that is accounted for as a liability in its entirety will not result in any gain or loss if the conversion feature is exercised according to the original conversion terms. If those terms allowed the issuer to include cash as

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

part of the settlement of the conversion feature, the issuer will first reduce the carrying amount of the convertible debt, including any unamortized premium, discount or issuance costs, by the value of the cash or other assets transferred and then recognize the remaining carrying value of the debt in the capital accounts. ASU 2020-06 was effective for fiscal years beginning after December 15, 2021. The Company adopted this ASU in Fiscal 2022, which did not have a material impact on the consolidated financial statements.

NOTE 3 - ACQUISITIONS

Momentum Solutionz

On February 8, 2021, the Company acquired substantially all of the assets and assumed certain liabilities of Momentum Solutionz LLC (“Momentum”) for a purchase price of $3.8 million cash, subject to customary purchase price adjustments as specified in the purchase agreement. The purchase agreement further provides for contingent consideration of up to $2.2 million based on the performance of the acquired business for the two years following the date of acquisition. As of January 1, 2023, contingent consideration of $1.1 million has been paid. At closing, the purchase price was paid out of currently available funds under the Company’s credit agreement led by BMO. The purchase agreement contained a provision for a “true up” of acquired working capital 60 days after the closing date, which was not material.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horn Solutions

On December 12, 2022, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Horn Solutions. The purchase price of $42.7 million was paid at closing with $33.9 million in cash and $3.4 million of the Company common stock (254,455 shares of the Company common stock privately placed under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon the volume weighted average closing price of the Company’s shares for the ten business days prior to closing), as well as a two-year convertible promissory note of $4.4 million with an annual interest rate of 6%, with accrued and unpaid interest to be paid quarterly. The promissory note is convertible into shares of the Company common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share. The promissory note is subordinate to the Company’s senior debt. An additional portion of the purchase price, $1.0 million in cash, was held back as partial security for a post-closing purchase price adjustment, which is expected to fund in March 2023. The asset purchase agreement contains a provision for a “true up” of acquired working capital within 120 days after the closing date. The purchase price at closing was paid out of funds under the Company's credit agreement led by BMO, see “Note 12 - Debt”.

The acquired business was assigned to the Professional segment. The acquisition of Horn Solutions allows the Company to strengthen and expand its finance and accounting operations across the country by providing consulting, project loan staff, interim staff, direct hire, and managed services through three complementary business units, strategic accounting and finance, information technology, and transactional accounting and office staffing. Horn Solutions provides services to clients in a variety of industries including, but not limited to energy, financial services, healthcare, real estate and construction, service, manufacturing, and software industries.

The 2021 and 2020 consolidated statements of operations do not include any operating results of Horn Solutions. The Fiscal 2022 consolidated statement of operations and comprehensive income includes three weeks of Horn Solutions operations, which is approximately $1.4 million of revenue and zero operating income. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows:

Accounts receivable	$3,733,515
Prepaid expenses and other assets	117,767
Property and equipment	83,234
Right-of-use asset - operating leases	1,528,073
Intangible assets	13,926,585
Goodwill	26,051,018
Current liabilities assumed	(1,786,715)
Lease liability - operating leases	(1,528,073)
Total net assets acquired	$42,125,404

Cash	$33,940,000
Hold back (included in Other current liabilities)	1,000,000
Convertible Note	4,368,000
Common stock	3,351,000
Working capital adjustment	(533,596)
Total fair value of consideration transferred for acquired business	$42,125,404

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$50,000	5 years
Client partner list	13,876,585	10 years
Total	$13,926,585

The Company incurred costs of $0.3 million related to the Horn Solutions acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Unaudited Pro Forma Information

The Company estimates the revenues and net income from continuing operations for the periods below that would have been reported if the Momentum and Horn Solutions acquisitions had taken place on the first day of the Company's Fiscal 2021 would be as follows (dollars in thousands, except per share amounts):

	2022	2021
Revenues	$326,798	$262,398
Gross profit	$116,781	$91,073
Net income	$11,106	$8,997
Net income per share:
Basic	$1.06	$0.87
Diluted	$1.05	$0.86

Pro forma net income from continuing operations includes amortization of identifiable intangible assets, interest expense on additional borrowings on the Revolving Facility related to Momentum and the New Term Loan related to Horn Solutions (see “Note 12 - Debt”) at a rate of 4.3% in 2022 and 2.3% in 2021 and tax expense of the pro forma adjustments at an effective tax rate of 23.1% for Fiscal 2022 and 20.2% for Fiscal 2021. The pro forma operating results include adjustments to Momemtum and Horn Solutions related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Momentum and Horn Solutions acquisitions taken place on the first day of Fiscal 2021 or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 – DISCONTINUED OPERATIONS

On March 21, 2022, the Company sold substantially all of the assets and certain liabilities of InStaff to Sentech Engineering Services, Inc. (“Sentech”) for a sale price of approximately $30.3 million cash, subject to customary sales price and working capital adjustments specified in the purchase agreement, which were received in the amount of $0.6 million in October 2022. The purchase agreement further provides for deferred consideration of $2 million one year following the date of the acquisition, which is included in Other current assets, see “Note 5 - Other Current Assets”. The sale resulted in a pre-tax gain on sale of discontinued operations of $17.7 million. The Company provided certain back-office services to Sentech through February 2023.

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

The financial results of InStaff are as follows (dollars in thousands):

	Fiscal Year
	2022	2021	2020
Revenue	$16,465	$71,292	$70,765
Cost of services	14,144	60,948	60,585
Gross profit	2,321	10,344	10,180
Selling expenses	1,062	5,684	5,314
Depreciation	24	90	99
Income from operations of discontinued operations before gain on sale and income taxes	$1,235	$4,570	$4,767

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2021
Carrying amount of assets included as part of discontinued operations:
Accounts receivable	$7,198
Property and equipment, net	201
Deposits	36
Right-of-use assets - operating leases	303
Intangible assets, net	1,648
Goodwill	5,025
Total assets classified as discontinued operations	$14,411

Carrying amount of liabilities included as part of discontinued operations:
Accrued payroll and expenses	$1,129
Lease liability, current portion	133
Lease liability, less current portion	190
Total liabilities classified as discontinued operations	$1,452

NOTE 5 - OTHER CURRENT ASSETS

Other current assets as of January 1, 2023 and December 26, 2021 consist of the following:

	2022	2021
CARES Act receivable	$2,368,049	$2,368,049
Deferred consideration	2,000,000	—
Income tax receivable	1,667,235	—
Horn Solutions working capital adjustment	533,596	—
Workers' compensation deposit refund receivable	448,155	—
Due from Sentech	410,771	—
Other	31,389	13,148
	$7,459,195	$2,381,197

CARES Act Receivable

The Employee Retention Credit (“ERC”) ERC was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act allows relief to businesses affected by the coronavirus pandemic, by providing payment to employers for qualified wages and health insurance benefits for team members. The CARES Act applies to taxes incurred from March 27, 2020, through the second quarter of 2021.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of January 1, 2023 and December 26, 2021 consist of the following:

	2022	2021
Leasehold improvements	$1,397,316	$1,384,009
Furniture and fixtures	1,505,709	1,401,015
Computer systems	4,077,083	5,839,675
	6,980,108	8,624,699
Accumulated depreciation	(4,898,993)	(4,293,647)
Property and equipment, net	$2,081,115	$4,331,052

Total depreciation expense from continuing operations in Fiscal 2022, 2021 and 2020 was $0.6 million, $0.7 million, and $0.8 million, respectively. In Fiscal 2022, the Company added software assets of $1.4 million and reclassed $1.3 million to Other assets and $1.9 million to Intangible assets related to the information technology improvement project.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

The Company's future continuing operating lease obligations that have not yet commenced are immaterial. Short-term leases were immaterial. Supplemental information related to leases consisted of the following (dollars in thousands):

	Fiscal Year
	2022	2021	2020
Weighted average remaining lease term of operation leases	3.3 years	2.7 years	3.5 years
Weighted average discount rate for continuing operating leases	5.2%	5.0%	4.9%
Cash paid for continuing operating leases	$2,115	$2,136	$1,987
Continuing operating lease expense	$1,887	$1,907	$1,859

The undiscounted annual future minimum lease payments of continuing operations consist of the following at:

January 1, 2023
2023	$2,042,792
2024	1,538,403
2025	805,455
2026	401,920
2027	379,132
Thereafter	168,333
Total lease payment	5,336,035
Interest	(445,354)
Present value of lease liabilities	$4,890,681

NOTE 8 - INTANGIBLE ASSETS

Finite and indefinite lived intangible assets from continuing operations consist of the following at:

	January 1, 2023
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$58,609,423	$38,227,373	$20,382,050
Covenant not to compete	2,391,385	1,886,225	505,160
Computer software	7,207,568	3,086,933	4,120,635
	68,208,376	43,200,531	25,007,845
Indefinite lives:
Trade names	23,977,000	1,432,434	22,544,566
Total	$92,185,376	$44,632,965	$47,552,411

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2021
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$44,732,838	$36,112,796	$8,620,042
Covenant not to compete	2,341,385	1,663,444	677,941
Computer software	3,594,313	1,851,952	1,742,361
	50,668,536	39,628,192	11,040,344
Indefinite lives:
Trade names	23,977,000	1,432,434	22,544,566
Total	$74,645,536	$41,060,626	$33,584,910

Estimated future amortization expense from continuing operations for the next five years and thereafter is as follows:

Fiscal Years Ending:
2023	$6,563,709
2024	5,442,478
2025	4,017,497
2026	2,882,030
2027	2,329,279
Thereafter	3,772,852
Total	$25,007,845

Total amortization expense from continuing operations for Fiscal 2022, 2021 and 2020 was $3.5 million, $3.0 million and $4.1 million, respectively. In Fiscal 2022, the Company added software assets of $1.7 million and reclassified $1.9 million from property and equipment related to the information technology improvement project.

At the February 2023 Board of Directors meeting, management’s plan was approved to rebrand as BGSF, eliminating various current trade names. $22.5 million in trade name assets, which will be written off in 2023. Since the trade name asset has an indefinite life, the carrying value is not amortized. Thus, the impairment will have no cash impact.

NOTE 9 - GOODWILL

The changes in the carrying amount of goodwill from continuing operations as of and during the years ended were as follows at:

	Real Estate	Professional	Total
December 27, 2020	$1,073,755	$25,978,305	$27,052,060
Additions from acquisitions	—	2,089,823	2,089,823
December 26, 2021	1,073,755	28,068,128	29,141,883
Additions from acquisitions	—	26,051,018	26,051,018
January 1, 2023	$1,073,755	$54,119,146	$55,192,901

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses from continuing operations consist of the following at:

	January 1, 2023	December 26, 2021
Field talent payroll	$6,923,137	$6,042,341
Field talent payroll related	940,849	1,310,918
Accrued bonuses and commissions	5,740,394	4,522,723
Other	5,566,414	4,277,938
Accrued payroll and expenses	$19,170,794	$16,153,920

At December 26, 2021, Other current liabilities includes $3.5 million of deferred employer FICA. Under CARES Act, employers affected by the coronavirus epidemic were allowed relief from the payment of employer FICA taxes. The CARES Act only applies to taxes incurred from March 27, 2020 through December 31, 2020. The second half of the delayed payments were paid by December 31, 2022.

The following is a schedule of future estimated contingent consideration payments from continuing operations as of January 1, 2023:

	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$1,110,000	$(28,940)	$1,081,060

NOTE 11 - INCOME TAXES

At January 1, 2023, federal income tax receivable of $1.7 million is included in Other current assets from continuing operations, see “Note 5 - Other Current Assets,” and state income tax payable of $0.3 million is included in Income taxes payable from continuing operations. At December 26, 2021, federal and state income tax payable of $0.4 million is included in Income taxes payable from continuing operations.

The Company's income tax expense for the fiscal years are comprised of the following:

	2022	2021	2020
Current federal income tax	$589,528	$594,483	$752,397
Current state income tax	716,942	765,716	919,966
Deferred income tax (benefit)	2,352,601	1,279,388	(2,413,019)
Income tax expense (benefit) from continuing operations	3,659,071	2,639,587	(740,656)
Income tax expense from discontinued operations	4,810,362	918,613	1,253,748
Income tax expense	$8,469,433	$3,558,200	$513,092

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income taxes from continuing operations are as follows at:

	January 1, 2023	December 26, 2021
Deferred tax assets:
Allowance for credit losses	$127,430	$103,609
Goodwill and intangible assets	786,455	996,763
Accrued payroll and expenses	404,050	207,600
Contingent consideration	271,130	535,687
Other long-term liabilities (deferred employer FICA)	—	1,843,081
Share-based compensation	503,961	452,029
Net operating loss carry forward	984,902	1,356,294
Deferred tax liabilities:
Prepaid expenses and other current assets	(579,593)	(579,027)
Fixed assets	(302,651)	(367,751)
Deferred income taxes, net	$2,195,684	$4,548,285

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	2022		2021		2020
Tax expense (benefit) at federal statutory rate	$3,133,256	21.0%	$2,750,467	21.0%	$(590,634)	21.0%
State income taxes, net of federal benefit	794,554	5.3%	1,100,072	8.4%	96,269	(3.4)%
Equity, permanent differences and other	178,493	1.2%	(503,123)	(3.9)%	239,020	(8.5)%
Work Opportunity Tax Credit, net	(447,232)	(3.0)%	(707,829)	(5.4)%	(485,311)	17.3%
Income tax expense (benefit) from continuing operations	3,659,071	24.5%	2,639,587	20.1%	(740,656)	26.4%
Income tax expense from discontinued operations	4,810,362	24.5%	918,613	20.1%	1,253,748	26.4%
Income tax expense	$8,469,433	24.5%	$3,558,200	20.1%	$513,092	26.4%

NOTE 12 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for a revolving facility (the “Revolving Facility”) permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded. The Company also had the option to request an increase in in the aggregate Term Loan by $40 million, which was done in connection with the Horn Solutions acquisition. The Credit Agreement bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin through August 17, 2022 (as such terms are defined in the Credit Agreement). The Company pays an unused commitment fee on the daily average unused amount of Revolving Facility.

On February 8, 2021, the Company borrowed $3.8 million on the Revolving Facility in conjunction with the closing of the Momentum acquisition.

On March 21, 2022, the Company paid down the balance on the existing Term Loan and a portion of the Revolving Facility using the proceeds from the sale of InStaff (See “Note 4 - Discontinued Operations”).

On August 18, 2022, the Company entered into an amendment to the Credit Agreement with BMO to temporarily increase the Revolving Facility to $60 million for a period of ninety days and change the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

In connection with the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”), the Company borrowed $40 million, as noted above, pursuant to a second amendment to the Credit Agreement (“Second Credit

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendment”). The Company’s obligations under the Second Credit Amendment are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Second Credit Amendment bears interest either at the Base Rate plus the Applicable Margin or Adjusted Term SOFR plus the Applicable Margin (as such terms are defined in the Second Credit Amendment), with 2.5% of the original principal balance of the New Term Loan payable on the last business day of each quarter, beginning on March 31, 2023.

The Second Credit Amendment contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Second Credit Amendment. The Company was in compliance with these covenants as of January 1, 2023.

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of January 1, 2023, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under, any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company's consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of January 1, 2023.

Line of Credit

At January 1, 2023 and December 26, 2021, $22.6 million and $12.8 million, respectively, was outstanding on the revolving facilities. Average daily balance for Fiscal 2022, 2021 and 2020 was $18.4 million, $9.9 million, and $11.7 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at:

	January 1, 2023		December 26, 2021
Base Rate	$2,561,892	8.25%	$2,780,855	4.50%
SOFR	20,000,000	6.45%	—	—%
LIBOR	—	—%	10,000,000	2.35%
Total	$22,561,892		$12,780,855

Long-Term Debt

Long-term debt consisted of and bore interest at:

	January 1, 2023		December 26, 2021
Base Rate	$—	—%	$2,237,500	2.35%
Fixed rate	—	—%	24,625,000	2.39%
SOFR	40,000,000	6.72%	—	—%
Long-term debt	$40,000,000		$26,862,500

Maturities on the Revolving Facility with BMO and long-term debt from continuing operations as of January 1, 2023, are as follows:

Fiscal:
2023	$4,000,000
2024	58,561,892
62,561,892
Less deferred finance fees	(259,469)
Total, net	$62,302,423

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge

In April 2020, the Company entered into a pay-fixed/receive-floating interest rate swap agreement with our bank syndicate led by BMO that reduces the floating interest rate component on the Term Loan obligation. The $25.0 million notional amount was designed as a cash flow hedge on the underlying variable rate interest payments against a fixed interest rate. In accordance with cash flow hedge accounting treatment, the Company had determined that the hedge was perfectly effective using the change-in-variable-cash-flow method.

On March 21, 2022, the Company paid down the balance on the existing Term Loan containing the $25.0 million notional amount, which cancelled the pay-fixed/receive-floating interest rate swap agreement. The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument was recorded in accumulated other comprehensive income or loss. The Company reclassified the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affected earnings. As of January 1, 2023, these amounts have been removed from Other long-term assets (See “Note 13 - Fair Value Measurements”).

Convertible Note

At January 1, 2023, the Company has a two-year convertible promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with accrued and unpaid interest to be paid quarterly related to the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”). The promissory note is convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share. The promissory note is subordinate to the Company’s senior debt.

NOTE 13 - FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	January 1, 2023	December 26, 2021
Interest rate swap	Other long-term assets	Level 2	$—	$58,331
Convertible note	Convertible note	Level 2	$4,368,000	$—
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$1,081,060	$2,063,509

The changes in the Level 2 fair value measurements from December 26, 2021 to January 1, 2023 relate to the convertible note of $4.4 million on the Horn acquisition and to the cancellation of the interest rate swap agreement. Key inputs in determining the fair value of the convertible note was the interest rate of 6% and the interest rate swap as of December 26, 2021 were quoted prices from BMO.

The changes in the Level 3 fair value measurements from December 26, 2021 to January 1, 2023 relates primarily to payments of $1.1 million on the Momentum acquisition, partially offset by $0.1 million in accretion. Key inputs in determining the fair

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the contingent consideration as of January 1, 2023 and December 26, 2021 included discount rates of approximately 9% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

NOTE 14 - CONTINGENCIES

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

The CFO’s employment agreement was effective as of October 1, 2018 and the agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for him and his dependents, grossed-up for federal income taxes. Additionally, he will become 100% vested in any awards outstanding under the 2013 Plan or similar plan. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months. See “Note 21 - Subsequent Events.”

NOTE 15 - EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

Restricted Stock

The Company issued net restricted common stock of 32,344 and 64,092 shares to team members and non-team member (non-employee) directors in Fiscal 2022 and Fiscal 2021, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

In connection with the vesting portions of the restricted stock, the Company repurchased 610, and 231 shares of company stock, or treasury stock, to satisfy the withholding obligation in connection with the vesting of a portion of the restricted stock for Fiscal 2021, and 2020, respectively. No treasury stock was repurchased in 2022. Treasury stock is accounted for under the cost method whereby the entire cost of the acquired stock is recorded.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SHARE-BASED COMPENSATION

Stock Options

In December 2013, the board of directors adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan. As of January 1, 2023, a total of 1,012,967 shares remain available for issuance under the 2013 Plan.

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

For Fiscal 2022, 2021 and 2020, the Company recognized $0.7 million, $0.6 million and $0.5 million of compensation expense from continuing operations related to stock awards, respectively. Unamortized share-based compensation expense from continuing operations as of January 1, 2023 amounted to $0.9 million which is expected to be recognized over the next 2.7 years.

The following assumptions were used to estimate the fair value of stock options for the years ended:

	2022		2021		2020
Weighted-average fair value of awards	$5.17		$4.91		$4.60
Weighted-average risk-free interest rate	2.7%		0.8%		0.4%
Weighted-average dividend yield	$0.54		$0.35		$0.96
Weighted-average volatility factor	54.6%		53.3%		53.6%
Weighted-average expected life	10.0	yrs	10.0	yrs	10.0	yrs

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Awards outstanding at December 29, 2019	564,845	$18.90	7.7	$2,412
Granted	93,610	$10.28
Forfeited / Canceled	(5,800)	$22.22
Awards outstanding at December 27, 2020	652,655	$17.63	7.1	$665
Granted	116,374	$11.57
Exercised	(1,350)	$9.72
Forfeited / Canceled	(72,350)	$15.01
Awards outstanding at December 26, 2021	695,329	$16.91	6.7	$665
Granted	164,000	$12.87
Exercised	(1,000)	$9.75
Forfeited / Canceled	(36,650)	$17.65
Awards outstanding at January 1, 2023	821,679	$16.08	6.4	$1,907

Awards exercisable at December 26, 2021	475,765	$17.62	5.9	$452
Awards exercisable at January 1, 2023	573,863	$17.50	5.4	$1,164

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 26, 2021	219,564	$12.73
Non-vested outstanding at January 1, 2023	247,816	$7.64

During Fiscal 2022 there were no cashless stock option exercises. During Fiscal 2021 the Company issued 213 shares of common stock upon the cashless exercise of 600 stock options, and during Fiscal 2020, there were no cashless stock option exercises.

Restricted Stock

For Fiscal 2022, 2021 and 2020, the Company recognized $0.4 million, $0.5 million, and $0.3 million, respectively, of compensation expense related to restricted stock. Unamortized share-based compensation expense as of January 1, 2023 amounted to $0.6 million which is expected to be recognized over the next 1.8 years.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted outstanding at December 29, 2019	18,000	$28.61
Issued	21,624	$9.02
Vested	(14,406)	$21.26
Restricted outstanding at December 27, 2020	25,218	$16.01
Issued	64,702	$12.04
Vested	(29,076)	$15.75
Restricted outstanding at December 26, 2021	60,844	$11.91
Issued	32,344	$13.14
Vested	(31,168)	$11.79
Restricted outstanding at January 1, 2023	62,020	$12.21

Nonvested outstanding at December 26, 2021	60,844	$11.91
Nonvested outstanding at January 1, 2023	62,020	$12.21

Warrant Activity

For Fiscal 2022, 2021 and 2020, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense remaining to be recognized as of January 1, 2023.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants (in thousands)
Warrants outstanding at December 29, 2019	64,482	$13.84	0.8	$473
Expired	(38,620)	$11.85
Warrants exercisable at December 27, 2020	25,862	$16.80	0.4	$—
Expired	(25,862)	$16.80
Warrants outstanding at December 26,2021 and January 1, 2023	—	$—	0.0	$—

Warrants exercisable at December 26, 2021 and January 1, 2023	—	$—	0.0	$—

There were no non-vested warrants outstanding at January 1, 2023, December 26, 2021, and December 27, 2020. There were no exercises of warrants in Fiscal 2022, 2021, and 2020.

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

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company's shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. For Fiscal 2022, and 2021, the Company issued 59,506 and 31,776 shares of common stock under the 2020 ESPP, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RELATED PARTY TRANSACTIONS

There were no related party transactions in Fiscal 2022, 2021, or 2020.

NOTE 18 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent's compensation. The Company contributed $1.5 million, $1.5 million and $1.3 million from continuing operations to the 401(k) Plan for Fiscal 2022, 2021 and 2020, respectively.

NOTE 19 - BUSINESS SEGMENTS

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

The following table provides a reconciliation of revenue and income from continuing operations by reportable segment to consolidated results for the periods indicated:

	2022	2021	2020
Revenue:
Real Estate	$121,093,109	$92,017,975	$68,755,975
Professional	177,328,719	147,009,202	138,369,505
Total	$298,421,828	$239,027,177	$207,125,480

Depreciation:
Real Estate	$178,904	$210,180	$218,425
Professional	354,905	389,995	404,590
Home office	63,573	85,371	134,023
Total	$597,382	$685,546	$757,038

Amortization:
Professional	$2,337,535	$2,430,827	$3,923,063
Home office	1,118,341	581,956	180,687
Total	$3,455,876	$3,012,783	$4,103,750

Operating income (loss):
Real Estate	$19,803,015	$14,663,443	$9,671,504
Professional - without CARES Act credit and impairment loss	15,603,944	10,340,171	7,514,924
Professional - CARES Act credit	—	921,093	—
Professional - impairment loss	—	—	(7,239,514)
Home office - general and administrative	(19,124,010)	(14,947,796)	(11,251,929)
Home office - CARES Act credit	—	1,150,440	—
Home office - gain on contingent consideration	—	2,402,844	76,102
Total	$16,282,949	$14,530,195	$(1,228,913)

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021	2020
Capital Expenditures:
Real Estate	$135,259	$105,547	$81,918
Professional	89,840	107,476	184,611
Home office	5,455,178	2,990,886	1,809,687
Total	$5,680,277	$3,203,909	$2,076,216

Total Assets:
Real Estate	$29,302,189	$20,753,085
Professional	141,018,474	92,782,442
Home office	24,352,502	20,347,059
Discontinued operations	—	14,411,380
Total	$194,673,165	$148,293,966

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$68,542,277	$74,089,166	$78,507,873	$77,282,512	$298,421,828
Gross profit	$23,430,799	$25,059,426	$27,999,845	$27,057,401	$103,547,470
Income from continuing operations	$2,007,769	$3,183,642	$4,652,473	$1,417,311	$11,261,195
Income (loss) from discontinued operations, net of tax	$13,792,014	$(7,228)	$—	$314,892	$14,099,678
Net income	$15,799,783	$3,176,414	$4,652,473	$1,732,203	$25,360,873

Net income per share - basic:
Income from continuing operations	$0.19	$0.30	$0.44	$0.14	$1.08
Income from discontinued operations	0.12	—	—	—	0.12
Gain on sale	1.66	—	—	0.03	1.69
Income tax expense	(0.45)	—	—	(0.01)	(0.46)
Net income per share - basic	$1.52	$0.30	$0.44	$0.16	$2.43

Net income per share - diluted:
Income from continuing operations	$0.19	$0.30	$0.44	$0.14	$1.07
Income from discontinued operations	0.12	—	—	—	0.12
Gain on sale	1.65	—	—	0.03	1.69
Income tax expense	(0.45)	—	—	(0.01)	(0.46)
Net income per share - diluted	$1.51	$0.30	$0.44	$0.16	$2.42

Weighted-average shares outstanding:
Basic	10,428,897	10,472,353	10,492,396	10,500,733	10,426,821
Diluted	10,485,104	10,514,261	10,532,918	10,544,323	10,472,845

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$49,750,192	$57,397,722	$64,184,813	$67,694,450	$239,027,177
Gross Profit	$16,214,709	$19,247,481	$22,046,888	$23,431,825	$80,940,903
(Loss) income from continuing operations	$(211,583)	$2,635,226	$3,713,480	$4,320,752	$10,457,875
Income from discontinued operations, net of tax	$923,380	$807,612	$930,129	$990,482	$3,651,603
Net income	$711,797	$3,442,838	$4,643,609	$5,311,234	$14,109,478

Net (loss) income per share - basic:
Continuing operations	$(0.02)	$0.25	$0.36	$0.42	$1.01
Discontinued operations	$0.09	$0.08	$0.09	$0.09	$0.35
Net income per share - basic	$0.07	$0.33	$0.45	$0.51	$1.36

Net (loss) income per share - diluted:
Continuing operations	$(0.02)	$0.25	$0.36	$0.41	$1.00
Discontinued operations	0.09	0.08	0.09	0.09	0.35
Net income per share - diluted	$0.07	$0.33	$0.45	$0.50	$1.35

Weighted-average shares outstanding:
Basic	10,332,817	10,340,243	10,380,902	10,414,262	10,367,054
Diluted	10,394,841	10,391,925	10,427,114	10,464,885	10,416,610

NOTE 21 - SUBSEQUENT EVENTS

Dividend

On February 13, 2023, the Company's board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on March 2, 2023 to all shareholders of record as of the close of business on February 23, 2023.

Trade names

At the February 2023 Board of Directors meeting, management’s plan was approved to rebrand as BGSF, eliminating various current trade names. Management intends to complete this rebranding by the end of the second quarter of 2023. The decision to rebrand creates an indication of impairment of the $22.5 million in trade name assets, which will be written off in 2023. Since the trade name asset has an indefinite life, the carrying value is not amortized. Thus, the impairment will have no cash impact.

Appointment of Chief Financial Officer and Secretary

On March 3, 2023, the Board of Directors of the Company approved the appointment of John Barnett, as Chief Financial Officer and Secretary of the Company, effective March 20, 2023 (the “Commencement Date”). B G Staff Services, Inc., a subsidiary of the Company, entered into an Executive Employment Agreement (the “Employment Agreement”) with Mr. Barnett. The Employment Agreement remains in effect through December 31, 2025, and then under successive one-year extensions unless terminated pursuant to its terms.

In the event that Mr. Barnett’s employment is terminated for any reason, he is eligible to receive his accrued but unpaid base salary, earned but unpaid acquisition bonus, and (if the termination is due to death, involuntary termination without “cause,” termination for “good reason,” or expiration of the employment period) earned but unpaid bonus for the preceding fiscal year and a prorated annual bonus for the fiscal year in which the termination occurs (each calculated as described in the Employment Agreement).

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Resignation of Chief Financial Officer and Secretary

On March 3, 2023, Dan Hollenbach resigned as the Chief Financial Officer and Secretary of the Company and its subsidiaries, effective March 20, 2023, and will then act as a senior advisor with BGSF through April 30, 2024. Mr. Hollenbach’s resignation was part of the Company’s leadership succession plan and Mr. Hollenbach’s planned retirement.

On March 3, 2023, the Company and BG Staff Services, Inc., a subsidiary of the Company, entered into an Amended Executive Employment Agreement (the “Amended Employment Agreement”) with Mr. Hollenbach. The Amended Employment Agreement remains in effect through April 30, 2024, unless extended by mutual agreement or terminated pursuant to its terms.

In the event that Mr. Hollenbach’s employment is terminated for any reason, he is eligible to receive his accrued but unpaid base salary, earned but unpaid acquisition bonus, and (if the termination is due to death or expiration of the employment period) unpaid bonus for 2023 and unpaid acquisition bonus (each calculated as described in the Amended Employment Agreement). The Company and Mr. Hollenbach have also entered into a confidentiality, non-solicitation, non-interference and non-competition agreement, which remains in effect.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2023, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of January 1, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of January 1, 2023, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BGSF, Inc.'s and its subsidiaries (the “Company”) internal control over financial reporting as of January 1, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in 2013 Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of January 1, 2023 and December 26, 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 15, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 15, 2023

Item 9B.  Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our Board of Directors (the “Board”) consists of six directors. Our Board has determined that the following directors are “independent” as defined under the rules of the NYSE: C. David Allen, Jr., Richard L. Baum, Jr., Douglas E. Hailey, Cynthia Marshall, and Paul A. Seid. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board can be filled by resolution of our Board. Our Board is divided into three classes, each serving staggered, three-year terms:
•Our Class I director is Beth Garvey, and her term will expire at the 2024 annual meeting of stockholders;
•Our Class II directors are Richard L. Baum, Jr., Cynthia Marshall, and Paul A. Seid, and the term of each director will expire at the 2025 annual meeting of stockholders; and
•Our Class III directors are C. David Allen, Jr. and Douglas E. Hailey the term of each director will expire at the 2023 annual meeting of stockholders.
As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Board Leadership and Role in Risk Oversight

Meetings of our Board (including executive sessions other than executive sessions consisting only of independent directors) are presided over by our Chair of the Board, Beth Garvey. Our Board does not have a formal policy addressing whether or not the roles of chair and chief executive officer should be separate or combined. The directors serving on the Board possess considerable professional and industry experience, significant experience as directors of both public and private companies and a unique knowledge of the challenges and opportunities that the Company faces. As such, the Board believes that it is in the best position to evaluate the needs of the Company and to determine how best to organize the Company’s leadership structure to meet those needs. While the Board believes it is important to retain the flexibility to determine whether the roles of chair and chief executive officer should be separated or combined in one individual, the Board believes that our structure represents the appropriate allocation of roles and responsibilities at this time. Our Board believes that Ms. Garvey is currently best situated to preside over meetings of our Board because of her familiarity with our business and ability to effectively identify strategic priorities and lead the discussion and execution of strategy. Ms. Garvey works closely with senior management and various Board members to identify appropriate topics of consideration for the Board and to plan effective and informative Board meetings.

Our Board oversees the risk management activities designed and implemented by our management and executes its oversight responsibility for risk management both directly and through its committees. The full Board also considers specific risk topics, including risks associated with our strategic plan, our whistle blower program, business operations and capital structure, and ESG matters. In addition, our Board receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our Board delegates to the Audit Committee oversight of our risk management process. Our other Board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Committees of the Board
The standing committees of our Board consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of the committees reports to our Board as they deem appropriate and as our Board may request. The composition, duties and responsibilities of these committees are set forth below.

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

Our Audit Committee consists of C. David Allen, Jr., Richard L. Baum, Jr. and Douglas E. Hailey. We believe that each qualifies as independent directors according to the rules and regulations of the SEC and NYSE with respect to audit committee membership. We also believe that Mr. Hailey and Mr. Allen qualify as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our Board has adopted a written charter for the Audit Committee, which is available on our home office website under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key team member (i.e., employee) compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, president and executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan and our 2020 Employee Stock Purchase Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2022.

 Our Compensation Committee consists of C. David Allen, Jr., Richard L. Baum, Jr., Cynthia Marshall, and Paul A. Seid. Our Board has adopted a written charter for the Compensation Committee, which is available on our home office website under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee
We have a Nominating and Corporate Governance Committee, which identifies, evaluates and recommends qualified nominees to serve on our Board, develops and oversees our internal corporate governance processes and maintains a management succession plan. Our Nominating and Corporate Governance Committee charter defines the committee’s primary duties. The Nominating and Corporate Governance Committee will evaluate nominees for director, including nominees recommended by stockholders, using all relevant criteria, including diversity of experience and background. The Nominating and Corporate Governance Committee will consider any director candidates recommended by the Company’s stockholders provided that the notice and information requirements specified by Section 2.06(b)–(c) of the Bylaws (relating to direct stockholder nominations) are complied with. Our Nominating and Corporate Governance Committee consists of Richard L. Baum, Jr., Douglas E. Hailey, Cynthia Marshall, and Paul A. Seid. A copy of the Nominating and Corporate Governance Committee’s charter is available on our home office website, under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Other Committees
Our Board may establish other committees as it deems necessary or appropriate from time to time.

Family Relationships
There are no family relationships among any of our executive officers or any of our directors.
Directors

C. David Allen, Jr.

Independent Director
Age: 59
Director Since: 2014
Committees Served: Audit Committee, Compensation Committee

Starting in 2022, Mr. Allen has served as Chief Financial Officer of Life Sciences Logistics, a Blackstone portfolio company. From 2016 to 2022, Mr. Allen has served as Chief Financial Officer of Smart Start, LLC, a provider of automotive technology products. Prior to Smart Start, from 2015 to 2016, Mr. Allen has served as Chief Financial Officer of Graebel Vanlines Holdings, LLC, a provider of commercial and residential logistics, moving and storage services. Prior to Graebel, from 2009 to 2015, Mr. Allen served as an officer of Snelling Services, LLC, a workforce solutions and contract provider. From 2010 to 2015, Mr. Allen served as President and Chief Executive Officer. From 2009 to 2010 he served as Chief Financial Officer. Prior to Snelling, Mr. Allen served for three years as Chief Operating Officer and six years as Chief Financial Officer for Telvista Inc., a business process outsourcer providing customer relationship management solutions. He earned a Master of Business Administration degree from the Tuck School at Dartmouth College in 1993 and received a Bachelor of Business Administration from Stephen F. Austin State University with honors in 1986. Our Board benefits from Mr. Allen's extensive experience in the workforce solutions industry as well as his financial expertise.

Richard L. Baum, Jr.

Independent Director
Age: 62
Director Since: 2013
Committees Served: Audit Committee, Compensation Committee (Chair), Nominating and Corporate Governance Committee (Chair)

Richard L. Baum, Jr. served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BGSF, Inc.) since its inception and was appointed to serve on our Board in November 2013. Since March 2013, Mr. Baum has been Chairman of the Board of Unique Fabricating, Inc. (NYSE American: UFAB). Mr. Baum joined Taglich Private Equity LLC in 2005 and currently is an active director with a number of private companies where Taglich has an investment. Prior to joining Taglich, Mr. Baum led a group that purchased a private equity portfolio from Transamerica Business Credit. From 1998 to 2003, Mr. Baum was a Managing Director in the small business merger and acquisition practices of Wachovia Securities and its predecessor, First Union Securities. From 1988 through 1998, Mr. Baum was a Principal with the Mid-Atlantic Companies, Ltd., a financial services firm acquired by First Union in 1998. Mr. Baum received a Bachelor of Science from Drexel University and a Master of Business Administration from the Wharton School of the University of Pennsylvania. Our Board benefits from Mr. Baum's perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

Beth Garvey

Chair, President and Chief Executive Officer
Age: 57
Director Since: 2020
Beth Garvey began serving as President and Chief Executive Officer of the Company in October 2018. Ms. Garvey previously served as Chief Operating Officer of the Company from August 2016 and joined the Company through the Company's acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC (“InStaff”) in 2013. Ms. Garvey started at InStaff in 1998 as Director of Human Resources, subsequently serving as Director of Operations, VP of

Operations, Senior VP of Operations, COO and ultimately CEO prior to our acquisition. The Staffing Industry Analysts has recognized her as one of North America Staffing 100 for the previous 3 years and included her in the Global Power 150 – Women in Staffing list for the past 4 years. In addition, D CEO has named Ms. Garvey as one of the top Dallas 500 Business Leaders 4 times. In 2010, Ms. Garvey was a Dallas Business Journal ‘Women in Business’ honoree recognizing outstanding local women business leaders who not only make a difference in their industries, but also in their communities. Beth currently serves on the Board of Directors of the National Association of Corporate Directors in North Texas, Junior Achievement of Dallas, and the Board of Directors of the Dallas Regional Chamber, where she is a member of the DEI Diversity Leadership Sub-Council, prior co-chair of the Talent Attraction committee. She is a past chair of the Executive Committee for the Dallas Executive Women’s Roundtable. She is a member of YTexas and founding Board Member of the YTexas Foundation an initiative of Texas CEOs to help advance workforce development initiatives for students and veterans in the State of Texas. In addition, she is a member of the Leadership Committee for the Dallas 50/50 Women on Boards. Ms. Garvey was named as a finalist in the EY Entrepreneur of the Year® 2020 Award for the Southwest region. Our Board benefits from Ms. Garvey's extensive experience in the workforce solutions industry.

Douglas E. Hailey

Independent Director
Age: 61
Director Since: 2013
Committees Served: Audit Committee (Chair), Nominating and Corporate Governance Committee

Douglas E. Hailey served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BGSF, Inc.) since its inception and was appointed to our Board in November 2013. Mr. Hailey is the managing director of Taglich Private Equity LLC. Mr. Hailey joined Taglich Brothers, Inc. in 1994 as Head of Investment Banking and is an employee, not a partner, director, shareholder or executive officer. Taglich Brothers, Inc. is not an affiliate of Taglich Private Equity LLC. He co-led the private equity initiative in 2001 and currently participates in evaluating and executing new investments. Prior to joining Taglich Brothers, Inc., Mr. Hailey spent five years with Weatherly Financial Group, assisting in sponsoring leveraged buyouts and five years in structured finance lending at Heller Financial and the Bank of New York. He received a Bachelor of Business Administration from Eastern New Mexico University and a Master of Business Administration in Finance from the University of Texas. Our Board benefits from Mr. Hailey's perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

Cynthia Marshall

Independent Director
Age: 63
Director Since: 2020
Committees Served: Compensation Committee, Nominating and Corporate Governance Committee

Ms. Marshall is currently the CEO of the Dallas Mavericks, is Founder, President and CEO of the consulting firm Marshalling Resources. The Marshalling Resources consulting firm specializes in leadership, diversity and inclusion, culture transformation and overall optimization of people resources. Ms. Marshall worked with The Dow Chemical Company in 2017 and 2018 to develop and implement a strategy for institutionalizing an inclusive culture. Prior to this position, Ms. Marshall retired from a 36-year career at AT&T, where she had ultimately served as SVP - Human Resources and Chief Diversity Officer. She was responsible for identifying and developing leaders, aligning employees with the company’s vision and priorities, overseeing major business unit HR support, performance development, employee engagement, skills transformation initiatives, EEO and Affirmative Action. She led the team that created a world class Diversity and Inclusion culture, earning AT&T a top 3 ranking on Diversity Inc’s 2017 Top 50 list of companies. Ms. Marshall also spearheaded the work that for the first-time placed AT&T on Fortune’s 100 Best Companies to Work For list in 2017 (one of only two Fortune 50 companies). Before her SVP-Human Resources and Chief Diversity Officer roles, Ms. Marshall served as President - AT&T North Carolina where she became the first African-American chair of the North Carolina State Chamber of Commerce. Marshall graduated from the University of California-Berkeley with degrees in Business Administration and Human Resources Management and holds four honorary Doctorate degrees. Ms. Marshall has chaired a variety of non-profit boards and is currently on the board of Dallas CASA, Dallas Regional Chamber, Texas Women’s Foundation, Texas 2036 and a member of the Executive Leadership Council. Our Board benefits from Ms. Marshall's extensive leadership and business experience and her expertise with respect to human resources and culture.

Paul A. Seid

Independent Director
Age: 74
Director Since: 2014
Committees Served: Compensation Committee, Nominating and Corporate Governance Committee

Since 2010, Mr. Seid has served on the board of directors of BioVentrix, a medical device company. Starting in 2013, he has served as Chief Executive Officer of RST Automation, a maker of hospital robotic devices which was established 2004. For the past eighteen years he has been President of Strategic Data Marketing, a research and data collection company. He has also founded, bought and/ or sold over twenty companies in Asia, Europe, North, and South America. Mr. Seid graduated from Queen’s College, a division of the City University of New York, in 1968 with a Bachelor’s degree in Political Science. Mr. Seid has held numerous other board of directors and consulting positions. Our Board benefits from Mr. Seid's extensive experience growing diverse businesses.

Information about our Executive Officers
Our Board appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our Board and until their successors are appointed, or until the earlier of their death, resignation or removal.

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position

Beth Garvey	57	Chair, President and Chief Executive Officer
Dan Hollenbach	67	Chief Financial Officer and Secretary

Beth Garvey began serving as President and Chief Executive Officer of the Company in October 2018. Ms. Garvey previously served as Chief Operating Officer of the Company from August 2016 and joined the Company through the Company's acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC (“InStaff”) in 2013. Ms. Garvey started at InStaff in 1998 as Director of Human Resources, subsequently serving as Director of Operations, VP of Operations, Senior VP of Operations, COO and ultimately CEO prior to our acquisition. The Staffing Industry Analysts has recognized her as one of North America Staffing 100 for the previous 2 years and included her in the Global Power 150 – Women in Staffing list for the past 3 years. In addition, D CEO has named Garvey as one of the top Dallas 500 Business Leaders 4 times. In 2010, Ms. Garvey was a Dallas Business Journal ‘Women in Business’ honoree recognizing outstanding local women business leaders who not only make a difference in their industries, but also in their communities. Beth currently serves on the Board of Directors of the National Association of Corporate Directors in North Texas, Junior Achievement of Dallas, and the Board of Directors of the Dallas Regional Chamber, where she is a member of the DEI Diversity Leadership Sub-Council, prior co-chair of the Talent Attraction committee. She is a past chair of the Executive Committee for the Dallas Executive Women’s Roundtable. She is a member of YTexas and founding Board Member of the YTexas Foundation an initiative of Texas CEOs to help advance workforce development initiatives for students and veterans in the State of Texas. In addition, she is a member of the Leadership Committee for the Dallas 50/50 Women on Boards. Ms. Garvey was named as a finalist in the EY Entrepreneur of the Year® 2020 Award for the Southwest region.

Dan Hollenbach joined as CFO and Secretary in August 2015. Prior to joining the Company, Mr. Hollenbach was the CFO of Cybergy Holdings, Inc. (OTC: CYBG), an advisory service and products company for the federal and state governments, and commercial client partners, from May 2014 to August 2015. Prior to this position, he led the consulting practice for Robert Half Management Resources in Colorado from June 2010 to May 2014. From August 2004 to July 2009, Dan was the CFO for Global Employment Holdings (OTC: GEYH), a national workforce solution, consulting, and professional employer organization company. Mr. Hollenbach began his career in the Audit and Assurance Services practice of EY before entering the corporate world. He has over three decades of experience in corporate accounting and finance, including expertise in initial public offerings, SEC reporting, mergers and acquisitions, Sarbanes-Oxley, treasury management, process improvement, and all phases of audit, tax, and reporting. Additionally, he has served on audit committees and led negotiations of multiple senior debt restructurings. He is a CPA in the State of Texas, holds a Chartered Global Management Accountant certification, and received his B.B.A. in accounting from Texas Tech University.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our team members, including our chief executive officer and our chief financial officer (who is our principal accounting officer). Our Code of Ethics is available on our home office website, under the investor relations tab at www.bgsf.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive, financial and accounting officers by posting the required information on our home office website at the above address. Our website is not part of this Annual Report on Form 10-K.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines on a number of significant matters, including director qualifications, director responsibilities, board committees, director access to officers, employees, and advisors, director compensation, related party transactions, annual performance evaluations, and chief executive officer and director succession. A copy of the Corporate Governance Guidelines is posted on our home office website, under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to Fiscal 2022 were timely made.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for Fiscal 2022 are:

•Beth Garvey, our Chair, President and Chief Executive Officer; and

•Dan Hollenbach, our Chief Financial Officer and Secretary

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During
Fiscal 2022, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

Beth Garvey Chair, President and Chief Executive Officer	2022	$425,000	$297,500	$79,598	$203,268	$—	$—	$15,521	(1)	$1,020,887
	2021	$425,000	$188,388	$28,922	$102,816	$—	$—	$14,857	(1)	$759,983

Dan Hollenbach Chief Financial Officer and Secretary	2022	$320,000	$224,000	$64,898	$109,525	$—	$—	$10,800	(1)	$729,223
	2021	$320,000	$146,388	$33,373	$82,648	$—	$—	$10,400	(1)	$592,809
(*)The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 16 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.
(1)Represents the matching 401(k) contributions made by us.

Agreements with Executive Officers

Chair, President and Chief Executive Officer

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

Ms. Garvey was granted stock options and restricted stock in Fiscal 2022 as further described under “Outstanding Equity Awards” below.

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

On March 3, 2023, Dan Hollenbach resigned as the Chief Financial Officer and Secretary of the Company and its subsidiaries, effective March 20, 2023, and will then act as a senior advisor with BGSF through April 30, 2024.Mr. Hollenbach’s resignation was part of the Company’s leadership succession plan and Mr. Hollenbach’s planned retirement.

On March 3, 2023, the Company and BG Staff Services, Inc., a subsidiary of the Company, entered into an Amended Executive Employment Agreement (the “Amended Employment Agreement”) with Mr.Hollenbach. The Amended Employment Agreement remains in effect through April 30, 2024, unless extended by mutual agreement or terminated pursuant to its terms.

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

Mr. Hollenbach was granted stock options and restricted stock in Fiscal 2022 as further described under “Outstanding Equity Awards” below.

2013 Long-Term Incentive Plan

In December 2013, the Board adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan, of which 1,012,967 shares remain available for issuance as of January 1, 2023.

The term of each option is determined by the Board but cannot exceed 10 years. Unless otherwise specified in an option agreement, options vest and become exercisable on the following schedule: 20% immediately and 20% on each anniversary date of the grant date. Each option shall be designated as an incentive stock option (“ISO”) or a non-qualified option (“NQO”). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant date; provided, however, the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.

For more details on our 2013 Plan, see our registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013, Form S-8 (File No. 333-218869) filed on June 20, 2017, Form S-8 (File No. 333-251192) filed on December 8, 2020, and Note 16 in the Notes to Consolidated Financial Statements.

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Board adopted and the shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. As of January 1, 2023, 158,718 shares remain available for issuance.

For more details on our 2020 Plan, see our registration statement on Form S-8 (File No. 333-251193) filed on December 8, 2020, and Note 16 in the Notes to Consolidated Financial Statements.

Outstanding Equity Awards

The following table presents outstanding equity awards as of January 1, 2023.

Name	Option Awards							Stock Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
(a)		(b)	(c)		(d)	(e)	(f)	(g)		(h)

Beth Garvey	08/03/2022	—	23,872	(1)	—	$12.87	08/03/2032	—		—
	08/03/2022	10,000	16,128	(2)	—	$12.87	08/03/2032	—		—
	05/04/2022	—	—		—	$—	—	2,821	(8)	$37,491
	08/04/2021	—	6,000	(3)	—	$11.57	08/04/2031	—		—
	08/04/2021	4,000	—		—	$11.57	48,064	—		—
	08/04/2021	—	—		—	$—	—	10,000	(9)	$140,100
	08/04/2020	3,600	—		—	$9.72	08/04/2030	—		—
	08/04/2020	—	2,400	(4)	—	$9.72	08/04/2030	—		—
	09/24/2018	6,148	—		—	$25.71	09/24/2028	—		—
	09/24/2018	93,852	—		—	$25.71	09/24/2028	—		—
	06/07/2017	2,500	—		—	$16.76	06/07/2027	—		—
	06/07/2017	10,000	—		—	$16.76	06/07/2027	—		—
	08/16/2016	13,185	—		—	$17.46	08/16/2026	—		—
	08/16/2016	36,815	—		—	$17.46	08/16/2026	—		—
	06/09/2015	20,000	—		—	$11.00	06/09/2025	—		—

Dan Hollenbach	08/03/2022	2,000	—		—	$12.87	08/03/2032	—		—
	08/03/2022	—	8,000	(5)	—	$12.87	08/03/2032	—		—
	05/04/2022	—	—		—	$—	—	2,821	(8)	$37,491
	08/04/2021	—	3,000	(6)	—	$11.57	08/04/2031	—		—
	08/04/2021	2,000			—	$11.57	08/04/2031	—		—
	08/04/2021	—	—		—	$—	—	7,500	(10)	$105,075
	08/04/2020	2,700	—		—	$9.72	08/04/2030	—		—
	08/04/2020	—	1,800	(7)	—	$9.72	08/04/2030	—		—
	09/24/2018	8,408			—	$25.71	09/24/2028	—		—
	09/24/2018	66,592	—		—	$25.71	09/24/2028	—		—
	06/07/2017	5,000	—		—	$16.76	06/07/2027	—		—
	06/07/2017	7,500	—		—	$16.76	06/07/2027	—		—
	10/27/2015	17,012	—		—	$11.07	10/27/2025	—		—
	10/27/2015	19,835	—		—	$11.07	10/27/2025	—		—
(1)Incentive stock options will vest 5,065 on August 3, 2023, 5,065, on August 3, 2024, 5,972 on August 3, 2025, and 7,770 on August 2026.
(2)Non-qualified stock options will vest 4,935 on August 3,2023, 4,935 on August 3, 2024, 4,028 on August 3, 2025, and 2,230 on August 2, 2026.
(3)Incentive stock options will vest 2,000 on August 4, 2023, 2,000 on August 4,2024, and 2,000 on August 4, 2025.
(4)Non-qualified stock options will vest 1,200 on August 4, 2023, and 1,200 on August 4, 2024.
(5)Incentive stock options will vest 2,000 on August 3, 2023, 2,000 on August 3, 2024, 2,000 on August 3, 2025, and 2,000 August 3, 2026.
(6)Incentive stock options will vest 1,000 on August 4, 2023, 1,000 on August 4,2024, and 1,000 on August 4,2025.
(7)Non-qualified stock options will vest 900 on August 4, 2023, and 900 on August 4, 2024.
(8)Shares will vest 941 on May 4, 2023, 940 on May 4, 2024, and 940 on May 4, 2025.
(9)Shares will vest 5,000 on August 10, 2023, and 5,000 on August 10, 2024.
(10)Shares will vest 3,750 on August 10, 2023, and 3,750 on August 10, 2024.

Each option and stock award is subject to the condition that the optionee will have remained employed by the Company, or any one or more of its subsidiaries, through such vesting dates, and each option is further subject to the terms and conditions set forth in the 2013 Plan and in the applicable Stock Option Agreement.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is a current or former officer or team member of BGSF, Inc. or its subsidiaries. No executive officer of BGSF, Inc. served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Director Compensation

Set forth below is a summary of the components of compensation payable to our non-management directors.

Cash Compensation

We reimburse each member of our Board for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of our Board and any committees thereof, including, without limitation, reasonable travel, lodging and meal expenses. Each director who is not a team member or officer of the Company is entitled to (i) an annual retainer of $45,000 for their service on our Board, and (ii) an annual retainer of $5,000 for audit committee service.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

C. David Allen, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
Richard L. Baum, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
Douglas E. Hailey	$45,000	$5,000	$—	$—	$—	$50,000
Cynthia Marshall	$45,000	$—	$—	$—	$—	$45,000
Paul A. Seid	$45,000	$—	$—	$—	$—	$45,000

Director Compensation for Fiscal 2022

The table below sets forth the compensation payable to our non-management directors for service during Fiscal 2022.

Name	Fees earned or paid in cash ($)	Stock awards ($) (*)	Option awards ($) (*)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

C. David Allen, Jr.	$50,000	$45,667	$9,355	$—	$—	$—	$105,022
Richard L. Baum, Jr.	$50,000	$45,667	$5,700	$—	$—	$—	$101,367
Douglas E. Hailey	$50,000	$45,667	$5,700	$—	$—	$—	$101,367
Cynthia Marshall	$45,000	$66,288	$2,569	$—	$—	$—	$113,857
Paul A. Seid	$45,000	$45,667	$5,700	$—	$—	$—	$96,367
*The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 16 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 13, 2023 by:

•each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our named executive officers and directors; and

•all our executive officers and directors as a group.
Each stockholder’s percentage ownership is based on 10,789,903 shares of common stock outstanding as of February 13, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of February 13, 2023 through the exercise of vested options, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BGSF, Inc., 5850 Granite Parkway, Suite 730, Plano, Texas 75024.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

C. David Allen, Jr.	33,158	(1)	*
Richard L. Baum, Jr.	102,660	(2)	*
Beth Garvey	252,158	(3)	2.3%
Douglas E. Hailey	162,127	(4)	1.5%
Dan Hollenbach	154,659	(5)	*
Cynthia Marshall	17,408	(6)	*
Paul A. Seid	105,715	(7)	*
All executive officers and directors as a group (7 total)	827,885		7.4%
North Star Investment Management Corporation (8)	593,023	(9)	5.5%

*	Less than 1%.
(1)	Includes 5,428 shares of common stock issuable upon exercise of stock options and 7,209 shares of unvested restricted common stock.
(2)	Includes 17,678 shares of common stock issuable upon exercise of stock options, 53,650 shares of common stock held by a private investment company controlled by Mr. Baum, 10,388 shares of common stock held by a family trust and 7,209 shares of unvested restricted common stock.
(3)	Includes 200,100 shares of common stock issuable upon exercise of stock options and 12,821 shares of unvested restricted common stock.
(4)	Includes 29,176 shares of common stock issuable upon exercise of stock options and 7,209 shares of unvested restricted common stock.
(5)	Includes 131,047 shares of common stock issuable upon exercise of stock options and 10,321 shares of unvested restricted common stock.

(6)	Includes 2,428 shares of common stock issuable upon exercise of stock options and 7,209 shares of unvested restricted common stock.
(7)	Includes 17,678 shares of common stock issuable upon exercise of stock options and 7,209 shares of unvested restricted common stock.
(8)	The address of North Star Investment Management Corporation is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606.
(9)
Based on schedule 13G filed with the SEC, includes 496,800 shares over which North Star Investment Management Corporation or its subsidiaries have sole voting power, 496,800 shares over which such entities have sole dispositive power, and 96,223 over which such entities have shared dispositive power.

Equity Compensation Plans
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plans in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policy on Review and Approval of Transactions with Related Persons
Our Board is currently primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. Our Audit Committee is responsible for the review, approval and ratification of “related-person transactions” between us and any related person. Under SEC rules, a related person is a director, executive officer, nominee for director or beneficial holder of more than of 5% of any class of our voting securities or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the Audit Committee will consider:
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

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in Fiscal 2022, 2021, and 2020 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during Fiscal 2022, 2021, and 2020 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for Fiscal 2022 and 2021 are set forth below.

	2022	2021

Audit Fees (1)	$290,424	$304,803
Audit-Related Fees (2)	203,061	67,400
Tax Fees	—	—
All Other Fees	—	—
Total	$493,485	$372,203

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements and Sarbanes-Oxley audit over internal controls and review of our interim consolidated financial statements.

(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, audit services related to our acquisitions, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for the 2023 fiscal year and Whitley Penn LLP has served in this capacity since 2013. Our Board has further directed that we submit the selection of our independent registered public accounting firm for ratification by our shareholders at the 2023 annual meeting.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2023.

BGSF, INC.

By:	/s/ Beth Garvey
Name: Beth Garvey
Title: Chair, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2023.

/s/ Beth Garvey	Chair, President, and Chief Executive Officer
Beth Garvey	(Principal Executive Officer)

/s/ Dan Hollenbach	Chief Financial Officer and Secretary
Dan Hollenbach	(Principal Financial and Accounting Officer)

/s/ C. David Allen, Jr.	Director
C. David Allen, Jr.

/s/ Richard L. Baum, Jr.	Director
Richard L. Baum, Jr.

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Cynthia Marshall	Director
Cynthia Marshall

/s/ Paul A. Seid	Director
Paul A. Seid

EXHIBIT INDEX

Exhibit No.	Description
2.1††
Asset Purchase Agreement, dated as of December 13, 2019, between BG Staffing, Inc., BG Staffing, LLC, L.J.Kushner & Associates, L.L.C., and Lee J. Kushner (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 16, 2019)

2.2††
Securities Purchase Agreement, dated as of February 3, 2020, by and between BG Staffing, LLC, EdgeRock Technology Holdings, Inc., and CDI Holding Company LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 6, 2020)

2.3††
Asset Purchase Agreement, dated as of February 8, 2021, between BG Staffing, LLC, Momentum Solutionz LLC, Lorne Kaufman, and Jeff Servidio (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 11, 2021)

2.4††
Asset Purchase Agreement, dated as of February 28, 2022, between BGSF, Inc., Sentech Engineering Services, Inc., and Jobandtalent Holding Limited (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 1, 2022)

2.5††
Asset Purchase Agreement, dated as of December 12, 2022, by and between BG Professional LLC, Horn Solutions, Inc., Horn Solutions Dallas, LLC, and Gary Horn (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 14, 2022)

3.1
Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

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
10.18
First Amendment to the Credit Agreement, dated as of August 18, 2022, among BGSF, Inc., as borrower, the lenders party thereto, and BMO Harris Bank, National Association, as administrative agent and lender (incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2022)

10.19
Second Amendment to Credit Agreement, by and among BGSF, Inc., the Guarantors party hereto and BMO Harris Bank N.A. , as administrative agent for the Lenders and as a lender (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 14, 2022)

10.20**
Executive Employment Agreement, dated as of March 3, 2023, between BG Staff Services, Inc. and John Barnett (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 9, 2023)

10.21**
Amended Executive Employment Agreement, dated as of March 3, 2023, between BGSF, Inc., BG Staff Services, Inc. and Dan Hollenbach (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 9, 2023)

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101document)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
††	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.