Form 10-Q
period 2023-04-02
BGSF, INC.
filed 2023-05-11
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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

As of as of May 8, 2023 there were 10,822,552 shares of the registrant’s common stock outstanding.

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
•the impact of, and the ability to mitigate or manage disruptions posed by pandemics;
•adverse changes in the economic conditions of the industries or markets that we serve;
•disturbances in world financial, credit, and stock markets;
•unanticipated changes in regulations affecting our business;
•a decline in consumer confidence and discretionary spending;
•inflationary pressures and our responses thereto;
•the general performance of the U.S. and global economies;
•continued or escalated conflict in the Middle East or elsewhere; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 2, 2023	January 1, 2023
ASSETS
Current assets
Cash and cash equivalents	$70	$—
Accounts receivable (net of allowance for credit losses of $558, respectively)	62,540	66,285
Prepaid expenses	3,202	2,418
Other current assets	6,569	7,459
Total current assets	72,381	76,162

Property and equipment, net	1,249	2,081

Other assets
Deposits	2,616	2,616
Other assets, net	5,207	4,411
Deferred income taxes, net	7,388	2,196
Right-of-use asset - operating leases	3,995	4,462
Intangible assets, net	23,410	47,552
Goodwill	55,635	55,193
Total other assets	98,251	116,430
Total assets	$171,881	$194,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$4,000	$4,000
Accrued interest	171	273
Accounts payable	551	587
Accrued payroll and expenses	16,157	19,171
Contingent consideration, current portion	1,102	1,081
Lease liability, current portion	1,703	1,842
Other current liabilities	1,000	1,000
Income taxes payable	302	253
Total current liabilities	24,986	28,207

Line of credit (net of deferred finance fees of $219 and $259 respectively)	21,697	22,303
Long-term debt, less current portion	35,000	36,000
Convertible note	4,368	4,368
Lease liability, less current portion	2,662	3,049
Other long-term liabilities	10	10
Total liabilities	88,723	93,937

Commitments and contingencies

Preferred stock,$0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,806,371 and 10,772,515 shares issued and outstanding, respectively, net of treasury stock, at cost,1,845, respectively.	70	70
Additional paid in capital	67,509	67,003
Retained earnings	15,579	33,663
Total stockholders’ equity	83,158	100,736
Total liabilities and stockholders’ equity	$171,881	$194,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share and dividend amounts)

For the Thirteen Week Periods Ended April 2, 2023 and March 27, 2022

	Thirteen Weeks Ended
	2023	2022
Revenues	$75,316	$68,542
Cost of services	48,532	45,111
Gross profit	26,784	23,431
Selling, general and administrative expenses	23,212	19,717
Impairment losses	22,545	—
Depreciation and amortization	1,757	899
Operating (loss) income	(20,730)	2,815
Interest expense, net	(1,200)	(273)
(Loss) income from continuing operations before income taxes	(21,930)	2,542
Income tax benefit (expense) from continuing operations	5,464	(534)
(Loss) income from continuing operations	(16,466)	2,008
Income from discontinued operations:
Income	—	1,235
Gain on sale	—	17,273
Income tax expense	—	(4,716)
Net (loss) income	$(16,466)	$15,800

Change in unrealized losses on cash flow hedges	—	59
Other comprehensive loss	—	59
Net comprehensive (loss) income	$(16,466)	$15,741

Net (loss) income per share - basic
Net (loss) income from continuing operations	$(1.54)	$0.19
Net income from discontinued operations:
Income	—	0.12
Gain on sale	—	1.66
Income tax expense	—	(0.45)
Net (loss) income per share - basic	$(1.54)	$1.52

Net (loss) income per share - diluted
Net (loss) income from continuing operations	$(1.54)	$0.19
Net income from discontinued operations:
Income	—	0.11
Gain on sale	—	1.66
Income tax expense	—	(0.45)
Net (loss) income per share - diluted	$(1.54)	$1.51

Weighted-average shares outstanding:
Basic	10,712	10,429
Diluted	10,712	10,485

Cash dividends declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

For the Thirteen Week Period Ended April 2, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Stockholders’ equity, January 1, 2023	—	10,772	$108	$(38)	$67,003	$33,663	$—	$100,736
Share-based compensation from continuing operations	—	—	—	—	361	—	—	361
Issuance of restricted shares	—	23	—	—	—	—	—	—
Issuance of ESPP shares	—	11	—	—	145	—	—	145
Cash dividend declared	—	—	—	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	—	—	(16,466)	—	(16,466)
Stockholders’ equity, April 2, 2023	—	10,806	$108	$(38)	$67,509	$15,579	$—	$83,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

For the Thirteen Week Period Ended March 27, 2022

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 26, 2021	—	10,425	$104	$(38)	$61,876	$14,592	$59	$76,593
Share-based compensation from continuing operations	—	—	—	—	211	—	—	211
Share-based compensation from discontinued operations	—	—	—	—	8	—	—	8
Fully vested shares related to the sale of discontinue operations	—	—	—	—	35	—	—	35
Issuance of restricted shares	—	6	—	—	—	—	—	—
Issuance of ESPP shares	—	14	—	—	169	—	—	169
Cash dividend declared	—	—	—	—	—	(1,565)	—	(1,565)
Net income	—	—	—	—	—	15,800	—	15,800
Other comprehensive gain	—	—	—	—	—	—	(59)	(59)
Stockholders’ equity, March 27, 2022	—	10,445	$104	$(38)	$62,299	$28,827	$—	$91,192

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirteen Week Periods Ended April 2, 2023 and March 27, 2022

	2023	2022
Cash flows from operating activities
Net (loss) income	$(16,466)	$15,800
(Income) from discontinued operations	—	(1,235)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	127	160
Amortization	1,630	739
Gain on sale of discontinued operations	—	(17,273)
Impairment losses	22,545	—
Amortization of deferred financing fees	46	132
Interest expense on contingent consideration payable	22	64
Provision for credit losses	79	51
Share-based compensation	361	211
Deferred income taxes, net of acquired deferred tax liability	(5,193)	1,012
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,666	(1,432)
Prepaid expenses	(784)	(327)
Other current assets	1,247	(202)
Deposits	—	108
Other assets	180	171
Accrued interest	(103)	17
Accounts payable	(36)	737
Accrued payroll and expenses	(3,014)	(851)
Other current liabilities	—	(3,336)
Income taxes receivable and payable	(310)	4,479
Operating leases	(58)	(27)
Other long-term liabilities	—	(58)
Net cash provided by (used in) continuing operating activities	3,939	(1,060)
Net cash provided by discontinued operating activities	—	675
Net cash provided by (used in) operating activities	3,939	(385)

Cash flows from investing activities
Business sold	—	30,313
Capital expenditures	(745)	(2,051)
Net cash (used in) provided by continuing investing activities	(745)	28,262
Net cash used in discontinued investing activities	—	(26)
Net cash (used in) provided by activities	(745)	28,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the Thirteen Week Periods Ended April 2, 2023 and March 27, 2022

	2023	2022
Cash flows from financing activities
Net (payments) borrowings under line of credit	(646)	1,405
Principal payments on long-term debt	(1,000)	(26,862)
Payments of dividends	(1,618)	(1,565)
Issuance of ESPP shares	145	169
Contingent consideration paid	—	(1,110)
Deferred financing costs	(5)	—
Net cash used in continuing financing activities	(3,124)	(27,963)
Net cash used in discontinued financing activities	—	—
Net cash used in financing activities	(3,124)	(27,963)
Net change in cash and cash equivalents	70	(112)
Cash and cash equivalents, beginning of period	—	112
Cash and cash equivalents, end of period	$70	$—

Supplemental cash flow information:
Cash paid for interest, net	$1,183	$300
Cash paid for taxes, net of refunds	$34	$59
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. provides consulting, managed services, and professional workforce solutions to a variety of industries through its various divisions in IT, Cyber, Finance & Accounting, Managed Services, and Real Estate (apartment communities and commercial buildings) (collectively, the “Company”).

On March 21, 2022, the Company completed the sale of substantially all its Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through the wholly-owned subsidiary, Sentech Engineering Services, Inc. Instaff's financial results for reported periods have been reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows as discontinued operations. See “Note 4 - Discontinued Operations” in the Consolidated Financial Statements included elsewhere in this report for additional information.

On December 12, 2022, the Company acquired substantially all of the assets, and assumed certain of the liabilities of Horn
Solutions, Inc. and Horn Solutions Dallas, LLC (collectively “Horn Solutions”). See “Note 3- Acquisitions.”

On April 24, 2023, the Company acquired substantially all of the assets and assumed certain of the liabilities of Arroyo Consulting, LLC ("Arroyo Consulting"), which is a nearshore/offshore workforce solutions firm that specializes in IT and software development with operations in the United States, Columbia, and India. See “Note 16- Subsequent Events.”

The Company currently operates primarily within the United States of America in its Real Estate and Professional segments.

The Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 37 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides specialized talent and business consultants on a nationwide basis for information technology (“IT”), managed services, finance, accounting, legal, and human resources. The Professional segment operates through three divisions, Information Technology, Managed Services, and Finance and Accounting.

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

The current inflationary environment and related interest rate impacts continue to have an adverse impact on the economy and market conditions. These factors may impact labor markets by reducing demand for the Company's workforce solutions, increasing early terminations, or diminishing projects. As a result, the Company's business, financial condition and results of operations may be negatively affected.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued, except for the disclosure in Note 16. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended January 1, 2023, included in its Annual Report on Form 10-K.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of April 2, 2023 and January 1, 2023, and include the thirteen week periods ended April 2, 2023 and March 27, 2022, referred to herein as Fiscal 2023 and 2022, respectively.

Reclassifications

Certain reclassifications have been made to the 2022 financial statements to conform with the 2023 presentation.

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

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets, and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. (“BMO”) that provides for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable from continuing operations as of April 2, 2023 and January 1, 2023 or revenue from continuing operations for the thirteen week periods ended April 2, 2023 and March 27, 2022. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2023 and the related percentage for Fiscal 2022 was generated in the following areas:

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
Tennessee	10%	12%
Texas	23%	23%

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

Changes in the allowance for credit losses from continuing operations are as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
Beginning balance	$558	$449
Provision for credit losses, net	79	51
Amounts written off, net	(79)	(51)
Ending balance	$558	$449

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $5.0 million and $4.9 million at April 2, 2023 and January 1, 2023, respectively. During the thirteen week period ended April 2, 2023, $1.0 million was reclassified to Other assets and Intangible assets from Property and equipment, primarily related to continued information technology improvements.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $2.4 million, which are included in deposits in the accompanying consolidated balance sheets, as of April 2, 2023 and January 1, 2023, respectively.

Other Assets

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, and are reported as a component of Other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Other assets are stated net of accumulated amortization of $1.4 million and $0.7 million at April 2, 2023 and January 1, 2023, respectively. During the thirteen week period ended April 2, 2023, the Company added $0.2 million and reclassified $0.7 million to Other assets from Property and equipment, primarily related to continued information technology improvements.

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2023 or Fiscal 2022.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company capitalizes purchased software and internal payroll costs directly incurred in the modification of internal use software. During the thirteen week period ended April 2, 2023, the Company added $0.3 million and reclassified $0.2 million to Intangible assets from Property and equipment, primarily related to continued information technology improvements. Software maintenance and training costs are expensed in the period incurred.

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

At the February 2023 Board of Directors meeting, managements's plan to rebrand as BGSF was approved, which will eliminate various trade names. The decision to rebrand created an impairment of $22.5 million in trade names, which was written-off during Fiscal 2023. There were no impairment indicators for these assets during Fiscal 2022. See “Note 7 - Intangible Assets.”

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. The Company determined there were no impairment indicators for goodwill assets during Fiscal 2023 or Fiscal 2022.

Cash Flow Hedge

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument was recorded in accumulated other comprehensive income or loss. The Company reclassified the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affected earnings.

BGSF, Inc. and Subsidiaries
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
Revenue Recognition

The Company derives its revenues from continuing operations in Real Estate and Professional segments. The Company provides workforce solutions, placement services, and managed services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues from continuing operations as presented on the consolidated statements of operations and comprehensive income represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Refer to Note 15 for disaggregated revenues by segment.

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of April 2, 2023. There were no revenues recognized during the thirteen week period ended April 2, 2023 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended April 2, 2023.

BGSF, Inc. and Subsidiaries
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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
Weighted-average number of common shares outstanding:	10,712	10,429
Effect of dilutive securities:
Stock options and restricted stock	—	56
Weighted-average number of diluted common shares outstanding	10,712	10,485

Stock options and restricted stock	360	387
Convertible note	255	—
Antidilutive shares	615	387

Income Taxes

The consolidated effective tax rates were 24.9% for both thirteen week periods ended April 2, 2023 and March 27, 2022. Effective tax rates for all periods consist of federal statutory rate plus state income taxes.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of April 2, 2023, the Company has a $3.6 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date.. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million. Additionally, there was a $5.2 million increase to deferred taxes related to the $22.5 million in impairment losses as of April 2, 2023.

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

The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As of April 2, 2023, goodwill with an adjusted tax basis of $49.9 million is remaining to be amortized for tax purposes. As a matter of operation, we first calculated the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740.

The Company follows the guidance ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - ACQUISITIONS

Horn Solutions

On December 12, 2022, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Horn Solutions. The purchase price of $42.7 million was paid at closing with $33.9 million in cash and $3.4 million of the Company common stock (254,455 shares of the Company common stock privately placed under Section 4(a)(2) of the Securities Act of 1933, as amended), as well as a two-year convertible promissory note of $4.4 million with an annual interest rate of 6%, with interest paid quarterly. The promissory note is convertible into shares of the Company's common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share. The promissory note is subordinate to the Company’s senior debt. An additional portion of the purchase price, $1.0 million in cash, net of the true-up of working capital, was held back as partial security for a post-closing purchase price adjustment, which is expected to fund in May 2023, net of the net working capital and AR buyback adjustments. The asset purchase agreement contains a provision for a “true up” of acquired working capital, and unpaid accounts receivable within 120 days after the closing date. The purchase price at closing was paid out of funds under the Company's credit agreement led by BMO, see “Note 9 - Debt”.

The acquired business was assigned to the Professional segment. The acquisition of Horn Solutions allows the Company to strengthen and expand its finance and accounting operations by providing consulting, project loan staff, interim staff, direct hire, and managed services through three complementary business units, strategic accounting and finance, information technology, and transactional accounting and office staffing. Horn Solutions provides services to clients in a variety of industries including, but not limited to energy, financial services, healthcare, real estate and construction, service, manufacturing, and software industries.

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows (in thousands):

Accounts receivable	$3,734
Prepaid expenses and other assets	118
Property and equipment, net	83
Right-of-use asset - operating leases	1,528
Intangible assets	13,484
Goodwill	26,493
Current liabilities assumed	(1,787)
Lease liability - operating leases	(1,528)
Total net assets acquired	$42,125

Cash	$33,940
Hold back (included in Other current liabilities)	1,000
Convertible Note	4,368
Common stock	3,351
Working capital adjustment (included in Other current assets)	(534)
Total fair value of consideration transferred for acquired business	$42,125

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$50	5 years
Client partner list	13,434	10 years
Total	$13,484

The Company incurred costs of $0.4 million related to the Horn Solutions acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net income from continuing operations of the Horn Solutions acquisition had taken place on the first day of Fiscal 2022 (in thousands, except income per share):

Thirteen Weeks Ended
March 27, 2022
Revenues	$76,494
Gross profit	$27,186
Net Income	$2,558
Income per share from continuing operations:
Basic	$0.25
Diluted	$0.24

Pro forma net income includes amortization of primarily client partner lists, interest expense on additional borrowings on the New Term Loan (see “Note 9 - Debt”) at a rate of 2.5%, and tax benefit of the pro forma adjustments at an effective tax rate of 24.9% for Fiscal 2022. The pro forma operating results include adjustments to Horn Solutions related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Horn Solutions acquisition taken place on the first day of Fiscal 2022 or the results that may be achieved by the combined enterprise in the future.

NOTE 4 - DISCONTINUED OPERATIONS

On March 21, 2022, the Company sold substantially all of the assets and certain liabilities of InStaff to Sentech Engineering Services, Inc. (“Sentech”) for a sale price of approximately $30.3 million cash, subject to customary sales price and working capital adjustments specified in the purchase agreement. The purchase agreement provided for deferred consideration of $2.0 million, which was received by April 3, 2023. The sale resulted in an original pre-tax gain on sale of discontinued operations of $17.3 million, with an additional gain of $0.4 million recognized as part of the net working capital adjustment in October 2022.

The InStaff financial results for periods prior to the sale have been reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows as discontinued operations.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The financial results of InStaff are as follows (in thousands):

Thirteen Weeks Ended
March 27, 2022
Revenue	$16,465
Cost of services	14,144
Gross profit	2,321
Selling expenses	1,062
Depreciation	24
Income from discontinued operations before gain on sale and income taxes	$1,235

NOTE 5 - OTHER CURRENT ASSETS

Other current assets as of April 2, 2023 and January 1, 2023 consist of the following (in thousands):

	April 2, 2023	January 1, 2023
CARES Act receivable	$2,368	$2,368
Deferred consideration - See “Note 4 - Discontinued Operations”	1,178	2,000
Income tax receivable	2,026	1,667
Other	997	1,424
Total	$6,569	$7,459

NOTE 6 - LEASES

The Company's future operating lease obligations that have not yet commenced are immaterial. Short-term leases were immaterial. Supplemental information related to leases consisted of the following:

The supplement cash flow information related to the Company's operating leases were as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
Weighted average remaining lease term of operation leases	3.2 years	2.5 years
Weighted average discount rate for continuing operating leases	5.3%	5.0%
Cash paid for operating leases	$584	$558
Operating lease costs	$525	$502

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The undiscounted annual future minimum lease payments consist of the following at (in thousands):

		April 2, 2023
2023	(remaining)	$1,459
2024		1,538
2025		805
2026		402
2027		379
Thereafter		168
Total lease payments		4,751
Imputed interest		(386)
Present value of lease liabilities		$4,365

NOTE 7 - INTANGIBLE ASSETS

Intangible assets from continuing operations are stated net of accumulated amortization of $44.8 million and $44.6 million at April 2, 2023 and January 1, 2023, respectively. During the quarter, the Company reevaluated the Horn Solutions client partner lists, reclassifying $0.4 million reducing the carrying value of the client lists and increasing $0.4 million to goodwill. Amortization expense from continuing operations for Fiscal 2023 and Fiscal 2022 are comprised of following (in thousands):

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
Client partner lists	$1,306	$502
Covenant not to compete	57	55
Acquisition intangibles	1,363	557
Computer software - amortization expense	267	182
Amortization expense	1,630	739
Computer software - selling, general and administrative expense	—	38
Total expense	$1,630	$777

NOTE 8 - ACCRUED PAYROLL AND EXPENSES, OTHER LONG-TERM LIABILITIES, AND CONTINGENT CONSIDERATION

Accrued payroll and expenses from continuing operations consist of the following at (in thousands):

	April 2, 2023	January 1, 2023
Field talent payroll	$6,423	$6,923
Field talent payroll related	1,428	941
Accrued bonuses and commissions	2,968	5,740
Other	5,338	5,567
Accrued payroll and expenses	$16,157	$19,171

The contingent consideration of $1.1 million was paid April 25, 2023.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for the revolving facility (the "Revolving Facility") permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded and repaid. The Company also had the option to request an increase in the aggregate Term Loan by $40 million, which was done in connection with the Horn Solutions acquisition. The Credit Agreement bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin through August 17, 2022 (as such terms are defined in the Credit Agreement). The Company pays an unused commitment fee on the daily average unused amount of Revolving Facility.

On August 18, 2022, the Company entered into an amendment to the Credit Agreement with BMO, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate ("SOFR"), plus the Applicable Margin.

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

The Second Credit Amendment contains customary affirmative and negative covenants. The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Second Credit Amendment. The Company was in compliance with these covenants as of April 2, 2023.

On April 24, 2023, in connection with the acquisition of Arroyo Consulting (See "Note 16 - Subsequent Events") the Company entered into a third amendment to the Credit Agreement ("Third Credit Amendment") with BMO. The Third Credit Amendment revised language to permit an acquisition of a foreign entity under certain circumstances and modified the terms of permitted distributions and guarantors.

Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of April 2, 2023, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of April 2, 2023.

Line of Credit

At April 2, 2023 and January 1, 2023, $21.9 million and $22.6 million respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended April 2, 2023 and March 27, 2022 was $20.7 million and $15.3 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	April 2, 2023		January 1, 2023
Base Rate	$1,916	8.75%	$2,562	8.25%
SOFR	20,000	6.66%	20,000	6.45%
Total	$21,916		$22,562

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	April 2, 2023		January 1, 2023
SOFR	$39,000	6.72%	$40,000	6.72%

Convertible Note

At April 2, 2023 and January 1, 2023, the Company had a two-year convertible promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”). The promissory note is convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share. The promissory note is subordinate to the Company’s senior debt.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	April 2, 2023	January 1, 2023
Convertible note	Convertible note	Level 2	4,368	4,368
Contingent consideration, net	Contingent consideration, net - current	Level 3	1,102	1,081

Key inputs in determining the fair value of the contingent consideration as of April 2, 2023 and January 1, 2023 included discount rates of approximately 9% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

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

NOTE 12 – EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

Restricted Stock

The Company issued restricted common stock of 22,688 and 5,795 shares to team members and non-team member (non-employee) directors in Fiscal 2023 and Fiscal 2022, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 13 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended April 2, 2023 and March 27, 2022, the Company recognized $0.2 million and $0.1 million of compensation expense from continuing operations related to stock options, respectively. Unamortized share-based compensation expense from continuing operations as of April 2, 2023 amounted to $1.0 million which is expected to be recognized over the next 2.7 years. As of April 2, 2023, a total of 1.0 million shares remain available for issuance under 2013 Plan.

 A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at January 1, 2023	821,679	$16.08	6.4	$1,907
Granted	22,970	$11.84
Forfeited / Canceled	(8,000)	$11.91
Options outstanding at April 2, 2023	836,649	$16.00	6.3	$248

Options exercisable at January 1, 2023	573,863	$17.50	5.4	$1,164
Options exercisable at April 2, 2023	581,928	$17.65	5.2	$213

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at January 1, 2023	247,816	$7.64
Nonvested outstanding at April 2, 2023	254,721	$7.34

For the thirteen week periods ended April 2, 2023 and March 27, 2022, the Company did not issue shares under a cashless exercise.

Restricted Stock

For the thirteen week periods ended April 2, 2023 and March 27, 2022, the Company recognized $0.2 million and $0.1 million of compensation expense related to restricted stock awards, respectively. Unamortized share-based compensation expense as of April 2, 2023 amounted to $0.8 million which is expected to be recognized over the next 1.9 years.

NOTE 14 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.5 million from continuing operations to the 401(k) Plan for the thirteen week periods ended April 2, 2023 and March 27, 2022.

NOTE 15 - BUSINESS SEGMENTS

The Company has continuing operations in two industry segments Real Estate and Professional.

Segment income from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, property and equipment, deferred income taxes, and other assets.

The following table provides a reconciliation of revenue and income from continuing operations by reportable segment to consolidated results for the periods indicated (in thousands):

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
Revenue:
Real Estate	$28,405	$25,916
Professional	46,911	42,626
Total	$75,316	$68,542
Depreciation:
Real Estate	$35	$47
Professional	76	96
Home office	16	17
Total	$127	$160

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
Amortization:
Professional	$1,363	$558
Home office	267	181
Total	$1,630	$739
Operating (loss) income:
Real Estate	$4,690	$4,035
Professional - without impairment losses	2,627	3,470
Professional - impairment losses	(22,545)	—
Home office	(5,502)	(4,690)
Total	$(20,730)	$2,815

Capital expenditures:
Real Estate	$33	$9
Professional	48	24
Home office	664	2,018
Total	$745	$2,051

	April 2, 2023	January 1, 2023
Total Assets:
Real Estate	$28,421	$29,302
Professional	114,074	141,018
Home office	29,386	24,353
Total	$171,881	$194,673

NOTE 16 - SUBSEQUENT EVENTS

Dividend

On May 3, 2023, the Company's board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on May 22, 2023 to all shareholders of record as of the close of business on May 15, 2023.

Arroyo Consulting

On April 24, 2023, the Company acquired substantially all of the assets and assumed certain of the liabilities of Arroyo Consulting for an initial purchase price of $8.0 million cash, subject to customary price adjustments as specified in the acquisition agreement. The purchase includes $0.4 million which was held back until the later of (i) the working capital adjustment, if any, or (ii) the Company’s receipt of a tax clearance letter from Seller, and $0.9 million which was held back for a period of one year as security for any indemnification obligation of the Seller. The Purchase Agreement further provides for earn-out payments of up to an aggregate of $8.5 million, provided certain agreed upon performance targets are met over a two-year period following the acquisition date. At closing, $6.8 million of the closing price was paid out of currently available funds under the Company's credit agreement led by BMO. The acquired business was assigned to the Professional segment.

The acquisition of Arroyo Consulting adds global delivery capabilities, expands the Company’s presence into Latin America and India, expands our recruitment and retention of IT talent, and brings strategic pricing flexibility. Arroyo Consulting is a nearshore/offshore workforce solutions firm that specializes in IT and software development with operations in the United States, Columbia, and India. As the transaction was recently completed, the initial accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, has not been completed.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreement

On April 24, 2023, in connection with the acquisition of Arroyo Consulting, the Company entered into the Third Credit Amendment with BMO. The Third Credit Amendment revised language to permit an acquisition of a foreign entity under certain circumstances and modified the terms of permitted distributions and guarantors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended January 1, 2023. Comparative segment revenues and related financial information are discussed herein and are presented in Note 15 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, for a description of important factors that could cause actual results to differ from expected results. Please also refer to Note 4- Discontinued Operations, to our Unaudited Consolidated Financial Statements.

Our historical financial information may not be indicative of our future performance.

Overview

We provide consulting, managed services, and professional workforce solutions to our client partners in a variety of industries through our various divisions in IT, Cyber, Finance & Accounting, Managed Services, and Real Estate (apartment communities and commercial buildings). We have continuing operations in two industry segments: Real Estate and Professional. We currently operate primarily within the United States of America, across 46 states and D.C., and within Colombia and India.

On March 21, 2022, we sold substantially all of the assets and certain liabilities of InStaff to Sentech Engineering Services, Inc. (“Sentech”) for a sale price of approximately $30.3 million cash at closing and an additional $2 million one year following the date of the acquisition. See “Note 4 — Discontinued Operations” of our unaudited consolidated financial statements.

On December 12, 2022, we acquired substantially all of the assets, and assumed certain of the liabilities of Horn Solutions, Inc. and Horn Solutions Dallas, LLC (collectively “Horn Solutions”). See “Note 3 — Acquisitions” of our our unaudited consolidated financial statements.

In connection with the Horn Solutions acquisition on December 12, 2022, we borrowed $40 million in a second amendment to the Credit Agreement with BMO Harris Bank, N.A. (“BMO”), that bears interest either at the Base Rate plus the Applicable Margin or Adjusted Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin. See “Note 9 — Debt” of our our unaudited consolidated financial statements.

On April 24, 2023, we acquired substantially all of the assets and assumed certain of the liabilities of Arroyo Consulting, LLC ("Arroyo Consulting"), which is a nearshore/offshore workforce solutions firm that specializes in IT and software development with operations in the United States, Columbia, and India. See “Note 16 — Subsequent Events” of our our unaudited consolidated financial statements. At closing, $6.8 million of the closing price was paid from available funds under our credit agreement with BMO.

Our Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 37 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

Our Professional segment provides specialized talent and business consultants on a nationwide basis for IT, finance, accounting, legal, and human resources. The Professional segment operates through three divisions, Information Technology, Managed Services, and Finance and Accounting.

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

Results of Operations

The following tables summarize key components of our results for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
	(dollars in thousands)
Revenues	$75,316	$68,542
Cost of services	48,532	45,111
Gross profit	26,784	23,431
Selling, general and administrative expenses	23,212	19,717
Impairment losses	22,545	—
Depreciation and amortization	1,757	899
Operating (loss) income	(20,730)	2,815
Interest expense, net	(1,200)	(273)
(Loss) income from continuing operations before income taxes	(21,930)	2,542
Income tax benefit (expense) from continuing operations	5,464	(534)
(Loss) income from continuing operations	(16,466)	2,008
Income from discontinued operations:
Income	—	1,235
Gain on sale	—	17,273
Income tax expense	—	(4,716)
Net (loss) income	$(16,466)	$15,800

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
Revenues	100.0%	100.0%
Cost of services	64.4%	65.8%
Gross profit	35.6%	34.2%
Selling, general and administrative expenses	30.8%	28.8%
Impairment losses	29.9%	—%
Depreciation and amortization	2.3%	1.3%
Operating (loss) income	(27.5)%	4.1%
Interest expense, net	(1.6)%	(0.4)%
(Loss) income from continuing operations before income taxes	(29.1)%	3.7%
Income tax benefit (expense) from continuing operations	7.3%	(0.8)%
(Loss) income from continuing operations	(21.9)%	2.9%

Thirteen Week Fiscal Period Ended April 2, 2023 (“Fiscal 2023”) Compared with Thirteen Week Fiscal Period Ended March 27, 2022 (“Fiscal 2022”)

Revenues:	Thirteen Weeks Ended
	April 2, 2023		March 27, 2022
	(dollars in thousands)
Revenues by segment:
Real Estate	$28,405	37.7%	$25,916	37.8%
Professional	46,911	62.3%	42,626	62.2%
Total Revenues	$75,316	100.0%	$68,542	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $2.5 million (9.6%). The increase was driven by a 13.0% increase in average bill rate, offset by 3.0% decrease in billed hours.

Professional Revenues: Professional revenues were up $4.3 million (10.1%). Horn Solutions contributed $6.8 million in revenue while the remaining Professional business declined $2.5 million (5.9%) versus the prior year.

Gross Profit:
 Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	April 2, 2023		March 27, 2022
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$11,347	42.4%	$9,971	42.6%
Professional	15,437	57.6%	13,460	57.4%
Total Gross Profit	$26,784	100.0%	$23,431	100.0%

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
Gross Profit Percentage by segment:
Real Estate	39.9%	38.5%
Professional	32.9%	31.6%
Company Gross Profit	35.6%	34.2%

Total company gross profit increased approximately $3.4 million (14.3%). As a percentage of revenue, gross profit increased to 35.6% from 34.2%, with both segments contributing to the increase.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $1.4 million (13.8%) in line with the increase in revenue, and a 17.3% increase in average spread.

Professional Gross Profit: Professional gross profit increased approximately $2.0 million (14.7%). Horn Solutions contributed $3.0 million in gross profit while the remaining Professional business declined $1.0 million (7.3%).

Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SGA") increased $3.5 million versus the prior year. While selling expenses are not separated from general and administrative expenses in the expense categories below, total selling expenses increased $2.7 million (approximately 78% of the $3.5 million increase) versus the prior year. Total selling expenses included $2.2 million related to Horn Solutions. Acquisition transaction fees increased $0.3 million versus the prior year.

	Thirteen Weeks Ended
	April 2, 2023		March 27, 2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$17,951	24%	$15,236	22%	$2,715	18%
Advertising and recruitment	594	1%	483	1%	111	1%
Occupancy and office operations	792	1%	797	1%	(5)	(1)%
Travel, meals and entertainment	331	—%	189	—%	142	75%
Software	1,485	2%	1,115	2%	370	33%
Liability insurance	265	—%	240	—%	25	10%
Professional fees	458	1%	421	1%	37	9%
Public company related costs	185	—%	173	—%	12	7%
Bad debt	79	—%	51	—%	28	55%
Share-based compensation	361	—%	211	—%	150	71%
Transaction fees	319	—%	—	—%	319	—%
Other	392	1%	801	1%	(409)	(51)%
Total	$23,212	31%	$19,717	29%	$3,495	18%

Depreciation and Amortization: Depreciation and amortization charges increased $0.9 million primarily due to amortization of intangible assets created by the Horn Solutions acquisition.

Impairment losses: At the February 2023 Board of Directors meeting, managements's plan to rebrand as BGSF was approved, which will eliminate the use of various trade names. The decision to rebrand created an impairment of $22.5 million in trade names, which was written-off during Fiscal 2023.

Interest Expense, net: Interest expense, net increased $0.9 million primarily due to debt related to the Horn Solutions acquisition, higher interest rates, and a higher average balance on the Revolving Facility (as defined below).

Income Tax: We recorded a tax benefit of approximately $5.5 million, primarily due to impairment losses on trade names versus a tax expense of approximately 0.5% million in 2022.

Use of Non-GAAP Financial Measures

We present Adjusted EBITDA (defined below), a measure that is not in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”), in this Quarterly Report to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under accounting principles generally accepted in the United States of America (“GAAP”) can provide alone. Our board and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreement are based on EBITDA, as defined in the credit agreement.

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, impairment losses, transaction fees, and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes, and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net (loss) income from continuing operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net (loss) income from continuing operations the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net (loss) income from continuing operations to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Thirteen Weeks Ended		Trailing Twelve Months Ended
	April 2, 2023	March 27, 2022	April 2, 2023
	(dollars in thousands)
(Loss) Income from continuing operations	$(16,466)	$2,008	$(7,002)
Income tax (benefit) expense from continuing operations	(5,464)	534	(2,553)
Interest expense, net	1,200	273	2,289
Operating (loss) income	(20,730)	2,815	(7,266)
Depreciation and amortization	1,757	899	4,911
Impairment losses	22,545	—	22,545
Share-based compensation	361	211	1,234
Transaction fees	319	—	600
Adjusted EBITDA from continuing operations	$4,252	$3,925	$22,024
Adjusted EBITDA % of revenue	5.6%	5.7%	7.3%

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our amended credit agreement with BMO, that provides for a revolving credit facility maturing July 16, 2024 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends, and contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	April 2, 2023	January 1, 2023
	(dollars in thousands)
Working capital	$47,395	$47,955

	Thirteen Weeks Ended
	April 2, 2023	March 27, 2022
	(dollars in thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$3,939	$(1,060)
Investing activities	(745)	28,262
Financing activities	(3,124)	(27,963)
Net change in cash and cash equivalents discontinued operations	—	649
Net change in cash and cash equivalents	$70	$(112)

Operating Activities

Cash provided by operating activities consists of net (loss) income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, impairment losses, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued payroll and expenses, and income taxes payable.

During Fiscal 2023, net cash provided by continuing operating activities was $3.9 million an increase of $5.0 million compared with net cash used in continuing operating activities of $1.1 million for Fiscal 2022. This increase is primarily attributable to payments received on account receivable, and prior year payments of deferred employer FICA for the CARES Act in other current liabilities, partially offset by a decrease in income taxes payable.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired, cash received for businesses sold, and capital expenditures.

In Fiscal 2023, we made capital expenditures of $0.7 primarily related to continued information technology improvements. In Fiscal 2022, we received $30.3 million in connection to the sale of InStaff and made capital expenditures of $2.1 related to the information technology improvement project.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2023, we disbursed $1.6 million in cash dividends on our common stock, we paid down $1.0 million on the Term Loan, and reduced our Revolving Facility $0.6 million. For Fiscal 2022, we paid down $26.9 million on the Term Loan, disbursed $1.6 million in cash dividends on our common stock, and made payments of $1.1 million of contingent consideration related to the Momentum acquisition. We borrowed $1.4 million on our Revolving Facility for increased working capital needs.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for the Revolving Facility permitting us to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded and repaid. We also had the option to request an increase in in the aggregate Term Loan by $40 million, which was done in connection with the Horn Solutions acquisition. The Credit Agreement bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin through August 17, 2022 (as such terms are defined in the Credit Agreement). We pay an unused commitment fee on the daily average unused amount of Revolving Facility.

On August 18, 2022, we entered into an amendment to the Credit Agreement (as amended, the “Amended Credit Agreement”) which changed the interest rate component from LIBOR to the SOFR, plus the Applicable Margin.

In connection with the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions” of our unaudited consolidated financial statements), we borrowed $40 million, as noted above, pursuant to a second amendment to the credit agreement (“Second Credit Amendment”). Our obligations under the Second Credit Amendment are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Second Credit Amendment bears interest either at the Base Rate plus the Applicable Margin or Adjusted Term SOFR plus the Applicable Margin (as such terms are defined in the Second Credit Amendment), with 2.5% of the original principal balance of the New Term Loan payable on the last business day of each quarter, beginning on March 31, 2023.

At closing of the Arroyo Consulting acquisition, $6.8 million of the closing price was paid from available funds under our credit agreement with BMO.

The Second Credit Amendment contains customary affirmative and negative covenants. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio as defined in the Second Credit Amendment. We were in compliance with these covenants as of April 2, 2023.

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of April 2, 2023, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 for a more detailed discussion of our critical accounting policies.

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

Revenue Recognition

We derive our revenues from continuing operations in Real Estate and Professional segments. We provide workforce solutions, placement services, and managed services. Revenues are recognized when promised workforce solutions are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We recognize revenue through the following types of services: workforce solutions, contingent placements, retained search placements, and managed services.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended April 2, 2023, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely. We are continually monitoring and assessing the impact of the ongoing situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (our “2022 Form 10-K”), and filed with the SEC on March 16, 2023, and in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2022 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

We are subject to risks related to our international operations that could adversely affect our financial condition and results of operations.

We conduct a portion of our business outside of the U.S. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:

•changing economic conditions in foreign markets, including as a result of inflation and increases in the cost of labor;
•political instability, labor disputes, government corruption, civil unrest;
•potential disruption from wars and military conflicts;
•the possibility of nationalization, expropriation, confiscatory taxation, or other similar government action;
•the potential inability to repatriate cash for needs in the U.S., either at all or without incurring significant income tax and earnings consequences;
•heightened counterparty and internal control risks associated with overseas operations;
•the effect of foreign income taxes, value-added taxes, and withholding taxes, including the inability to recover amounts owed to us by a government authority without extended proceedings or at all;
•the effect of the U.S. tax treatment of foreign source income and losses, and other restrictions on the flow of capital between countries;
•legal and regulatory constraints, including the imposition of tariffs, trade restrictions, price, profit, or other government controls, labor laws, immigration restrictions, travel restrictions, or import and export laws;
•currency fluctuations and exchange controls that may limit or eliminate our ability to convert from local currency;
•difficulties in hiring and retaining qualified employees;
•difficulty in enforcing contractual and intellectual property and other rights;
•potential lack of well-established or reliable or impartial legal systems;
•foreign currency exchange rate risks; and
•challenges relating to enforcement of or compliance with local laws and regulations and with U.S. laws affecting operations outside of the U.S., including without limitation, the U.S. Foreign Corrupt Practices Act.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1††
Asset Purchase Agreement, dated as of February 28, 2022, between BGSF, Inc., Sentech Engineering Services, Inc., and Jobandtalent Holding Limited (incorporated by reference from the registrant's Current Report on Form 8-K filed on March 1, 2022)

2.2††
Asset Purchase Agreement, dated as of December 12, 2022, by and between BG Professional LLC, Horn Solutions, Inc., Horn Solutions Dallas, LLC, and Gary Horn (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 14, 2022)

2.3††
Asset Purchase Agreement, dated as of April 24, 2023, by and between BGSF Professional, LLC, Arroyo Consulting LLC, Luis Fernando Sanchez, and Maureen E. Herrera (incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 26, 2023)

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
3.2	Certificate of Amendment to Certificate of Incorporation of BGSF, Inc. (incorporated by reference from the registrant's Current Report on Form 8-K filed on February 12, 2021).
3.3	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013).
10.1	Form of Indemnification Agreement for director and executive officers of BGSF, Inc. (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 4, 2014)
10.2**
Executive Employment Agreement, dated as of March 3, 2023, between B G Staff Services, Inc. and John Barnett (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 9, 2023)

10.3**
Amended Executive Employment Agreement, dated as of March 3, 2023, between BGSF, Inc., B G Staff Services, Inc. and Dan Hollenbach (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 9, 2023)

10.4*	Third Amendment to Credit Agreement, by and among BGSF, Inc., the Guarantors party hereto and BMO Harris Bank N.A, as administrative agent for the Lenders and as a lender.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Compensatory plan of arrangement
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
††	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BGSF, INC.

/s/ Beth Garvey
Name:	Beth Garvey
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ John Barnett
Name:	John Barnett
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 10, 2023