Form 10-Q
period 2023-07-02
BGSF, INC.
filed 2023-08-09
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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

As of as of August 8, 2023 there were 10,853,618 shares of the registrant’s common stock outstanding.

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
•insurance coverage may not be adequate for our needs (including but not limited to general liability, crime, fiduciary, property, umbrella and excess, and cybersecurity);
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 2, 2023	January 1, 2023
ASSETS
Current assets
Cash and cash equivalents	$660	$—
Accounts receivable (net of allowance for credit losses of $558, respectively)	61,745	66,285
Prepaid expenses	2,511	2,418
Other current assets	4,517	7,459
Total current assets	69,433	76,162

Property and equipment, net	1,623	2,081

Other assets
Deposits	2,625	2,616
Other assets, net	5,196	4,411
Deferred income taxes, net	7,483	2,196
Right-of-use asset - operating leases	4,469	4,462
Intangible assets, net	33,156	47,552
Goodwill	58,453	55,193
Total other assets	111,382	116,430
Total assets	$182,438	$194,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Long-term debt, current portion	$4,000	$4,000
Accrued interest	537	273
Accounts payable	73	587
Accrued payroll and expenses	17,286	19,171
Contingent consideration, current portion	3,657	1,081
Lease liability, current portion	1,770	1,842
Other current liabilities	1,200	1,000
Income taxes payable	157	253
Total current liabilities	28,680	28,207

Line of credit (net of deferred finance fees of $232 and $259 respectively)	24,768	22,303
Long-term debt, less current portion	34,000	36,000
Contingent consideration, less current portion	3,184	—
Convertible note	4,368	4,368
Lease liability, less current portion	3,040	3,049
Other long-term liabilities	10	10
Total liabilities	98,050	93,937

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 10,838,776 and 10,772,515 shares issued and outstanding, respectively, net of treasury stock, at cost,1,845 shares, respectively.	70	70
Additional paid in capital	67,761	67,003
Retained earnings	16,557	33,663
Total stockholders’ equity	84,388	100,736
Total liabilities and stockholders’ equity	$182,438	$194,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share and dividend amounts)

For the Thirteen and Twenty-six Week Periods Ended July 2, 2023 and June 26, 2022

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2023	2022	2023	2022
Revenues	$80,800	$74,089	$156,116	$142,631
Cost of services	51,226	49,030	99,758	94,141
Gross profit	29,574	25,059	56,358	48,490
Selling, general and administrative expenses	22,584	19,898	45,796	39,614
Impairment losses	—	—	22,545	—
Depreciation and amortization	1,940	922	3,696	1,821
Operating income (loss)	5,050	4,239	(15,679)	7,055
Interest expense, net	(1,502)	(69)	(2,703)	(343)
Income (loss) from continuing operations before income taxes	3,548	4,170	(18,382)	6,712
Income tax (expense) benefit from continuing operations	(944)	(986)	4,520	(1,521)
Income (loss) from continuing operations	2,604	3,184	(13,862)	5,191
Income from discontinued operations:
Income	—	—	—	1,235
(Loss) gain on sale	—	(8)	—	17,266
Income tax expense	—	—	—	(4,716)
Net income (loss)	$2,604	$3,176	$(13,862)	$18,976

Change in unrealized losses on cash flow hedges:	—	—	—	(58)
Other comprehensive loss	—	—	—	(58)
Net comprehensive income (loss)	$2,604	$3,176	$(13,862)	$18,918

Net income (loss) per share - basic:
Net income (loss) from continuing operations	$0.24	$0.30	$(1.29)	$0.50
Net income from discontinued operations:
Income	—	—	—	0.12
Gain on sale	—	—	—	1.65
Income tax expense	—	—	—	(0.45)
Net income (loss) per share - basic	$0.24	$0.30	$(1.29)	$1.82

Net income (loss) per share - diluted:
Net income (loss) from continuing operations	$0.24	$0.30	$(1.29)	$0.50
Net income from discontinued operations:
Income	—	—	—	0.12
Gain on sale	—	—	—	1.65
Income tax expense	—	—	—	(0.45)
Net income (loss) per share - diluted	$0.24	$0.30	$(1.29)	$1.82

Weighted-average shares outstanding:
Basic	10,759	10,472	10,731	10,451
Diluted	10,770	10,514	10,731	10,500

Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Twenty-six Week Period Ended July 2, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Stockholders’ equity, January 1, 2023	—	10,772	$108	$(38)	$67,003	$33,663	$—	$100,736
Share-based compensation	—	—	—	—	361	—	—	361
Issuance of restricted shares	—	23	—	—	—	—	—	—
Issuance of ESPP shares	—	11	—	—	145	—	—	145
Cash dividend declared	—	—	—	—	—	(1,618)	—	(1,618)
Net loss	—	—	—	—	—	(16,466)	—	(16,466)
Stockholders’ equity, April 2, 2023	—	10,806	108	(38)	67,509	15,579	—	83,158

Share-based compensation	—	—	—	—	75	—	—	75
Issuance of restricted shares	—	11	—	—	—	—	—	—
Issuance of ESPP shares	—	17	—	—	147	—	—	147
Exercise of common stock options	—	5	—	—	30	—	—	30
Cash dividend declared	—	—	—	—	—	(1,626)	—	(1,626)
Net income	—	—	—	—	—	2,604	—	2,604
Stockholders’ equity, July 2, 2023	—	10,839	$108	$(38)	$67,761	$16,557	$—	$84,388

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Twenty-six Week Period Ended June 26, 2022

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Stockholders’ equity, December 26, 2021	—	10,425	$104	$(38)	$61,876	$14,592	$58	$76,592
Share-based compensation from continuing operations	—	—	—	—	211	—	—	211
Share-based compensation from discontinued operations	—	—	—	—	8	—	—	8
Fully vested shares related to the sale of discontinued operations	—	—	—	—	35	—	—	35
Issuance of restricted shares	—	6	—	—	—	—	—	—
Issuance of ESPP shares	—	14	—	—	169	—	—	169
Cash dividend declared	—	—	—	—	—	(1,565)	—	(1,565)
Net income	—	—	—	—	—	15,800	—	15,800
Other comprehensive loss	—	—	—	—	—	—	(58)	(58)
Stockholders’ equity, March 27, 2022	—	10,445	104	(38)	62,299	28,827	—	91,192
Share-based compensation from continuing operations	—	—	—	—	243	—	—	243
Share issuance cost	—	—	—	—	(11)	—	—	(11)
Issuance of restricted shares	—	13	—	—	—	—	—	—
Issuance of ESPP shares	—	23	1	—	249	—	—	250
Exercise of common stock options	—	1	—	—	6	—	—	6
Cash dividend declared	—	—	—	—	—	(1,572)	—	(1,572)
Net income	—	—	—	—	—	3,176	—	3,176
Stockholders’ equity, June 26, 2022	—	10,482	$105	$(38)	$62,786	$30,431	$—	$93,284

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Twenty-six Week Periods Ended July 2, 2023 and June 26, 2022

	2023	2022
Cash flows from operating activities
Net (loss) income	$(13,862)	$18,976
(Income) from discontinued operations	—	(1,235)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	238	313
Amortization	3,458	1,508
Gain on sale of discontinued operations	—	(17,266)
Impairment losses	22,545	—
Loss on disposal of property and equipment	—	2
Amortization of deferred financing fees	92	139
Interest expense on contingent consideration payable	202	85
Provision for credit losses	321	133
Share-based compensation	436	454
Deferred income taxes, net of acquired deferred tax liability	(5,287)	1,215
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,672	(2,131)
Prepaid expenses	(93)	533
Other current assets	2,572	(116)
Deposits	(9)	937
Other assets	362	321
Accrued interest	264	(22)
Accounts payable	(1,515)	207
Accrued payroll and expenses	(5,033)	(511)
Other current liabilities	—	(2,084)
Income taxes receivable and payable	274	(132)
Operating leases	(88)	(51)
Other long-term liabilities	—	(58)
Net cash provided by continuing operating activities	12,549	1,217
Net cash used in discontinued operating activities	—	(2,274)
Net cash provided by (used in) operating activities	12,549	(1,057)

Cash flows from investing activities
Businesses acquired, net of cash received	(6,740)	—
Business sold	—	30,305
Capital expenditures	(1,490)	(3,530)
Net cash (used in) provided by continuing investing activities	(8,230)	26,775
Net cash used in discontinued investing activities	—	(26)
Net cash (used in) provided by activities	(8,230)	26,749

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the Twenty-six Week Periods Ended July 2, 2023 and June 26, 2022

	2023	2022
Cash flows from financing activities
Net borrowings under line of credit	2,438	4,935
Principal payments on long-term debt	(2,000)	(26,862)
Payments of dividends	(3,244)	(3,137)
Issuance of ESPP shares	292	419
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement costs, net of exercises	30	(5)
Contingent consideration paid	(1,110)	(1,110)
Deferred financing costs	(65)	—
Net cash used in continuing financing activities	(3,659)	(25,760)
Net change in cash and cash equivalents	660	(67)
Cash and cash equivalents, beginning of period	—	112
Cash and cash equivalents, end of period	$660	$45

Supplemental cash flow information:
Cash paid for interest, net	$2,036	$29
Cash paid for taxes, net of refunds	$484	$5,113
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. provides consulting, managed services, and professional workforce solutions to a variety of industries through its various divisions in information technology (“IT”), Finance & Accounting, Managed Services, and Real Estate (apartment communities and commercial buildings) (collectively, the “Company”).

On March 21, 2022, the Company completed the sale of substantially all its Light Industrial segment (“InStaff”) assets to Jobandtalent, through the wholly-owned subsidiary, Sentech Engineering Services, Inc. Instaff's financial results for reported periods have been reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows as discontinued operations. See “Note 4 - Discontinued Operations” in the Consolidated Financial Statements included elsewhere in this report for additional information.

On December 12, 2022, the Company acquired substantially all of the assets, and assumed certain of the liabilities of Horn
Solutions, Inc. and Horn Solutions Dallas, LLC (collectively “Horn Solutions”). See “Note 3- Acquisitions.”

On April 24, 2023, the Company acquired substantially all of the assets and assumed certain of the liabilities of Arroyo Consulting, LLC ("Arroyo Consulting"), which is a nearshore/offshore workforce solutions firm that specializes in IT and software development with operations in the United States, Colombia, and India. See “Note 3- Acquisitions.”

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

The Professional segment provides specialized talent and business consultants on a nationwide basis for IT, managed services, finance, accounting, legal, and human resources. The Professional segment operates through three divisions, IT, Managed Services, and Finance & Accounting.

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of July 2, 2023 and January 1, 2023, and include the thirteen and twenty-six week periods ended July 2, 2023 and June 26, 2022, referred to herein as Fiscal 2023 and 2022, respectively.

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

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets, convertible debt, and contingent consideration. The carrying values of cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. (“BMO”) that provides for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable from continuing operations as of July 2, 2023 and January 1, 2023 or revenue from continuing operations for the twenty-six week periods ended July 2, 2023 and June 26, 2022. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2023 and the related percentage for Fiscal 2022 was generated in the following areas:

	Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022
Tennessee	11%	11%
Texas	27%	23%

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

Changes in the allowance for credit losses from continuing operations are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Beginning balance	$558	$449	$558	$449
Provision for credit losses, net	242	82	321	133
Amounts written off, net	(242)	(82)	(321)	(133)
Ending balance	$558	$449	$558	$449

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $5.1 million and $4.9 million at July 2, 2023 and January 1, 2023, respectively. During the twenty-six week period ended July 2, 2023, $1.0 million was reclassified to Other assets and Intangible assets from Property and equipment, primarily related to continued information technology improvements.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $2.4 million, which are included in deposits in the accompanying consolidated balance sheets, as of July 2, 2023 and January 1, 2023, respectively.

Other Assets

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, and are reported as a component of Other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Other assets are stated net of accumulated amortization of $1.6 million and $1.2 million at July 2, 2023 and January 1, 2023, respectively. During the twenty-six week period ended July 2, 2023, the Company added $0.4 million and reclassified $0.8 million to Other assets from Property and equipment, primarily related to continued information technology improvements.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2023 or Fiscal 2022.

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

The Company capitalizes purchased software and internal payroll costs directly incurred in the modification of internal use software. During the twenty-six week period ended July 2, 2023, the Company added $0.5 million and reclassified $0.2 million to Intangible assets from Property and equipment, primarily related to continued information technology improvements. Software maintenance and training costs are expensed in the period incurred.

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

At the February 2023 Board of Directors meeting, managements's plan to rebrand as BGSF was approved, which will eliminate various trade names. The decision to rebrand created an impairment of $22.5 million in trade names, which was written-off during the first quarter of Fiscal 2023. There were no impairment indicators for these assets during Fiscal 2022. See “Note 7 - Intangible Assets.”

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
Revenue Recognition

The Company derives its revenues from continuing operations in Real Estate and Professional segments. The Company provides workforce solutions, placement services, and managed services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues from continuing operations as presented on the consolidated statements of operations and comprehensive income (loss) represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of July 2, 2023. There were no revenues recognized during the thirteen and twenty-six week periods ended July 2, 2023 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen and twenty-six week periods ended July 2, 2023.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Weighted-average number of common shares outstanding:	10,759	10,472	10,731	10,451
Effect of dilutive securities:
Stock options and restricted stock	11	42	—	49
Weighted-average number of diluted common shares outstanding	10,770	10,514	10,731	10,500

Stock options and restricted stock	793	387	543	387
Convertible note	255	—	255	—
Antidilutive shares	1,048	387	798	387

Income Taxes

The consolidated effective tax rates were 26.6% and 24.6% for the thirteen and twenty-six week periods ended July 2, 2023, respectively. The consolidated rates were 23.7% and 24.7% for the thirteen and twenty-six week periods ended June 26, 2022, respectively. Effective tax rates for all periods consist of federal statutory rate plus state income taxes. The higher effective tax rate for the thirteen period ended July 2, 2023 is primarily due to greater state taxes.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of July 2, 2023, the Company has a $3.3 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million. Additionally, there was a $5.2 million increase to the deferred tax assets related to the $22.5 million in impairment losses as of July 2, 2023.

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

The Company recognizes any penalties and interest when necessary as part of selling, general and administrative expenses. As of July 2, 2023, goodwill with an adjusted tax basis of $48.7 million is remaining to be amortized for tax purposes. As a matter of operation, we first calculated the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company follows the guidance ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these pronouncements will not have a material effect on the Company's consolidated financial statements.

NOTE 3 - ACQUISITIONS

Horn Solutions

On December 12, 2022, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Horn Solutions. The purchase price of $42.7 million was paid at closing with $33.9 million in cash and $3.4 million of the Company common stock (254,455 shares of the Company common stock privately placed under Section 4(a)(2) of the Securities Act of 1933, as amended), as well as a two-year convertible promissory note of $4.4 million with an annual interest rate of 6%, with interest paid quarterly. The promissory note is convertible into shares of the Company's common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share. The promissory note is subordinate to the Company’s senior debt. An additional portion of the purchase price, $1.0 million in cash was held back as partial security for a post-closing purchase price adjustment. The asset purchase agreement contained a provision for a “true-up” of acquired working capital within 120 days after the closing date. In May 2023, the hold back and true-up were paid, adjusting businesses acquired by $0.1 million in goodwill. The purchase price at closing was paid out of funds under the Company's credit agreement led by BMO, see “Note 9 - Debt”.

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

For the thirteen week period ended July 2, 2023, Horn Solutions contributed $6.4 million of revenue and $0.2 million of operating loss, which included $0.9 million in amortization expense on acquisition intangibles. For the twenty-six week period ended July 2, 2023, Horn operations contributed $13.2 million of revenue and $0.4 million of operating loss, which included $1.7 million in amortization expense on acquisition intangibles. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows (in thousands):

Accounts receivable	$3,734
Prepaid expenses and other assets	118
Property and equipment, net	83
Right-of-use asset - operating leases	1,528
Intangible assets	13,484
Goodwill	26,493
Current liabilities assumed	(1,787)
Lease liability - operating leases	(1,528)
Total net assets acquired	$42,125

Cash	$33,940
Hold back	1,000
Convertible note	4,368
Common stock	3,351
Working capital adjustment	(534)
Total fair value of consideration transferred for acquired business	$42,125

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$50	5 years
Client partner list	13,434	10 years
Total	$13,484

The Company incurred total costs of $0.4 million related to the Horn Solutions acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Arroyo Consulting

On April 24, 2023, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Arroyo Consulting for cash consideration of $6.8 million. $0.4 million was held back for certain post-closing liabilities and $0.9 million was held back for one year as partial security for any indemnification obligations. The purchase agreement further provides for contingent consideration of up to $8.5 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase price at closing was paid out of funds under the Company's credit agreement led by BMO, see “Note 9 - Debt”. The purchase agreement contained a provision for a “true up” of acquired working capital within 120 days after the closing date.

The acquired business was assigned to the Professional segment. The acquisition of Arroyo Consulting allows the Company to strengthen the go-to-market cross-selling efforts providing clients a cost effective alternative offering nearshore and offshore IT resources. Arroyo Consulting provides nearshore and offshore professional workforce solutions specializing in IT and software development with operations in the United States, Colombia, and India.

For the thirteen week period ended July 2, 2023, Arroyo Consulting contributed $4.1 million of revenue and $1.0 million of operating income, which included $0.2 million in amortization expense on acquisition intangibles. The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows (in thousands):

Accounts receivable	$3,452
Property and equipment, net	170
Right-of-use asset - operating lease	141
Intangible assets	11,315
Goodwill	2,879
Current liabilities assumed	(2,471)
Lease liabilities - operating leases	(141)
Total net assets acquired	$15,345

Cash	$6,800
Hold back, working capital*	$350
Hold back, indemnities*	$850
Working capital adjustment*	$677
Fair value of contingent consideration	$6,668
Total fair value of consideration transferred for acquired business	$15,345
*Included in Other current liabilities

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$298	5 years
Client partner list	11,017	10 years
Total	$11,315

The Company incurred costs of $0.5 million related to the Arroyo Consulting acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net income from continuing operations of the Horn Solutions and Arroyo Consulting acquisition had taken place on the first day of Fiscal 2022 (in thousands, except income per share):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	#SHEET!	#SHEET!	#SHEET!	June 26, 2022
Revenues	$82,428	$86,696	$162,919	$166,219
Gross profit	$30,026	$30,678	$58,527	$58,772
Net income (loss)	$2,755	$4,751	$(12,933)	$7,004
Income (loss) per share from continuing operations:
Basic	$0.26	$0.45	$(1.21)	$0.67
Diluted	$0.26	$0.45	$(1.21)	$0.67

Pro forma net income (loss) includes amortization of primarily client partner lists, interest expense on additional borrowings on the New Term Loan and the Revolving Facility (see “Note 9 - Debt”) at a rate of 2.5%. The tax benefit of the pro forma adjustments at effective tax rates of 26.6% and 24.6% for the thirteen and twenty-six week periods ended July 2, 2023, respectively, and effective tax rates of 23.7% and 24.7% for the thirteen and twenty-six week periods ended June 26, 2022, respectively. The pro forma operating results include adjustments to Horn Solutions and Arroyo Consulting related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Horn Solutions and Arroyo Consulting acquisitions taken place on the first day of Fiscal 2022 or the results that may be achieved by the combined enterprise in the future.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - DISCONTINUED OPERATIONS

On March 21, 2022, the Company sold substantially all of the assets and certain liabilities of InStaff to Sentech Engineering Services, Inc. (“Sentech”) for a sale price of approximately $30.3 million cash, subject to customary sales price and working capital adjustments specified in the purchase agreement. The purchase agreement provided for deferred consideration of $2.0 million, which was received April 3, 2023. The sale resulted in an original pre-tax gain on sale of discontinued operations of $17.3 million, with an additional gain of $0.4 million recognized as part of the net working capital adjustment in October 2022.

The InStaff financial results for periods prior to the sale have been reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows as discontinued operations.

The financial results of InStaff are as follows (in thousands):

Twenty-six Weeks Ended
June 26, 2022
Revenue	$16,465
Cost of services	14,144
Gross profit	2,321
Selling expenses	1,062
Depreciation	24
Income from discontinued operations before gain on sale and income taxes	$1,235

NOTE 5 - OTHER CURRENT ASSETS

Other current assets as of July 2, 2023 and January 1, 2023 consist of the following (in thousands):

	July 2, 2023	January 1, 2023
CARES Act receivable	$2,368	$2,368
Deferred consideration - See “Note 4 - Discontinued Operations”	—	2,000
Income tax receivable	1,297	1,667
Other	852	1,424
Total	$4,517	$7,459

NOTE 6 - LEASES

The Company's future operating lease obligations that have not yet commenced are immaterial. Short-term leases were immaterial. The Company had $0.5 million from continuing operations in operating lease costs for the thirteen week periods ended July 2, 2023 and June 26, 2022, respectively. The Company had $1.0 million from continuing operations in operating lease expense for the twenty-six week periods ended July 2, 2023 and June 26, 2022, respectively.

The supplemental balance sheet information related to the Company's operating leases were as follows:

	July 2, 2023	January 1, 2023
Weighted average remaining lease term of operation leases	3.4 years	3.3 years
Weighted average discount rate for continuing operating leases	5.7%	5.2%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The supplemental cash flow information related to the Company's operating leases were as follows (dollars in thousands):

	Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022
Cash paid for operating leases	$1,115	$1,081
Right-of -use assets obtained in exchange for new operating lease liabilities	$917	$48

The undiscounted annual future minimum lease payments consist of the following at (in thousands):

		July 2, 2023
2023	(remaining)	$1,035
2024		1,782
2025		1,014
2026		615
2027		575
Thereafter		294
Total lease payments		5,315
Imputed interest		(505)
Present value of lease liabilities		$4,810

NOTE 7 - INTANGIBLE ASSETS

Intangible assets from continuing operations are stated net of accumulated amortization of $46.7 million and $44.6 million at July 2, 2023 and January 1, 2023, respectively. During the second quarter of Fiscal 2023, the Company reevaluated the Horn Solutions client partner list, reclassifying $0.4 million reducing the carrying value of the client lists and increasing $0.4 million to goodwill. Amortization expense from continuing operations for Fiscal 2023 and Fiscal 2022 are comprised of following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Client partner lists	$1,482	$488	$2,788	$990
Covenant not to compete	67	55	123	110
Acquisition intangibles	1,549	543	2,911	1,100
Computer software - amortization expense	280	227	547	408
Amortization expense	1,829	770	3,458	1,508
Computer software - selling, general and administrative expense	—	39	—	78
Total expense	$1,829	$809	$3,458	$1,586

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses from continuing operations consist of the following at (in thousands):

	July 2, 2023	January 1, 2023
Field talent payroll	$6,205	$6,923
Field talent payroll related	1,371	941
Accrued bonuses and commissions	2,861	5,740
Other	6,849	5,567
Accrued payroll and expenses	$17,286	$19,171

NOTE 9 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for the revolving facility (the "Revolving Facility") permitting the Company to borrow funds from time to time in an aggregate amount up to $35.0 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded and repaid. The Company also had the option to request an increase in the aggregate Term Loan by $40.0 million, which was done in connection with the Horn Solutions acquisition. The Company’s obligations under the Credit Amendment are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin through August 17, 2022 (as such terms are defined in the Credit Agreement). The Company pays an unused commitment fee on the daily average unused amount of Revolving Facility.

On August 18, 2022, the Company entered into an amendment to the Credit Agreement with BMO, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), plus the Applicable Margin (as such terms are defined in the amended credit agreement).

In connection with the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”), the Company exercised the option to borrow $40.0 million, as noted above, pursuant to a second amendment to the Credit Agreement (“Second Credit Amendment”). The Second Credit Amendment requires 2.5% of the original principal balance of the New Term Loan payable on the last business day of each quarter, beginning on March 31, 2023.

On April 24, 2023, in connection with the acquisition of Arroyo Consulting, the Company entered into a Third Amendment to the Credit Agreement (“Third Credit Amendment”) with BMO. The Third Credit Amendment revised language to permit an acquisition of a foreign entity under certain circumstances and modified the terms of permitted distributions and guarantors.

On May 19, 2023, the Company entered into a Fourth Amendment to the Credit Agreement (“Fourth Credit Amendment”). The Fourth Credit Amendment increased the Revolving Facility by $6.0 million to an aggregate amount up to $41.0 million.

The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as such terms are defined in the amended Second Credit Amendment). The Company was in compliance with the customary affirmative and negative covenants as of July 2, 2023.

Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of July 2, 2023, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of July 2, 2023.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Line of Credit

At July 2, 2023 and January 1, 2023, $25.0 million and $22.6 million respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended July 2, 2023 and June 26, 2022 was $25.4 million and $13.8 million, respectively. Average daily balance for the twenty-six week periods ended July 2, 2023 and June 26, 2022 was $23.0 million and $14.5 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	July 2, 2023		January 1, 2023
Base Rate	$—	—%	$2,562	8.25%
SOFR	5,000	7.49%	—	—%
SOFR	20,000	7.45%	20,000	6.45%
Total	$25,000		$22,562

Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	July 2, 2023		January 1, 2023
SOFR	$38,000	7.50%	$40,000	6.72%

Convertible Note

At July 2, 2023 and January 1, 2023, the Company had a two-year convertible promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”). The promissory note is convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share. The promissory note is subordinate to the Company’s senior debt.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	July 2, 2023	January 1, 2023
Convertible note	Convertible note	Level 2	$4,368	$4,368
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$6,841	$1,081

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The change in the Level 3 fair value measurements from January 1, 2023 to July 2, 2023 relates primarily to an increase from the Arroyo Consulting acquisition, including $0.2 million in accretion, offset by a $1.1 million payment for Momentum Solutionz acquisition.

Key inputs in determining the fair value of the contingent consideration as of July 2, 2023 and January 1, 2023 included discount rates of approximately 16% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

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

Restricted Stock

The Company issued restricted common stock of 34,112 and 19,434 shares to team members and non-team member (non-employee) directors in Fiscal 2023 and Fiscal 2022, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 13 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended July 2, 2023 and June 26, 2022, the Company recognized $0.1 million of compensation expense from continuing operations related to stock options. For the twenty-six week periods ended July 2, 2023 and June 26, 2022, the Company recognized $0.2 million and $0.3 million, respectively, of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense from continuing operations as of July 2, 2023 amounted to $0.9 million which is expected to be recognized over the next 2.4 years. As of July 2, 2023, a total of 1.0 million shares remain available for issuance under 2013 Plan.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at January 1, 2023	821,679	$16.08	6.4	$1,907
Granted	22,970	$11.84
Exercised	(4,800)	$6.25
Forfeited / Canceled	(8,000)	$11.91
Options outstanding at July 2, 2023	831,849	$16.06	6.1	$108

Options exercisable at January 1, 2023	573,863	$17.50	5.4	$1,164
Options exercisable at July 2, 2023	577,128	$17.75	5.0	$108

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at January 1, 2023	247,816	$7.64
Nonvested outstanding at July 2, 2023	254,721	$7.35

Restricted Stock

For the thirteen week periods ended July 2, 2023 and June 26, 2022, the Company recognized $0.1 million of compensation expense related to restricted stock awards, respectively. For the twenty-six week periods ended July 2, 2023 and June 26, 2022, the Company recognized $0.3 million and $0.2 million of compensation expense related to restricted stock awards, respectively. Unamortized share-based compensation expense as of July 2, 2023 amounted to $0.7 million which is expected to be recognized over the next 1.7 years.

NOTE 14 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.5 million and $0.4 million from continuing operations to the 401(k) Plan for the thirteen week periods ended July 2, 2023 and June 26, 2022, respectively. The Company contributed $1.0 million and $0.9 million from continuing operations to the 401(k) Plan for the twenty-six week periods ended July 2, 2023 and June 26, 2022, respectively.

NOTE 15 - BUSINESS SEGMENTS

The Company has continuing operations in two industry segments Real Estate and Professional.

Segment income (loss) from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, property and equipment, deferred income taxes, and other assets.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of revenue and income (loss) from continuing operations by reportable segment to consolidated results for the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Revenue:
Real Estate	$31,071	$29,980	$59,477	$55,896
Professional	49,729	44,109	96,639	86,735
Total	$80,800	$74,089	$156,116	$142,631
Depreciation:
Real Estate	$33	$47	$68	$95
Professional	67	89	143	185
Home office	11	16	27	33
Total	$111	$152	$238	$313

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Amortization:
Professional	$1,549	$543	$2,911	$1,100
Home office	280	227	547	408
Total	$1,829	$770	$3,458	$1,508
Operating income (loss):
Real Estate	$5,774	$4,817	$10,464	$8,852
Professional - without impairment losses	3,786	3,817	6,413	7,286
Professional - impairment losses	—	—	(22,545)	—
Home office	(4,510)	(4,395)	(10,011)	(9,083)
Total	$5,050	$4,239	$(15,679)	$7,055

Capital expenditures:
Real Estate	$21	$45	$53	$53
Professional	184	26	232	50
Home office	540	1,409	1,205	3,427
Total	$745	$1,480	$1,490	$3,530

	July 2, 2023	January 1, 2023
Total Assets:
Real Estate	$29,681	$29,302
Professional	125,528	141,018
Home office	27,229	24,353
Total	$182,438	$194,673

NOTE 16 - SUBSEQUENT EVENTS

Dividend

On August 9, 2023, the Company's Board of Directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on August 28, 2023 to all shareholders of record as of the close of business on August 21, 2023.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Overview

We provide consulting, managed services, and professional workforce solutions to a variety of industries through our various divisions in information technology (“IT”), Finance & Accounting, Managed Services, and Real Estate (apartment communities and commercial buildings).

On March 21, 2022, we sold substantially all of the assets and certain liabilities of InStaff to Sentech Engineering Services, Inc. for a sale price of approximately $30.3 million cash at closing and an additional $2 million one year following the date of the acquisition. See “Note 4 — Discontinued Operations” of our unaudited consolidated financial statements.

On December 12, 2022, we acquired substantially all of the assets, and assumed certain of the liabilities of Horn Solutions, Inc. and Horn Solutions Dallas, LLC (collectively “Horn Solutions”), which offers consulting, project loan staff, interim staff, direct hire, and managed services. At closing, we exercised the option to borrow $40 million in a second amendment to the Credit Agreement with BMO Harris Bank, N.A. (“BMO”). See “Note 3 — Acquisitions” of our our unaudited consolidated financial statements.

On April 24, 2023, we acquired substantially all of the assets and assumed certain of the liabilities of Arroyo Consulting, LLC (“Arroyo Consulting”), which is a nearshore and offshore workforce solutions firm that specializes in IT and software development with operations in the United States, Colombia, and India. At closing, $6.8 million of the closing price was paid with proceeds from our Credit Agreement with BMO. See “Note 3 — Acquisitions” of our our unaudited consolidated financial statements.

We currently operate primarily within the United States of America in our Real Estate and Professional segments.

Our Real Estate segment provides office and maintenance field talent to various apartment communities and commercial buildings in 37 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

Our Professional segment provides specialized talent and business consultants on a nationwide basis for IT, managed services, finance, accounting, legal, and human resources. The Professional segment operates through three divisions, IT, Managed Services, and Finance & Accounting.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
	(dollars in thousands)
Revenues	$80,800	$74,089	$156,116	$142,631
Cost of services	51,226	49,030	99,758	94,141
Gross profit	29,574	25,059	56,358	48,490
Selling, general and administrative expenses	22,584	19,898	45,796	39,614
Impairment losses	—	—	22,545	—
Depreciation and amortization	1,940	922	3,696	1,821
Operating income (loss)	5,050	4,239	(15,679)	7,055
Interest expense, net	(1,502)	(69)	(2,703)	(343)
Income (loss) from continuing operations before income taxes	3,548	4,170	(18,382)	6,712
Income tax (expense) benefit from continuing operations	(944)	(986)	4,520	(1,521)
Income (loss) from continuing operations	2,604	3,184	(13,862)	5,191
Income from discontinued operations:
Income	—	—	—	1,235
(Loss) gain on sale	—	(8)	—	17,266
Income tax expense	—	—	—	(4,716)
Net income (loss)	$2,604	$3,176	$(13,862)	$18,976

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	63.4%	66.2%	63.9%	66.0%
Gross profit	36.6%	33.8%	36.1%	34.0%
Selling, general and administrative expenses	28.0%	26.9%	29.3%	27.8%
Impairment losses	—%	—%	14.4%	—%
Depreciation and amortization	2.4%	1.2%	2.4%	1.3%
Operating income (loss)	6.3%	5.7%	(10.0)%	4.9%
Interest expense, net	(1.9)%	(0.1)%	(1.7)%	(0.2)%
Income (loss) from continuing operations before income taxes	4.4%	5.6%	(11.8)%	4.7%
Income tax (expense) benefit from continuing operations	(1.2)%	(1.3)%	2.9%	(1.1)%
Income (loss) from continuing operations	3.2%	4.3%	(8.9)%	3.6%

Thirteen Week Fiscal Period Ended July 2, 2023 (“Fiscal 2023”) Compared with Thirteen Week Fiscal Period Ended June 26, 2022 (“Fiscal 2022”)

Revenues:	Thirteen Weeks Ended
	July 2, 2023		June 26, 2022
	(dollars in thousands)
Revenues by segment:
Real Estate	$31,071	38.5%	$29,980	40.5%
Professional	49,729	61.5%	44,109	59.5%
Total Revenues	$80,800	100.0%	$74,089	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $1.1 million (3.6%). The increase was primarily driven by an increase in average billing rates.

Professional Revenues: Professional revenues were up $5.6 million (12.7%). Horn Solutions and Arroyo Consulting contributed a total of $10.5 million, while the remaining Professional business declined $4.9 million (11.0%) versus the prior year.

Gross Profit:
 Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	July 2, 2023		June 26, 2022
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$12,652	42.8%	$11,574	46.2%
Professional	16,922	57.2%	13,485	53.8%
Total Gross Profit	$29,574	100.0%	$25,059	100.0%

	Thirteen Weeks Ended
	July 2, 2023	June 26, 2022
Gross Profit Percentage by segment:
Real Estate	40.7%	38.6%
Professional	34.0%	30.6%
Company Gross Profit	36.6%	33.8%

Total company gross profit increased approximately $4.5 million (18.0%). As a percentage of revenue, gross profit increased to 36.6% from 33.8%, with both segments contributing to the increase.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $1.1 million (9.3%) driven by a 3.6% increase in revenue and gross profit margin expansion of 210 bps.

Professional Gross Profit: Professional gross profit increased approximately $3.4 million (25.5%). Horn Solutions and Arroyo Consulting contributed a total of $4.5 million in gross profit, while the remaining Professional business decreased approximately $1.0 million (7.5%).

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $2.7 million versus the prior year. While selling expenses are not separated from general and administrative expenses in the expense categories below, total selling expenses increased $2.6 million (approximately 96% of the $2.7 million increase) versus the prior year. Total selling expenses included $2.6 million related to Horn Solutions and Arroyo Consulting. Acquisition transaction fees increased $0.4 million and workers’ compensation loss retention return increased $0.4 million over the prior year quarter.

	Thirteen Weeks Ended
	July 2, 2023		June 26, 2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$17,741	22%	$15,435	21%	$2,306	15%
Advertising and recruitment	605	1%	488	1%	117	1%
Occupancy and office operations	790	1%	589	1%	201	34%
Travel, meals and entertainment	398	1%	238	—%	160	67%
Software	1,233	2%	1,521	2%	(288)	(19)%
Liability insurance	272	—%	246	—%	26	11%
Professional fees	440	1%	366	—%	74	20%
Public company related costs	223	—%	186	—%	37	20%
Bad debt	242	—%	82	—%	160	195%
Share-based compensation	75	—%	243	—%	(168)	(69)%
Transaction fees	435	1%	10	—%	425	—%
Workers' compensation loss retention return	(491)	(1)%	(117)	—%	(374)	—%
Other	619	1%	611	1%	8	1%
Total	$22,582	28%	$19,898	27%	$2,684	13%

Depreciation and Amortization: Depreciation and amortization charges increased $1.0 million primarily due to amortization of intangible assets created by the Horn Solutions and Arroyo Consulting acquisitions.

Interest Expense, net: Interest expense, net increased $1.4 million primarily due to higher debt related to the Horn Solutions and Arroyo Consulting acquisitions and higher interest rates.

Income Tax: Income tax was consistent with prior year quarter primarily due to higher effective tax rates from greater state taxes which were offset by lower pre-tax income in Fiscal 2023.

Twenty-six Week Fiscal Period Ended July 2, 2023 (“Fiscal 2023”) Compared with Twenty-six Week Fiscal Period Ended June 26, 2022 (“Fiscal 2022”)

Revenues:	Twenty-six Weeks Ended
	July 2, 2023		June 26, 2022
	(dollars in thousands)
Revenues by segment:
Real Estate	$59,477	38.1%	$55,896	39.2%
Professional	96,639	61.9%	86,735	60.8%
Total Revenues	$156,116	100.0%	$142,631	100.0%

Real Estate Revenues: Real Estate revenues increased approximately $3.6 million (6.4%). The increase was primarily driven by an increase in average billing rates.

Professional Revenues: Professional revenues increased approximately $9.9 million (11.4%), as new revenue from Horn Solutions and Arroyo Consulting contributed $17.3 million of new revenues offset by a $7.4 million decline in the core Professional segment.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Twenty-six Weeks Ended
	July 2, 2023		June 26, 2022
	(dollars in thousands)
Gross Profit by segment:
Real Estate	$23,999	42.6%	$21,545	44.4%
Professional	32,359	57.4%	26,945	55.6%
Total Gross Profit	$56,358	100.0%	$48,490	100.0%

	Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022
Gross Profit Percentage by segment:
Real Estate	40.3%	38.5%
Professional	33.5%	31.1%
Company Gross Profit	36.1%	34.0%

Overall, our gross profit increased approximately $7.9 million (16.2%). As a percentage of revenue, gross profit has increased to 36.1% from 34.0%, with both segments contributing to the increase.

We determine spread as the difference between bill rate and pay rate.

Real Estate Gross Profit: Real Estate gross profit increased approximately $2.5 million (11.4%) driven by 6.4% increase in revenue and gross profit margin expansion of 190 bps.

Professional Gross Profit: Professional gross profit increased approximately $5.4 million (20.1%). Horn Solutions and Arroyo Consulting contributed a total of $7.4 million in gross profit offset by a $2.0 million (7.5%) decline in the core Professional segment.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $6.2 million versus the prior year. While selling expenses are not separated from general and administrative expenses in the expense categories below, total selling expenses increased $5.4 million (approximately 87% of the $6.2 million increase) versus the prior year. Total selling expense increase included $4.9 million related to Horn Solutions and Arroyo Consulting. Acquisition transaction fees increased $0.8 million and workers’ compensation loss retention return increased $0.4 million over the prior year quarter.

	Twenty-six Weeks Ended
	July 2, 2023		June 26, 2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$35,692	23%	$30,839	22%	$4,853	16%
Advertising and recruitment	1,198	1%	971	1%	228	23%
Occupancy and office operations	1,582	1%	1,387	1%	196	14%
Travel, meals and entertainment	729	1%	427	—%	302	71%
Software	2,718	2%	2,636	2%	82	3%
Liability insurance	538	—%	486	—%	52	11%
Professional fees	898	1%	979	1%	(82)	(8)%
Public company related costs	408	—%	360	—%	48	13%
Bad debt	321	—%	133	—%	188	141%
Share-based compensation	436	—%	454	—%	(18)	(4)%
Transaction Fees	753	1%	—	—%	753	—%
Workers’ compensation loss retention return	(491)	—%	(117)	—%	(374)	320%
Other	1,014	1%	1,059	1%	(46)	(4)%
Total	$45,796	29%	$39,614	28%	$6,182	16%

Impairment losses: At the February 2023 Board of Directors meeting, managements's plan to rebrand as BGSF was approved, which eliminated the use of various trade names. The decision to rebrand created an impairment of $22.5 million in trade names, which were written-off during Fiscal 2023.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $1.9 million (103.0%). The increase in depreciation and amortization is primarily due to the amortization of intangible assets related to the Horn Solutions and Arroyo Consulting acquisitions.

Interest Expense, net: Interest expense, net increased approximately $2.4 million primarily due to the increased debt balances related to the Horn Solutions and Arroyo Consulting acquisitions and higher interest rates.

Income Tax Expense: We recorded a tax benefit of approximately $4.5 million primarily due to impairments losses on the trade names in the first quarter versus a tax expense of $1.5 million in 2022.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, impairment losses, transaction fees, and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes, and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) from continuing operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from net income (loss) from continuing operations the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income (loss) from continuing operations to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Thirteen Weeks Ended		Twenty-six Weeks Ended		Trailing Twelve Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022	July 2, 2023
	(dollars in thousands)
Income (loss) from continuing operations	$2,604	$3,184	$(13,862)	$5,191	$(7,481)
Income tax expense (benefit) from continuing operations	944	986	(4,520)	1,521	(2,286)
Interest expense, net	1,502	69	2,703	343	3,772
Operating income (loss)	5,050	4,239	(15,679)	7,055	(5,995)
Depreciation and amortization	1,940	922	3,696	1,821	5,929
Impairment losses	—	—	22,545	—	22,545
Share-based compensation	75	243	436	454	1,067
Transaction fees	435	—	753	—	1,025
Adjusted EBITDA from continuing operations	$7,500	$5,404	$11,751	$9,330	$24,571
Adjusted EBITDA % of revenue	9.3%	7.3%	7.5%	6.5%	7.9%

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	July 2, 2023	January 1, 2023
	(dollars in thousands)
Working capital	$40,753	$47,955

	Twenty-six Weeks Ended
	July 2, 2023	June 26, 2022
	(dollars in thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$12,549	$1,217
Investing activities	(8,230)	26,775
Financing activities	(3,659)	(25,760)
Net change in cash and cash equivalents discontinued operations	—	(2,299)
Net change in cash and cash equivalents	$660	$(67)

Operating Activities

Cash provided by operating activities consists of net income (loss)adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, impairment losses, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued payroll and expenses, and other current assets.

During Fiscal 2023, net cash provided by continuing operating activities was $12.5 million, an increase of $11.3 million compared with net cash provided by continuing operating activities of $1.2 million for Fiscal 2022. This increase is primarily attributable to payments received on account receivable, Sentech deferred consideration received on other current assets, partially offset by decreased payments in accrued payroll and expenses.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired, cash received for businesses sold, and capital expenditures.

In Fiscal 2023, we paid $6.8 million for the acquisition of Arroyo Consulting and we made capital expenditures of $1.5 million primarily related to continued information technology improvements. In Fiscal 2022, we received $30.3 million in connection to the sale of InStaff and we made capital expenditures of $3.5 million mainly related to the information technology improvement project.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2023, we disbursed $3.2 million in cash dividends on our common stock, we paid down $2.0 million on the Term Loan, we made payments of $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed our Revolving Facility $2.4 million for increased operating needs. For Fiscal 2022, we paid down $26.9 million on the Term Loan, we disbursed $3.1 million in cash dividends on our common stock, we made payments of $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $4.9 million on our Revolving Facility for increased working capital needs.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement, as amended (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provides for the Revolving Facility permitting us to borrow funds from time to time in an aggregate amount up to $35.0 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting us to borrow funds from time to time in an aggregate amount not to exceed $30.0 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded and repaid. We also had the option to request an increase in the aggregate Term Loan by $40.0 million, which was done in connection with the Horn Solutions acquisition. Our obligations under the Second Credit Amendment are secured by a first priority security interest in substantially all our tangible and intangible property. The Credit Agreement bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin through August 17, 2022 (as such terms are defined in the Credit Agreement). We pay an unused commitment fee on the daily average unused amount of Revolving Facility.

On August 18, 2022, we entered into an amendment to the Credit Agreement with BMO, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), plus the Applicable Margin (as such terms are defined in the amended credit agreement).

In connection with the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”), we exercised the option to borrow $40.0 million, as noted above, pursuant to a second amendment to the Credit Agreement (“Second Credit Amendment”). The Second Credit Amendment requires 2.5% of the original principal balance of the New Term Loan payable on the last business day of each quarter, beginning on March 31, 2023. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as such terms are defined in the amended Second Credit Amendment).

On April 24, 2023, in connection with the acquisition of Arroyo Consulting, we entered into a Third Amendment to the Credit Agreement (“Third Credit Amendment”) with BMO. The Third Credit Amendment revised language to permit an acquisition of a foreign entity under certain circumstances and modified the terms of permitted distributions and guarantors.

On May 19, 2023, we entered into a Fourth Amendment to the Credit Agreement (“Fourth Credit Amendment”) and increased the Revolving Facility by $6.0 million to an aggregate amount up to $41.0 million. We were in compliance with the customary affirmative and negative covenants as of July 2, 2023.

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of July 2, 2023, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended July 2, 2023, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely. We are continually monitoring and assessing the impact of the ongoing situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (our “2022 Form 10-K”), and filed with the SEC on March 16, 2023, and in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC. Any of the risks discussed in this Quarterly Report on Form 10-Q, and any of the risks disclosed in Item 1A. of Part I of our 2022 Form 10-K or in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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
10.2
Third Amendment to Credit Agreement dated as of April 24, 2023, by and among BGSF, Inc., the Guarantors party hereto and BMO Harris Bank N.A, as administrative agent for the Lenders and as a lender (incorporated by reference from the registrant's Quarterly Report on Form 10-Q filed on May 11, 2023).

10.3
Fourth Amendment to Credit Agreement dated as of May 19, 2023, by and among BGSF, Inc., the Guarantors party hereto and BMO Harris Bank N.A., as administrative agent for the Lenders and as a lender (incorporated by reference from the registrant's Current Report on Form 8-K filed on May 25, 2023).

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 9, 2023