Form 10-Q
period 2023-10-01
BGSF, INC.
filed 2023-11-09
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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

As of as of November 3, 2023 there were 10,876,620 shares of the registrant’s common stock outstanding.

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
•our ability to repay, refinance, extend or restructure existing indebtedness at or prior to its maturity date on favorable or comparable terms, or at all;
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

Where You Can Find Other Information

Our website is https://bgsf.com. Information contained on our website is not part of this Quarterly Report on Form 10-Q. Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. These reports and other information, including exhibits filed or furnished therewith, are also available at the SEC’s website at www.sec.gov.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 1, 2023	January 1, 2023
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable (net of allowance for credit losses of $558)	67,284	66,285
Prepaid expenses	2,105	2,418
Other current assets	3,300	7,459
Total current assets	72,689	76,162

Property and equipment, net	1,603	2,081

Other assets
Deposits	2,700	2,616
Other assets, net	5,069	4,411
Deferred income taxes, net	7,288	2,196
Right-of-use asset - operating leases	4,253	4,462
Intangible assets, net	31,619	47,552
Goodwill	58,453	55,193
Total other assets	109,382	116,430
Total assets	$183,674	$194,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit (net of debt issuance costs of $179 and $0, respectively)	$26,666	$—
Long-term debt, current portion	35,000	4,000
Accrued interest	296	273
Accounts payable	250	587
Accrued payroll and expenses	18,068	19,171
Income taxes payable	211	253
Contingent consideration, current portion	3,798	1,081
Other current liabilities	1,200	1,000
Lease liabilities, current portion	1,759	1,842
Total current liabilities	87,248	28,207

Line of credit (net of debt issuance costs of $0 and $259, respectively)	—	22,303
Long-term debt, less current portion	—	36,000
Contingent consideration, less current portion	3,309	—
Convertible note	4,368	4,368
Lease liabilities, less current portion	2,823	3,049
Other long-term liabilities	10	10
Total liabilities	97,758	93,937

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 10,864,506 and 10,772,515 shares issued and outstanding, respectively, net of treasury stock, at cost, 2,963 and 1,845 shares, respectively.	60	70
Additional paid in capital	68,289	67,003
Retained earnings	17,567	33,663
Total stockholders’ equity	85,916	100,736
Total liabilities and stockholders’ equity	$183,674	$194,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share and dividend amounts)

For the Thirteen and Thirty-nine Week Periods Ended October 1, 2023 and September 25, 2022

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2023	2022	2023	2022
Revenues	$83,484	$78,508	$239,600	$221,139
Cost of services	53,505	50,508	153,263	144,649
Gross profit	29,979	28,000	86,337	76,490
Selling, general and administrative expenses	22,679	20,386	68,475	60,001
Impairment losses	—	—	22,545	—
Depreciation and amortization	2,033	1,145	5,729	2,966
Operating income (loss)	5,267	6,469	(10,412)	13,523
Interest expense, net	(1,672)	(376)	(4,375)	(718)
Income (loss) from continuing operations before income taxes	3,595	6,093	(14,787)	12,805
Income tax (expense) benefit from continuing operations	(955)	(1,441)	3,565	(2,961)
Income (loss) from continuing operations	2,640	4,652	(11,222)	9,844
Income from discontinued operations:
Income	—	—	—	1,235
Gain on sale	—	—	—	17,266
Income tax expense	—	—	—	(4,716)
Net income (loss)	$2,640	$4,652	$(11,222)	$23,629

Change in unrealized losses on cash flow hedges:	—	—	—	(58)
Other comprehensive loss	—	—	—	(58)
Net comprehensive income (loss)	$2,640	$4,652	$(11,222)	$23,571

Net income (loss) per share - basic:
Net income (loss) from continuing operations	$0.24	$0.44	$(1.04)	$0.94
Net income from discontinued operations:
Income	—	—	—	0.12
Gain on sale	—	—	—	1.65
Income tax expense	—	—	—	(0.45)
Net income (loss) per share - basic	$0.24	$0.44	$(1.04)	$2.26

Net income (loss) per share - diluted:
Net income (loss) from continuing operations	$0.24	$0.44	$(1.04)	$0.93
Net income from discontinued operations:
Income	—	—	—	0.12
Gain on sale	—	—	—	1.65
Income tax expense	—	—	—	(0.45)
Net income (loss) per share - diluted	$0.24	$0.44	$(1.04)	$2.25

Weighted-average shares outstanding:
Basic	10,791	10,492	10,753	10,465
Diluted	10,803	10,533	10,753	10,511

Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirty-nine Week Period Ended October 1, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, January 1, 2023	—	10,772	$108	$(38)	$67,003	$33,663	$100,736
Share-based compensation	—	—	—	—	361	—	361
Issuance of restricted shares	—	23	—	—	—	—	—
Issuance of ESPP shares	—	11	—	—	145	—	145
Cash dividend declared	—	—	—	—	—	(1,618)	(1,618)
Net loss	—	—	—	—	—	(16,466)	(16,466)
Stockholders’ equity, April 2, 2023	—	10,806	108	(38)	67,509	15,579	83,158

Share-based compensation	—	—	—	—	75	—	75
Issuance of restricted shares	—	12	—	—	—	—	—
Issuance of ESPP shares	—	16	—	—	147	—	147
Exercise of common stock options	—	5	—	—	30	—	30
Cash dividend declared	—	—	—	—	—	(1,626)	(1,626)
Net income	—	—	—	—	—	2,604	2,604
Stockholders’ equity, July 2, 2023	—	10,839	108	(38)	67,761	16,557	84,388
Share-based compensation	—	—	—	—	408	—	408
Issuance (cancellation) of restricted shares	—	11	—	(11)	—	—	(11)
Issuance of ESPP shares	—	15	1	—	120	—	121
Cash dividend declared	—	—	—	—	—	(1,630)	(1,630)
Net income	—	—	—	—	—	2,640	2,640
Stockholders’ equity, October 1, 2023	—	10,865	$109	$(49)	$68,289	$17,567	$85,916

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirty-nine Week Period Ended September 25, 2022

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Stockholders’ equity, December 26, 2021	—	10,425	$104	$(38)	$61,876	$14,592	$58	$76,592
Share-based compensation from continuing operations	—	—	—	—	211	—	—	211
Share-based compensation from discontinued operations	—	—	—	—	8	—	—	8
Fully vested shares related to the sale of discontinued operations	—	—	—	—	35	—	—	35
Issuance of restricted shares	—	6	—	—	—	—	—	—
Issuance of ESPP shares	—	14	—	—	169	—	—	169
Cash dividend declared	—	—	—	—	—	(1,565)	—	(1,565)
Net income	—	—	—	—	—	15,800	—	15,800
Other comprehensive loss	—	—	—	—	—	—	(58)	(58)
Stockholders’ equity, March 27, 2022	—	10,445	104	(38)	62,299	28,827	—	91,192
Share-based compensation from continuing operations	—	—	—	—	243	—	—	243
Share issuance cost	—	—	—	—	(11)	—	—	(11)
Issuance of restricted shares	—	13	—	—	—	—	—	—
Issuance of ESPP shares	—	23	1	—	249	—	—	250
Exercise of common stock options	—	1	—	—	6	—	—	6
Cash dividend declared	—	—	—	—	—	(1,572)	—	(1,572)
Net income	—	—	—	—	—	3,176	—	3,176
Stockholders’ equity, June 26, 2022	—	10,482	105	(38)	62,786	30,431	—	93,284
Share-based compensation	—	—	—	—	411	—	—	411
Issuance of restricted shares	—	7	—	—	—	—	—	—
Issuance of ESPP Shares	—	10	—	—	118	—	—	118
Exercise of common stock options	—	1	—	—	4	—	—	4
Cash dividend declared	—	—	—	—	—	(1,575)	—	(1,575)
Net income	—	—	—	—	—	4,652	—	4,652
Stockholders’ equity, September 25, 2022	—	10,500	$105	$(38)	$63,319	$33,508	$—	$96,894

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirty-nine Week Periods Ended October 1, 2023 and September 25, 2022

	2023	2022
Cash flows from operating activities
Net (loss) income	$(11,222)	$23,629
(Income) from discontinued operations	—	(1,235)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	343	463
Amortization	5,386	2,503
Gain on sale of discontinued operations	—	(17,266)
Impairment losses	22,545	—
Loss on disposal of property and equipment	—	2
Amortization of deferred financing fees	145	156
Interest expense on contingent consideration payable	468	106
Provision for credit losses	658	216
Share-based compensation	844	865
Deferred income taxes, net of acquired deferred tax liability	(5,092)	1,215
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,795	(16,447)
Prepaid expenses	313	768
Other current assets	3,179	(257)
Deposits	(84)	1,067
Other assets	543	562
Accrued interest	23	158
Accounts payable	(337)	187
Accrued payroll and expenses	(4,251)	404
Other current liabilities	(1,000)	(2,352)
Income taxes receivable and payable	938	(165)
Operating leases	(100)	(78)
Other long-term liabilities	—	(58)
Net cash provided by (used in) continuing operating activities	15,094	(5,557)
Net cash used in discontinued operating activities	—	(2,274)
Net cash provided by (used in) operating activities	15,094	(7,831)

Cash flows from investing activities
Businesses acquired, net of cash received	(6,740)	—
Business sold	—	30,313
Capital expenditures	(2,019)	(4,680)
Net cash (used in) provided by continuing investing activities	(8,759)	25,633
Net cash used in discontinued investing activities	—	(26)
Net cash (used in) provided by activities	(8,759)	25,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the Thirty-nine Week Periods Ended October 1, 2023 and September 25, 2022

	2023	2022
Cash flows from financing activities
Net borrowings under line of credit	4,282	14,314
Principal payments on long-term debt	(5,000)	(26,863)
Payments of dividends	(4,874)	(4,712)
Issuance of ESPP shares	412	537
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement costs, net of exercises	19	(1)
Contingent consideration paid	(1,110)	(1,110)
Debt issuance costs	(64)	(53)
Net cash used in continuing financing activities	(6,335)	(17,888)
Net change in cash and cash equivalents	—	(112)
Cash and cash equivalents, beginning of period	—	112
Cash and cash equivalents, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest, net	$3,573	$113
Cash paid for taxes, net of refunds	$569	$6,572
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. provides consulting, managed services, and professional workforce solutions to a variety of industries through its various divisions in information technology (“IT”), Finance & Accounting, Managed Services, and Property Management (formally known as Real Estate which includes apartment communities and commercial buildings) (collectively, with its consolidated subsidiaries, the “Company”).

On March 21, 2022, the Company completed the sale of substantially all its Light Industrial segment (“InStaff”) assets to Jobandtalent, through the wholly-owned subsidiary, Sentech Engineering Services, Inc. Instaff's financial results for reported periods have been reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows as discontinued operations. See “Note 4 - Discontinued Operations” in the Consolidated Financial Statements included elsewhere in this report for additional information.

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

The Company currently operates primarily within the United States of America (“U.S.”) through the Property Management and Professional segments.

The Property Management segment provides office and maintenance field talent to various apartment communities and commercial buildings in 38 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides specialized talent and business consultants for IT, managed services, finance, accounting, legal, and human resources. The segment operates across the U.S. in three divisions, IT, Managed Services, and Finance & Accounting, with the IT division providing additional nearshore/offshore solutions in Colombia and India.

The Company normally experiences seasonal fluctuations. The quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of client partners’ businesses. Demand for the Property Management workforce solutions has historically increased in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, the Company's cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

The current inflationary environment and related interest rate impacts continue to have an adverse impact on the economy and market conditions. These factors may continue to impact labor markets by reducing demand for the Company's workforce solutions, increasing early terminations, or diminishing projects. As a result, the Company's business, financial condition and results of operations may be negatively affected.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying unaudited consolidated financial statements through the date the financial statements were issued, except for the disclosure in Note 16. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended January 1, 2023, included in its Annual Report on Form 10-K.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of October 1, 2023 and January 1, 2023, and include the thirteen and thirty-nine week periods ended October 1, 2023 and September 25, 2022, referred to herein as Fiscal 2023 and 2022, respectively.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of October 1, 2023 and January 1, 2023 or revenue from continuing operations for the thirty-nine week periods ended October 1, 2023 and September 25, 2022. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2023 and the related percentage for Fiscal 2022 was generated in the following areas:

	Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022
Tennessee	13%	11%
Texas	26%	23%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for credit losses amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, prior loss experience, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received.

Changes in the allowance for credit losses from continuing operations are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Beginning balance	$558	$449	$558	$449
Provision for credit losses, net	337	82	658	216
Amounts written off, net	(337)	(82)	(658)	(216)
Ending balance	$558	$449	$558	$449

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $5.2 million and $4.9 million at October 1, 2023 and January 1, 2023, respectively. During the thirty-nine week period ended October 1, 2023, $1.0 million was reclassified to Other assets and Intangible assets from Property and equipment, primarily related to continued information technology improvements.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $2.4 million, which are included in deposits in the accompanying consolidated balance sheets, as of October 1, 2023 and January 1, 2023, respectively.

Other Assets

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, and are reported as a component of Other assets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Other assets are stated net of accumulated amortization of $1.7 million and $1.2 million at October 1, 2023 and January 1, 2023, respectively. During the thirty-nine week period ended October 1, 2023, the Company added $0.4 million and reclassified $0.8 million to Other assets from Property and equipment, primarily related to continued information technology improvements.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to other assets during Fiscal 2023 or Fiscal 2022.

Leases

The Company leases all their office space through operating leases, which expire at various dates through 2030. Many of the lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. Certain of the Company’s lease arrangements contain renewal provisions from 3 to 10 years, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term.

Right of use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined using the incremental borrowing rate based on the information available at lease commencement date. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses.

Intangible Assets

The Company holds Intangible assets with finite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective Intangible asset is realized.

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

The Company capitalizes purchased software and internal payroll costs directly incurred in the modification of internal use software. During the thirty-nine week period ended October 1, 2023, the Company added $0.9 million and reclassified $0.2 million to Intangible assets from Property and equipment, primarily related to continued information technology improvements. Software maintenance and training costs are expensed in the period incurred.

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

At the February 2023 Board of Directors meeting, managements's plan to rebrand as BGSF was approved, which eliminated various trade names. The decision to rebrand created an impairment of $22.5 million in trade names, which was written-off during the first quarter of Fiscal 2023. There were no impairment indicators for these assets during Fiscal 2022. See “Note 7 - Intangible Assets.”

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

Cash Flow Hedge

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument was recorded in accumulated other comprehensive income or loss. The Company reclassified the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affected earnings. There were no outstanding cash flow hedges during Fiscal 2023.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Debt Issuance Costs

Debt issuance costs are presented on the balance sheet as a direct deduction of the related liability and are amortized using the effective interest method over the term of the respective loans.

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
Revenue Recognition

The Company derives its revenues from continuing operations in Property Management and Professional segments. The Company provides workforce solutions, placement services, and managed services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues from continuing operations as presented on the consolidated statements of operations and comprehensive income (loss) represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of October 1, 2023. There were no revenues recognized during the thirteen and thirty-nine week periods ended October 1, 2023 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen and thirty-nine week periods ended October 1, 2023.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Weighted-average number of common shares outstanding:	10,791	10,492	10,753	10,465
Effect of dilutive securities:
Stock options and restricted stock	12	41	—	46
Weighted-average number of diluted common shares outstanding	10,803	10,533	10,753	10,511

Stock options and restricted stock	805	459	736	364
Convertible note	255	—	255	—
Antidilutive shares	1,060	459	991	364

Income Taxes

The consolidated effective tax rates were 26.6% and 24.1% for the thirteen and thirty-nine week periods ended October 1, 2023, respectively. The consolidated rates were 23.6% and 24.5% for the thirteen and thirty-nine week periods ended September 25, 2022, respectively. Effective tax rates for all periods consist of federal statutory rate plus state income taxes. The higher effective tax rate for the thirteen period ended October 1, 2023 is primarily due to greater state taxes.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of October 1, 2023, the Company has a $3.0 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million. Additionally, there was a $5.2 million increase to the deferred tax assets related to the $22.5 million in impairment losses as of October 1, 2023.

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

For the thirteen week period ended October 1, 2023, Horn Solutions contributed $5.9 million of revenue and $0.3 million of operating loss, which included $0.9 million in amortization expense on acquisition intangibles. For the thirty-nine week period ended October 1, 2023, Horn Solutions contributed $19.0 million of revenue and $0.7 million of operating loss, which included $2.6 million in amortization expense on acquisition intangibles.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows (in thousands):

Accounts receivable	$3,734
Prepaid expenses and other assets	118
Property and equipment, net	83
Right-of-use asset - operating leases	1,528
Intangible assets	13,484
Goodwill (deductible tax basis of $26.1 million)	26,493
Current liabilities assumed	(1,787)
Lease liabilities - operating leases	(1,528)
Total net assets acquired	$42,125

Cash	$33,940
Hold back	1,000
Convertible note	4,368
Common stock	3,351
Working capital adjustment	(534)
Total fair value of consideration transferred for acquired business	$42,125

The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$50	5 years
Client partner list	13,434	10 years
Total	$13,484

The Company incurred total costs of $0.4 million in Fiscal 2022 and Fiscal 2023 related to the Horn Solutions acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

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

For the thirteen week period ended October 1, 2023, Arroyo Consulting contributed $5.7 million of revenue and $1.2 million of operating income, which included $0.5 million in amortization expense on acquisition intangibles. For the thirty-nine week period ended October 1, 2023, Arroyo Consulting included twenty-three weeks for approximately $9.8 million of revenue and $2.2 million of operating income, which included $0.5 million in amortization expense on acquisition intangibles.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows (in thousands):

Accounts receivable	$3,452
Property and equipment, net	170
Right-of-use asset - operating lease	141
Intangible assets	11,315
Goodwill (no deductible tax basis)	2,879
Current liabilities assumed	(2,471)
Lease liabilities - operating leases	(141)
Total net assets acquired	$15,345

Cash	$6,800
Hold back, working capital*	350
Hold back, indemnities*	850
Working capital adjustment*	677
Fair value of contingent consideration	6,668
Total fair value of consideration transferred for acquired business	$15,345
*Included in Other current liabilities

The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$298	5 years
Client partner list	11,017	10 years
Total	$11,315

The Company incurred costs of $0.6 million in Fiscal 2023 related to the Arroyo Consulting acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net income from continuing operations of the Horn Solutions and Arroyo Consulting acquisition had taken place on the first day of Fiscal 2022 (in thousands, except income per share):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Revenues	$83,484	$90,959	$246,403	$257,178
Gross profit	$29,980	$33,201	$88,506	$91,973
Net income (loss)	$2,640	$5,720	$(10,479)	$12,725
Income (loss) per share from continuing operations:
Basic	$0.24	$0.55	$(0.97)	$1.22
Diluted	$0.24	$0.54	$(0.97)	$1.21

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Pro forma net income (loss) includes amortization of primarily client partner lists, interest expense on additional borrowings on the New Term Loan and the Revolving Facility (see “Note 9 - Debt”) at a rate of 2.5%. The tax benefit of the pro forma adjustments at effective tax rates of 26.6% and 24.1% for the thirteen and thirty-nine week periods ended October 1, 2023, respectively, and effective tax rates of 23.6% and 24.5% for the thirteen and thirty-nine week periods ended September 25, 2022, respectively. The pro forma operating results include adjustments to Horn Solutions and Arroyo Consulting related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Horn Solutions and Arroyo Consulting acquisitions taken place on the first day of Fiscal 2022 or the results that may be achieved by the combined enterprise in the future.

NOTE 4 - DISCONTINUED OPERATIONS

On March 21, 2022, the Company sold substantially all of the assets and certain liabilities of InStaff to Sentech Engineering Services, Inc. (“Sentech”) for a sale price of approximately $30.3 million cash, subject to customary sales price and working capital adjustments specified in the purchase agreement. The purchase agreement provided for deferred consideration of $2.0 million, which was received April 3, 2023. The sale resulted in an original pre-tax gain on sale of discontinued operations of $17.3 million, with an additional pre-tax gain of $0.4 million recognized as part of the net working capital adjustment in October 2022.

The InStaff financial results for periods prior to the sale have been reflected in our Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) and Unaudited Consolidated Statements of Cash Flows as discontinued operations.

The financial results of InStaff are as follows (in thousands):

Thirty-nine Weeks Ended
September 25, 2022
Revenue	$16,465
Cost of services	14,144
Gross profit	2,321
Selling expenses	1,062
Depreciation	24
Income from discontinued operations before gain on sale and income taxes	$1,235

NOTE 5 - OTHER CURRENT ASSETS

Other current assets as of October 1, 2023 and January 1, 2023 consist of the following (in thousands):

	October 1, 2023	January 1, 2023
CARES Act receivable	$2,368	$2,368
Deferred consideration - See “Note 4 - Discontinued Operations”	—	2,000
Income tax receivable	687	1,667
Other	245	1,424
Total	$3,300	$7,459

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - LEASES

The Company's future operating lease obligations that have not yet commenced are immaterial. Short-term leases were immaterial. The Company had $0.5 million from continuing operations in operating lease costs for the thirteen week periods ended October 1, 2023 and September 25, 2022. The Company had $1.6 million and $1.4 million from continuing operations in operating lease expense for the thirty-nine week periods ended October 1, 2023 and September 25, 2022, respectively.

The supplemental balance sheet information related to the Company's operating leases were as follows:

	October 1, 2023	January 1, 2023
Weighted average remaining lease term of operation leases	3.5 years	3.3 years
Weighted average discount rate for continuing operating leases	6.0%	5.2%

The supplemental cash flow information related to the Company's operating leases were as follows (dollars in thousands):

	Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022
Cash paid for operating leases	$1,646	$1,601
Right-of -use assets obtained in exchange for new operating lease liabilities	$1,136	$48

The undiscounted annual future minimum lease payments consist of the following at (in thousands):

		October 1, 2023
2023	(remaining)	$466
2024		1,917
2025		1,144
2026		748
2027		712
Thereafter		510
Total lease payments		5,497
Imputed interest		(915)
Present value of lease liabilities		$4,582

NOTE 7 - INTANGIBLE ASSETS

Intangible assets from continuing operations are stated net of accumulated amortization of $47.4 million and $44.6 million at October 1, 2023 and January 1, 2023, respectively. Amortization expense from continuing operations for Fiscal 2023 and Fiscal 2022 are comprised of following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Client partner lists	$1,567	$487	$4,355	$1,477
Covenant not to compete	71	55	195	166
Acquisition intangibles	1,638	542	4,550	1,643
Computer software - amortization expense	289	452	836	860
Amortization expense	1,927	994	5,386	2,503
Computer software - selling, general and administrative expense	—	39	—	116
Total expense	$1,927	$1,033	$5,386	$2,619

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses from continuing operations consist of the following at (in thousands):

	October 1, 2023	January 1, 2023
Field talent payroll	$6,147	$6,923
Field talent payroll related	1,374	941
Accrued bonuses and commissions	3,496	5,740
Other	7,051	5,567
Accrued payroll and expenses	$18,068	$19,171

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

The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as such terms are defined in the amended Second Credit Amendment). The Company was in compliance with the customary affirmative and negative covenants as of October 1, 2023.

The indebtedness under the Credit Agreement matures on July 16, 2024, which has been classified within current liabilities as of October 1, 2023. The Company is currently in active and advanced discussions with the Company’s lenders to refinance such indebtedness with an extended maturity date. While the Company currently intends to close such refinancing during the Company’s fourth fiscal quarter of 2023, the Company cannot guarantee that such refinancing, which involve risks and uncertainties, will occur on favorable or comparable terms, or at all.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of October 1, 2023, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of October 1, 2023.

Line of Credit

At October 1, 2023 and January 1, 2023, $26.8 million and $22.6 million respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended October 1, 2023 and September 25, 2022 was $24.5 million and $21.1 million, respectively. Average daily balance for the thirty-nine week periods ended October 1, 2023 and September 25, 2022 was $23.5 million and $16.7 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	October 1, 2023		January 1, 2023
Base Rate	$4,845	9.75%	$2,562	8.25%
SOFR	4,000	7.68%	20,000	6.45%
SOFR	6,000	7.77%	—	—%
SOFR	12,000	7.80%	—	—%
Total	$26,845		$22,562

Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	October 1, 2023		January 1, 2023
SOFR	$35,000	7.81%	$40,000	6.72%

Convertible Note

At October 1, 2023 and January 1, 2023, the Company had a two-year convertible promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”). The promissory note is convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share. The promissory note is subordinate to the Company’s senior debt.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	October 1, 2023	January 1, 2023
Convertible note	Convertible note	Level 2	$4,368	$4,368
Contingent consideration	Contingent consideration - current and long-term	Level 3	$7,107	$1,081

The change in the Level 3 fair value measurements from January 1, 2023 to October 1, 2023 relates primarily to an increase from the Arroyo Consulting acquisition, including $0.5 million in accretion, offset by a $1.1 million payment for Momentum Solutionz acquisition.

Key inputs in determining the fair value of the contingent consideration as of October 1, 2023 and January 1, 2023 included discount rates of approximately 16% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

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

Restricted Stock

The Company issued restricted common stock of 46,118 and 25,749 shares to team members and non-team member (non-employee) directors in Fiscal 2023 and Fiscal 2022, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended October 1, 2023 and September 25, 2022, the Company recognized $0.1 million and $0.3 million of compensation expense related to stock options. For the thirty-nine week periods ended October 1, 2023 and September 25, 2022, the Company recognized $0.3 million and $0.6 million, respectively, of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense as of October 1, 2023 amounted to $1.0 million which is expected to be recognized over the next 2.8 years. As of October 1, 2023, a total of 1.2 million shares remain available for issuance under 2013 Plan.

 A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at January 1, 2023	821,679	$16.08	6.4	$1,907
Granted	111,470	10.11
Exercised	(4,800)	6.25
Forfeited / Canceled	(11,500)	18.50
Options outstanding at October 1, 2023	916,849	$15.41	6.2	$111

Options exercisable at January 1, 2023	573,863	$17.50	5.4	$1,164
Options exercisable at October 1, 2023	669,176	$16.87	5.2	$111

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at January 1, 2023	247,816	$7.64
Nonvested outstanding at October 1, 2023	247,673	$7.86

Restricted Stock

For the thirteen week periods ended October 1, 2023 and September 25, 2022, the Company recognized $0.3 million and $0.1 million of compensation expense related to restricted stock awards, respectively. For the thirty-nine week periods ended October 1, 2023 and September 25, 2022, the Company recognized $0.5 million and $0.3 million of compensation expense from continuing operations related to restricted stock awards, respectively. Unamortized share-based compensation expense as of October 1, 2023 amounted to $0.6 million which is expected to be recognized over the next 1.7 years.

NOTE 14 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.5 million and $0.3 million from continuing operations to the 401(k) Plan for the thirteen week periods ended October 1, 2023 and September 25, 2022, respectively. The Company contributed $1.4 million and $1.2 million from continuing operations to the 401(k) Plan for the thirty-nine week periods ended October 1, 2023 and September 25, 2022, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - BUSINESS SEGMENTS

The Company has continuing operations through the Property Management and Professional segments.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Revenue:
Property Management	$35,976	$33,241	$95,453	$89,137
Professional	47,508	45,267	144,147	132,002
Total	$83,484	$78,508	$239,600	$221,139
Depreciation:
Property Management	$33	$49	$101	$144
Professional	62	86	204	271
Home office	11	16	38	48
Total	$106	$151	$343	$463

Amortization:
Professional	$1,638	$542	$4,550	$1,643
Home office	289	452	836	860
Total	$1,927	$994	$5,386	$2,503
Operating income (loss):
Property Management	$7,212	$6,148	$17,676	$15,000
Professional - without impairment losses	3,253	5,172	9,666	12,458
Professional - impairment losses	—	—	(22,545)	—
Home office	(5,198)	(4,851)	(15,209)	(13,935)
Total	$5,267	$6,469	$(10,412)	$13,523

Capital expenditures:
Property Management	$10	$46	$64	$100
Professional	161	33	393	83
Home office	358	1,070	1,562	4,497
Total	$529	$1,149	$2,019	$4,680

	October 1, 2023	January 1, 2023
Total assets:
Property Management	$33,047	$29,302
Professional	125,730	141,018
Home office	24,897	24,353
Total	$183,674	$194,673

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

Dividend

On November 8, 2023, the Company's Board of Directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on November 28, 2023 to all shareholders of record as of the close of business on November 20, 2023.

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

Overview

We provide consulting, managed services, and professional workforce solutions to a variety of industries through our various divisions in information technology (“IT”), Finance & Accounting, Managed Services, and Property Management (formally known as Real Estate which includes apartment communities and commercial buildings).

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

We currently operate primarily within the United States of America in our Property Management and Professional segments.

Our Property Management segment provides office and maintenance field talent to various apartment communities and commercial buildings in 38 states and D.C., via property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

Our Professional segment provides specialized talent and business consultants for IT, managed services, finance, accounting, legal, and human resources. The segment operates across the U.S. in three divisions, IT, Managed Services, and Finance & Accounting, with the IT division providing additional nearshore/offshore solutions in Colombia and India.

 Our business normally experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Property Management workforce solutions typically increase in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes. In addition, our cost of services typically increase in the first quarter primarily due to the reset of payroll taxes.

Results of Operations

The following tables summarize key components of our results for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
	(dollars in thousands)
Revenues	$83,484	$78,508	$239,600	$221,139
Cost of services	53,505	50,508	153,263	144,649
Gross profit	29,979	28,000	86,337	76,490
Selling, general and administrative expenses	22,679	20,386	68,475	60,001
Impairment losses	—	—	22,545	—
Depreciation and amortization	2,033	1,145	5,729	2,966
Operating income (loss)	5,267	6,469	(10,412)	13,523
Interest expense, net	(1,672)	(376)	(4,375)	(718)
Income (loss) from continuing operations before income taxes	3,595	6,093	(14,787)	12,805
Income tax (expense) benefit from continuing operations	(955)	(1,441)	3,565	(2,961)
Income (loss) from continuing operations	2,640	4,652	(11,222)	9,844
Income from discontinued operations:
Income	—	—	—	1,235
Gain on sale	—	—	—	17,266
Income tax expense	—	—	—	(4,716)
Net income (loss)	$2,640	$4,652	$(11,222)	$23,629

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	64.1%	64.3%	64.0%	65.4%
Gross profit	35.9%	35.7%	36.0%	34.6%
Selling, general and administrative expenses	27.2%	26.0%	28.6%	27.1%
Impairment losses	—%	—%	9.4%	—%
Depreciation and amortization	2.4%	1.5%	2.4%	1.3%
Operating income (loss)	6.3%	8.2%	(4.4)%	6.1%
Interest expense, net	(2.0)%	(0.5)%	(1.8)%	(0.3)%
Income (loss) from continuing operations before income taxes	4.3%	7.8%	(6.2)%	5.8%
Income tax (expense) benefit from continuing operations	(1.1)%	(1.8)%	1.5%	(1.3)%
Income (loss) from continuing operations	3.2%	5.9%	(4.7)%	4.5%

Thirteen Week Fiscal Period Ended October 1, 2023 (“Fiscal 2023”) Compared with Thirteen Week Fiscal Period Ended September 25, 2022 (“Fiscal 2022”)

Revenues:	Thirteen Weeks Ended
	October 1, 2023		September 25, 2022
	(dollars in thousands)
Revenues by segment:
Property Management	$35,976	43.1%	$33,241	42.3%
Professional	47,508	56.9%	45,267	57.7%
Total	$83,484	100.0%	$78,508	100.0%

Property Management Revenues: Property Management revenues increased approximately $2.8 million (8.2%). The increase was primarily due to an increase in billing rates.

Professional Revenues: Professional revenues were up $2.2 million (5.0%). Horn Solutions and Arroyo Consulting contributed a combined total of $11.6 million. The remaining Professional segment declined $9.4 million (20.7%).

Gross Profit:
 Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	October 1, 2023		September 25, 2022
	(dollars in thousands)
Gross Profit by segment:
Property Management	$14,197	47.4%	$13,548	48.4%
Professional	15,782	52.6%	14,452	51.6%
Total	$29,979	100.0%	$28,000	100.0%

	Thirteen Weeks Ended
	October 1, 2023	September 25, 2022
Gross Profit Percentage by segment:
Property Management	39.5%	40.8%
Professional	33.2%	31.9%
Total	35.9%	35.7%

Total company gross profit increased approximately $2.0 million (7.1%). As a percentage of revenue, gross profit increased to 35.9% from 35.7%, due to improved margins in our Professional segment.

We determine spread as the difference between bill rate and pay rate.

Property Management Gross Profit: Property Management gross profit increased approximately $0.7 million (4.8%), driven by an 8.2% increase in revenue offset by lower permanent placement business, which has no cost of service.

Professional Gross Profit: Professional gross profit increased approximately $1.3 million (9.2%). Horn Solutions and Arroyo Consulting contributed a total of $4.9 million in gross profit, while the remaining Professional business decreased approximately $3.6 million (24.6%).

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $2.3 million versus the prior year. While selling expenses are not separated from general and administrative expenses in the expense categories below, total selling expenses increased $1.8 million (approximately 78% of the $2.3 million increase) versus the prior year. Total selling expense increase included $2.9 million related to Horn Solutions and Arroyo Consulting. Acquisition transaction fees increased $0.1 million over the prior year quarter.

	Thirteen Weeks Ended
	October 1, 2023		September 25, 2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$17,254	21%	$15,794	20%	$1,460	9%
Advertising and recruitment	528	1%	485	1%	43	—%
Occupancy and office operations	824	1%	667	1%	157	24%
Travel, meals and entertainment	370	—%	279	—%	91	33%
Software	1,284	2%	1,566	2%	(282)	(18)%
Liability insurance	298	—%	244	—%	54	22%
Professional fees	299	—%	362	1%	(63)	(17)%
Public company related costs	208	—%	195	—%	13	7%
Bad debt	337	—%	83	—%	254	306%
Share-based compensation	408	1%	411	1%	(3)	(1)%
Transaction fees	149	—%	6	—%	143	—%
Workers' compensation loss retention return	—	1%	—	—%	—	—%
Other	720	1%	294	—%	426	145%
Total	$22,679	27%	$20,386	26%	$2,293	11%

Depreciation and Amortization: Depreciation and amortization charges increased $0.9 million primarily due to amortization of intangible assets created by the Horn Solutions and Arroyo Consulting acquisitions.

Interest Expense, net: Interest expense, net increased $1.3 million primarily due to higher debt related to the Horn Solutions and Arroyo Consulting acquisitions and higher interest rates.

Income Tax: Income tax decreased $0.5 million primarily due to lower pre-tax 2023 income, partially offset by higher effective tax rates.

Thirty-nine Week Fiscal Period Ended October 1, 2023 (“Fiscal 2023”) Compared with Thirty-nine Week Fiscal Period Ended September 25, 2022 (“Fiscal 2022”)

Revenues:	Thirty-nine Weeks Ended
	October 1, 2023		September 25, 2022
	(dollars in thousands)
Revenues by segment:
Property Management	$95,453	39.8%	$89,137	40.3%
Professional	144,147	60.2%	132,002	59.7%
Total	$239,600	100.0%	$221,139	100.0%

Property Management Revenues: Property Management revenues increased approximately $6.4 million (7.1%). The increase was due to an increase in average bill rate, partially offset by a decrease in billed hours.

Professional Revenues: Professional revenues increased approximately $12.1 million (9.2%). Horn Solutions and Arroyo Consulting contributed a combined total of $28.9 million. The remaining Professional business declined $16.8 million (12.7)% primarily due to a decline in billing hours.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	October 1, 2023		September 25, 2022
	(dollars in thousands)
Gross Profit by segment:
Property Management	$38,196	44.2%	$35,093	45.9%
Professional	48,141	55.8%	41,397	54.1%
Total	$86,337	100.0%	$76,490	100.0%

	Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022
Gross Profit Percentage by segment:
Property Management	40.0%	39.4%
Professional	33.4%	31.4%
Total	36.0%	34.6%

Overall, our gross profit increased approximately $9.8 million (12.9%). As a percentage of revenue, gross profit has increased to 36.0% from 34.6%, with both segments contributing to the increase.

We determine spread as the difference between bill rate and pay rate.

Property Management Gross Profit: Property Management gross profit increased approximately $3.1 million (8.8%), including a 7.1% increase in total revenues with an increase in average spread partially offset by lower permanent placement revenue, which has no cost of service.

Professional Gross Profit: Professional gross profit increased approximately $6.7 million (16.3%). Horn Solutions and Arroyo Consulting contributed a total of $12.3 million in gross profit, offset by a $5.6 million (13.4)% decline in the remaining Professional segment.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $8.5 million versus the prior year. While selling expenses are not separated from general and administrative expenses in the expense categories below, total selling expenses increased $7.2 million (approximately 85% of the $8.5 million increase) versus the prior year. Total selling expense increase included $7.7 million related to Horn Solutions and Arroyo Consulting. Acquisition transaction fees increased $0.9 million and workers’ compensation loss retention return increased (expense reduction) by $0.4 million over the prior year.

	Thirty-nine Weeks Ended
	October 1, 2023		September 25, 2022
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$52,946	22%	$46,708	21%	$6,238	13%
Advertising and recruitment	1,727	1%	1,455	1%	272	19%
Occupancy and office operations	2,406	1%	2,054	1%	352	17%
Travel, meals and entertainment	1,099	1%	706	—%	393	56%
Software	4,002	2%	4,202	2%	(200)	(5)%
Liability insurance	835	—%	730	—%	105	14%
Professional fees	1,197	1%	1,342	1%	(145)	(11)%
Public company related costs	616	—%	555	—%	61	11%
Bad debt	658	—%	216	—%	442	205%
Share-based compensation	844	—%	865	—%	(21)	(2)%
Transaction Fees	903	—%	6	—%	897	—%
Workers’ compensation loss retention return	(491)	—%	(117)	—%	(374)	320%
Other	1,733	1%	1,279	1	454	35%
Total	$68,475	29%	$60,001	27%	$8,474	14%

Impairment losses: At the February 2023 Board of Directors meeting, managements's plan to rebrand as BGSF was approved, which eliminated the use of various trade names. The decision to rebrand created an impairment of $22.5 million in trade names, which were written-off during Fiscal 2023.

Depreciation and Amortization: Depreciation and amortization charges increased approximately $2.8 million (93.2%). The increase in depreciation and amortization is primarily due to the amortization of intangible assets related to the Horn Solutions and Arroyo Consulting acquisitions.

Interest Expense, net: Interest expense, net increased approximately $3.7 million primarily due to the increased debt balances related to the Horn Solutions and Arroyo Consulting acquisitions and higher interest rates.

Income Tax Expense: We recorded a tax benefit of approximately $3.6 million primarily due to impairment losses on the trade names in the first quarter versus a tax expense of $3.0 million in 2022.

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

To properly and prudently evaluate our business, we encourage you to review our unaudited consolidated financial statements included elsewhere in this report and the reconciliation to Adjusted EBITDA from continuing operations from net income (loss) from continuing operations the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income (loss) from continuing operations to Adjusted EBITDA from continuing operations are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Trailing Twelve Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022	October 1, 2023
	(dollars in thousands)
Income (loss) from continuing operations	$2,640	$4,652	$(11,222)	$9,844	$(9,805)
Income tax expense (benefit) from continuing operations	955	1,441	(3,565)	2,961	(2,866)
Interest expense, net	1,672	376	4,375	718	5,019
Operating income (loss)	5,267	6,469	(10,412)	13,523	(7,652)
Depreciation and amortization	2,033	1,145	5,729	2,966	6,816
Impairment losses	—	—	22,545	—	22,545
Share-based compensation	408	411	844	865	1,064
Transaction fees	149	6	901	6	1,166
Adjusted EBITDA from continuing operations	$7,857	$8,031	$19,607	$17,360	$23,939
Adjusted EBITDA Margin (% of revenue)	9.4%	10.2%	8.2%	7.9%	7.6%

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	October 1, 2023	January 1, 2023
	(dollars in thousands)
Working capital	$(14,559)	$47,955

	Thirty-nine Weeks Ended
	October 1, 2023	September 25, 2022
	(dollars in thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$15,094	$(5,557)
Investing activities	(8,759)	25,633
Financing activities	(6,335)	(17,888)
Net change in cash and cash equivalents discontinued operations	—	(2,300)
Net change in cash and cash equivalents	$—	$(112)

Operating Activities

Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, impairment losses, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued payroll and expenses, and other current assets.

During Fiscal 2023, net cash provided by continuing operating activities was $15.1 million, an increase of $20.7 million compared with net cash used in continuing operating activities of $5.6 million for Fiscal 2022. This increase is primarily attributable to payments received on account receivable, Sentech deferred consideration received on other current assets, partially offset by decreased payments in accrued payroll and expenses.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired, cash received for businesses sold, and capital expenditures.

In Fiscal 2023, we paid $6.8 million for the acquisition of Arroyo Consulting and we made capital expenditures of $2.0 million primarily related to continued information technology improvements. In Fiscal 2022, we received $30.3 million in connection to the sale of InStaff and we made capital expenditures of $4.7 million mainly related to the information technology improvement project and for software and computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2023, we disbursed $4.9 million in cash dividends on our common stock, we paid down $5.0 million on the Term Loan, we made payments of $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $4.3 million on our Revolving Facility for increased operating needs. For Fiscal 2022, we paid down $26.9 million on the Term Loan, we disbursed $4.7 million in cash dividends on our common stock, we made payments of $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $14.3 million on our Revolving Facility for increased working capital needs.

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

On May 19, 2023, we entered into a Fourth Amendment to the Credit Agreement (“Fourth Credit Amendment”) and increased the Revolving Facility by $6.0 million to an aggregate amount up to $41.0 million. We were in compliance with the customary affirmative and negative covenants as of October 1, 2023.

The indebtedness under the Credit Agreement matures on July 16, 2024 and has therefore been classified within current liabilities on the Company’s unaudited consolidated balance sheet as of October 1, 2023. The Company is currently in active and advanced discussions with the Company’s lenders to refinance such indebtedness with an extended maturity date. While the Company currently intends to close such refinancing during the Company’s fourth fiscal quarter of 2023, the Company cannot guarantee that such refinancing, which involve risks and uncertainties, will occur on favorable or comparable terms, or at all. The Company’s results of operations and financial condition could be materially and adversely affected by the ultimate terms of such refinancing or the Company’s inability to close such refinancing.

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of October 1, 2023, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Revenue Recognition

We derive our revenues from continuing operations in our Property Management and Professional segments. We provide workforce solutions, placement services, and managed services. Revenues are recognized when promised workforce solutions are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We recognize revenue through the following types of services: workforce solutions, contingent placements, retained search placements, and managed services.

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

 Interest Rates

Our Revolving Facility and Term Loan are priced at a variable interest rates. Accordingly, future interest rate increases could potentially put us at risk for an adverse impact on future earnings and cash flows.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended October 1, 2023, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely. We are continually monitoring and assessing the impact of the ongoing situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
3.2	Certificate of Amendment to Certificate of Incorporation of BGSF, Inc. (incorporated by reference from the registrant's Current Report on Form 8-K filed on February 12, 2021).
3.3	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013).
10.1	BGSF, Inc. 2013 Long-Term, Incentive Plan, as amended (incorporated by reference from Annex A to the registrant's definitive proxy statement on schedule 14A filed on June 20, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 8, 2023