Form 10-K
period 2023-12-31
BGSF, INC.
filed 2024-03-15
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $98,630,996 (based on the closing sale price of the Registrant’s common stock on June 30, 2023 as reported on the NYSE).

As of March 14, 2024, there were 10,928,763 shares of the Registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to our future financial or operating performance, future plans and objectives, competitive positioning, requirements for additional capital, government regulation of operations and the timing and possible outcome of litigation and regulatory matters. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including statements that address activities, events or developments that we, or our subsidiaries, expect or anticipate may occur in the future, are forward-looking statements. Often, but not always, forward-looking statements can be identified by use of forward-looking words such as “aim,” “potential,” “may,” “could,” “can,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” “predict,” “ongoing,” “project,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations. Forward-looking statements are based on certain assumptions and analyses made by us, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Readers are cautioned not to put undue reliance on such forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and known and unknown risks, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among other things, general business, economic, competitive, political and social uncertainties, the actual results of current operations, industry conditions, intellectual property and other proprietary rights, liabilities inherent in our industry, the novel coronavirus pandemic or other pandemics, accidents, labor disputes, delays in obtaining regulatory approvals or financing and general market factors, including interest rates, equity markets, business competition, changes in government regulations. Additional risks and uncertainties include, but are not limited to, those listed under “Item 1A. Risk Factors.”

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

Part I
ITEM 1. BUSINESS.

Overview and History

BGSF, Inc. (“BGSF,” “we,” or the “Company”) is a leading national provider of consulting, managed services, and professional workforce solutions with continuing operations that, along with its wholly owned subsidiaries, operate primarily within the U.S. in two industry segments: Property Management and Professional. We provide field talent to a variety of client partners that are seeking to match their workforce requirements to their business needs. Our client partners operate across a diverse set of industries.

We employ a diverse operating model, both from a skill set and a geographic standpoint, which we believe mitigates downside revenue risk.

Our workforce services consist of on-demand or short-term assignments, consulting services, managed services and on-site management administration. Short-term workforce solutions assist employers in dealing with field talent demands caused by such factors as seasonality, fluctuations in client partner demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent field talent. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term workforce solutions allows companies to utilize a contingent approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

Our consulting workforce solutions place field talent with client partners for extended time-periods or for an indefinite time period. This type of arrangement may involve outsourcing an entire department in a large corporation or providing the workforce for a large project.

Managed Solutions are a combination of both workforce solutions and fixed fee arrangements. Field talent is placed with the client partner and services are performed over a given period of time as determined with the client partner. Generally services are provided under a contractual agreement.

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

We commenced operations on October 17, 2007 and since 2009 have began an on-going growth and diversification initiative. Since 2010, we have acquired fourteen businesses:

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

•In April 2023, we acquired substantially all of the assets and assumed certain liabilities, of Arroyo Consulting LLC (“Arroyo Consulting”), which provides nearshore and offshore workforce solutions specializing in IT and software development with operations in the United States, Colombia, and India.

On March 21, 2022, we completed the sale to Sentech Engineering Services, Inc. of substantially all of the assets pertaining to our Light Industrial segment providing field talent primarily to manufacturing, distribution, logistics, and call center client partners which operated under the “InStaff” trade name. Instaff’s financial results have been reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows as discontinued operations. See “Note 4 - Discontinued Operations” in our Consolidated Financial Statements included elsewhere in this report for additional information.

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

The workforce solution industry is large and highly fragmented with approximately 25,000 competing companies, while only 251 firms exceeded $100 million in annual revenues during 2022 according to Staffing Industry Analysts (“SIA”). As of September 2023, SIA estimated the 2023 U.S. temporary service market will be an estimated $201.7 billion, which is down from an estimated $224.7 billion in 2022. Workforce solution providers compete both to recruit and retain a supply of field talent and to attract and retain client partners to use these workers. Client partner demand for workforce solutions is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The workforce solution industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

Our Operations

We have diversified our operations to provide field talent within distinct segments of the industry. We refer to our continuing operations as the Property Management and Professional segments, and discontinuing operations as the Light Industrial segment.

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

Our Segments

Our continuing operations are organized into the Property Management and Professional segments, and our discontinued operations is the Light Industrial segment.

Property Management Segment

Our Property Management segment is a leading provider of office and maintenance talent. We currently operate in 38 states and D.C. The field talent we assign to our Property Management client partners are our employees, although our client partners generally provide on-the-job direction, control and supervision.

Professional Segment

Our Professional segment provides highly skilled IT professionals with expertise in SAP, Workday, Peoplesoft, Hyperion, Oracle, One Stream, cyber, project management, managed services, and other IT workforce solutions to client partners on a national basis. Additionally, we provide finance, accounting, legal, human resource and related support personnel. Our client partners include large Fortune 500 companies, medium and small companies, as well as consulting firms engaged in systems integration projects. We operate our professional segment remotely and from our offices in Florida, Illinois, Maryland, Massachusetts, New Jersey, North Carolina, Rhode Island, Tennessee, and Texas. The IT division provides additional nearshore/offshore field talent solutions in Colombia and India.

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

Our Client Partners

We currently provide workforce solutions to small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the industry, our engagements to provide workforce solutions to our client partners are generally of a non-exclusive, short-term nature and subject to termination by the client partner with little or no notice. No client partner accounted for more than 10% of our revenues in fiscal 2023, 2022, or 2021.

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

We market our workforce solutions to client partners and field talent candidates via both national and local advertising activities. A significant portion of our total marketing efforts comes from direct marketing via email and telephone solicitation. Promotions consists of pay per click advertising, search engine marketing, social media, trade publications, job boards and events. As well, reputation management is a promotional utility that serves as the first impression; interactions on reviews, comments, posts, direct messages, etc. give our followers a cursory notion of our values and business practices. We market our hiring and career management advice through all digital platforms (websites, social media, and blogs) and have expanded our use of job boards and aggregators in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software partners. We actively seek endorsements and affiliations with professional organizations in the accounting and finance, technology, apartment community, commercial building, creative and marketing fields. To enhance public recognition of us and our workforce solutions, we conduct public relations activities and team members and field talent are encouraged to be active in civic organizations and industry trade groups in their local communities.

Growth Strategy
We are committed to growing our operations and have grown from $35 million of Light Industrial revenue in 2009 to $313 million of revenue from continuing operations in 2023, by using a growth strategy reliant upon both acquisitions and organic growth.

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

We continue to invest in technology and process improvements, as necessary, to ensure that we are operating at optimal productivity and performance. In 2022, we completed the board of directors authorized three year plan to enhance our processes through the information technology improvement project. These workstreams included improvements to applications in front office, middle office, back office, modern workplace, IT infrastructure, and project management.

Competition

With about 25,000 staffing and recruiting companies, the workforce solutions market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and specialized workforce solution companies. Some of our competitors have significantly more marketing and financial resources than we do. Price competition in the industry is intense. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

Team Members

As of February 7, 2024, we employed approximately 474 team members working remotely or in our various market locations in the United States.

Field Talent

In addition to our team members, BGSF matches talent with our client partners. In 2023, we placed approximately 13,900 individuals in positions with our client partners. In significantly all of these instances, we remain the employer of record for substantially all of our talent working at our client partner locations. This means that we retain responsibility for all assignments, wages, benefits, workers’ compensation insurance, and the employers’ share of applicable payroll taxes as well as the administration of the team members’ share of these taxes. Also, working with us gives our talent access to competitive health and benefit programs. Eligible talent can participate in a defined contribution plan and the 2020 Employee Stock Purchase Plan (“2020 ESPP”).

Compensation and Benefits

BGSF is committed to providing competitive, equitable and fiscally responsible total rewards programs to our team members. Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide team members with competitive compensation opportunities, with pay for performance opportunities that include a mix of base salary, commissions, short-term incentives and, in the case of our more senior team members, long-term equity awards. We believe that our programs provide fair and competitive opportunities that align team member and shareholder interests. In addition to cash and equity compensation, we also offer team members competitive benefits such as life and health (medical, dental and vision) insurance, paid time off including volunteer time off, wellness benefits, education/tuition reimbursement, a defined contribution retirement plan with BGSF matching contributions, and our 2020 ESPP.

Diversity, Equity, and Inclusion

We are committed to fostering an inclusive and diverse workforce. Our responsibility commitment is overseen by executive leadership, along with board-level oversight led by our Nominating and Governance Committee. In September 2020, we formed a diversity, equity and inclusion council called Voices Inspiring Inclusion, Belonging, and Equity (“VIIBE”), which represents broad perspectives across our organization. VIIBE is chaired by our Vice President of Diversity and Development. In August 2022, we launched our first two team member resource groups: African American/Black Employees & Allies and Working Parents and Allies. Later in 2023, we launched our third team member resource group, Pride and Allies. Our team member resource groups focus on creating a strong sense of belonging within our work culture, raising awareness about obstacles standing in the way of team member success, gaining collaborative support from allies, and driving equitable opportunities throughout the organization for all. The essential work of VIIBE has continued to align its work with the development of foundational pillars of excellence that promote this philosophy. We are focused on how we source, recruit, develop, appreciate, and leverage perspectives and experiences of underrepresented talent. This focus will extend to our collaboration with client partners, selection of vendor partners, engagement in our communities and prioritization of overall work-life harmony. Our commitment to diversity, equity and inclusion does not sit with a singular individual, but with every team member at BGSF. BGSF leaders will continue to be provided additional inclusive-leadership growth opportunities, understanding the importance of mitigating biases, as an ongoing effort to shape our future talent pool selections, onboard new talent, and support future career trajectories.

As of October 13, 2023, we employed approximately 3,523 people, of which 14% were internal team members and 86% were field talent supporting our client partners across the country.

•Women represented 37% of all team members, and underrepresented minorities (“URMs”, defined as those who identify as Black/African American, Hispanic/Latinx, Native American/Alaska Native, Asian, Native Hawaiian/Pacific Islander and/or two or more races) represented 72% of our all of our reporting team members (4% of team members in contingent roles chose not to disclose this information);

•Women represented 61% of our internal team members and 51% of internal team members in managerial and leadership roles; and

•URMs represent 39% of our internal team members and 23% of internal team members in managerial and leadership roles identified as URMs.

Our focus is to ensure BGSF is cultivating equality and equity, while recognizing and celebrating our differences at work, in our homes, and out in the communities.

Community Involvement

In 2023, we were committed to sustainability initiatives which guided our interactions with our workforce, vendor partners, and client partners. Through our volunteering time off program, we had 189 individuals volunteer over 2,200 hours and donated of over $40,000 for philanthropic purposes, which emphasized our ongoing dedication to community service. Focusing on impactful community events, we continued sponsorship of the State Fair of Texas’s Youth Agricultural Job Interview Contest, the Heart Walk with the American Heart Association and the Steps of Success 5K for the Transformation Life Center. We were involved with student development through the Junior Achievement organization and in 2023, we created the Darrell Freeman Fellowship program for graduated students in Information Technology. Our global investment in professional development initiatives delivered over 20,000 educational hours to 1,600 individuals, resulting in 1,000 certificates awarded and locally we supported the Blacks in Technology Foundation. Additionally, our Colombia team hosted The NASA International Space Apps Challenge, which engaged over 200 individuals to innovate with NASA’s open data program. During 2024, we will remain dedicated to sustainability, employee development, and community impact.

Team Engagement

As part of BGSF’s continued initiative to provide its team members with feedback opportunities, in 2023, we conducted several pulse surveys to understand team member needs and provide support. Survey results were analyzed and reviewed by our senior leadership, as well as shared with individual managers, who were then tasked with taking action based on their team members’ confidential feedback (both quantitative and qualitative). By paying close attention to the results, both at an aggregate enterprise level as well as at a department/business/workgroup level, we have been able to continue the enhancement of our culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of team member well-being and modernize our approach to foster a culture of continuous learning and feedback. In 2023, team members recognized our BGSF values through our “BIG Deal” platform by sending over 2,700 awards to their fellow team members.

Learning and Development

We emphasize team member development and learning as a priority for the organization. We believe learning and development are key elements to overall retention, engagement, and team member experience strategy. This direction is led by our Vice President of Diversity and Development. Our strategy is designed to empower team members to reach their full potential, and we provide a wide range of development programs, opportunities, and resources needed to be successful. As we continue to develop the BGSF University, our goal is to provide a variety of learning channels including instructor-led, facilitated custom workshops, leader-led, cohort and mentorships, self-paced, e-learning and a catalog of vendor-provided courses, videos, resources, and books. We are committed to the organization’s overall health and providing career progression by providing individual development, readiness, and transition plans as a part of our talent review and succession planning process. In 2023, we had over 20,000 hours spent in upskilling the workforce, with over 1,600 going through our training programs and 1,000 certification achieved.

Intellectual Property

We own or have rights to various copyrights, trademarks, service marks, trade names and domain names used in our business, including, but not limited to, BGSF, BG Staffing, BG Staffing Group, BG Personnel Services, Extrinsic, American Partners, InStaff, BG Temporary Staffing, BG Multifamily, BG Talent, Triance, Donovan & Watkins, D&W Talent, Vision Technology Services, Zycron, Smart Resources, Accountable Search, L.J. Kushner & Associates, EdgeRock, EdgeRock Technology Partners, EdgeRock Technology Partners & Design, Momentum Solutionz, Creative Data Solutions, Horn Solutions, Arroyo Consulting, Arroyo IT Solutions, AC, bgsf.com, bgstaffing.com, bgstaffinggroup.com, bgpersonnel.com, bgpersonnel.net, bgstaffing.net, bgcompanies.net, bgmail.com, ltnstaffing.com, milwaukeetemps.com, milwaukeetmepsinc.com, extrinsicllc.com, extrinsicgroup.com, extrinsicresources.com, jnastaffing.com, therightpeoplerightnow.com, rightpeoplerightnow.com, americanpartnersinc.com, instaff.com, donwat.com, vistechs.com, zycron.com, smartstaffing.com, accountablesearch.com, executiveassistantsearch.com, ljkushner.com, edgerock.com, edgerock.net, edgerockblue.com, edgerockcares.com, edgerockcares.net, edgerockconsultants.com, edgerockit.com, edgerockpartners.com, edgerockperm.com, edgerockred.com, edgerocksearch.com, edgerocksolutions.com, edgerockstaffing.com, edgerocktech.com, edgerocktech.net, edgerocktechnologies.com, etphome.com, joinedgerock.com, myedgerock.com, momentumsolutionz.com, hornsolutions.net, arroyoconsulting.net, and micro-talent.net. In 2023, the Board of Directors approved, and we completed, management’s plan to rebrand as BGSF, eliminating various current trade names.

Regulation
We are subject to regulation by numerous foreign, federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. We are subject to the laws and regulations of the jurisdictions within which we operate. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to those client partners who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could also materially harm our business.

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

Geographic revenue in excess of 10% of our consolidated revenue from continuing operations in fiscal year 2023 and the related percentage for fiscal years 2022 and 2021 was generated in the following areas:

	2023	2022	2021
Tennessee	13%	10%	12%
Texas	25%	23%	23%

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

At the end of fiscal 2023, the maximum amount we were entitled to borrow under our revolving credit facility was $41.0 million and the availability of unused funds was affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows.

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

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $59.6 million and $30.4 million, respectively, at the end of fiscal year 2023. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our results of operations. For example, in 2023, the Board of Director approved management’s plan to rebrand as BGSF, eliminating various current trade names. See “Note 2 - Summary of Significant Accounting Policies” in our Consolidated Financial Statements included elsewhere in this report for additional information.

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

We provide workers’ compensation insurance for our team members and field talent. Our workers’ compensation insurance policies are renewed annually. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on commercially reasonable terms. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies. The loss of workers’ compensation insurance could have a material adverse effect on our financial position and results of operations.

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

Our business is subject to foreign, federal, state and local labor and employment laws and a failure to comply could materially harm our business.

We are subject to regulation by numerous foreign, federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. We are subject to the laws and regulations of the jurisdictions within which we operate. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Compliance with these requirements imposes some additional financial risk on us, particularly with respect to those client partners who breach their payment obligation to us. Any inability or failure to comply with government regulation could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could also materially harm our business.

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

In the future we may issue additional securities up to our total authorized and unissued amounts, including shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option exercises, 2020 ESPP purchases, future acquisitions or future placements of our securities for capital-raising or other business purposes. Moreover, the exercise of our existing outstanding stock options, which are exercisable for or convertible into shares of our common stock, would dilute our existing common stockholders.

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

While we have declared and paid dividends for the prior thirty-seven quarterly periods, we are limited in our ability to pay dividends by our credit agreement, and therefore, we cannot be certain if we will pay any cash dividends to holders of our common stock in the future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our board of directors. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Our broader information security program aims to secure our systems, keep our business running, and protect our client partners, field talent, team members, and shareholders from vulnerabilities and threats by protecting against, detecting, and recovering from cybersecurity incidents. With oversight from our Board, the Audit Committee, and management, we have put proactive measures and systems in place in an effort to protect our information assets from unauthorized use or access. Our cybersecurity framework is based on the National Institute of Standards and Technology (“NIST”).

Management Oversight

Our CIO and key members of senior management are accountable for our cybersecurity and data privacy programs and is supported by the Board of the Directors (the “Board”). Our CIO has extensive information technology and program management experience and has served many years in our corporate information security organization. Under the guidance of the Board, the CIO manages day-to-day operations of the security and data privacy functions and proposes changes to our cybersecurity strategy, which is part of our overall information technology strategy. The CIO and the Board meet frequently to discuss cyber and data operations, privacy programs and risks.

Our IT department monitors and manages system infrastructure in an effort to protect us against threats. Our cybersecurity process considers risks from many sources including, but not limited to, alerts, threat intelligence sources, risk assessments, and vulnerability management. Our cybersecurity process includes a risk assessment procedure, a risk evaluation procedure, and a third-party partner to strengthen our cybersecurity controls. These controls are designed to block and/or provide alerts on suspicious activities. Our security team responds as appropriate to risks identified.

Board Oversight

The Board is actively engaged in the oversight of cybersecurity and data privacy. On a quarterly basis, the Board receives updates on (a) our progress on security improvement objectives, (b) relevant reported cybersecurity internal incidents and the global evolving risks, and (c) results of work performed by our third-party information security partner. We engage subject matter experts in conducting independent assessments of our cybersecurity program maturity, penetration tests, and other tests and assessments.

Third-Party Vendor Management

Many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyberattack or security breach on a third party carries the same risks to us as those associated with our internal systems. We seek to reduce these risks by performing significant vendor due diligence procedures prior to engaging with any third-party vendor who will have access to sensitive data. Additionally, we require annual audits of certain third parties’ information technology processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business strategy. See “Risks Related to Our Information Technology, Cybersecurity and Data Protection” in Part 1, Item 1A. Risk Factors of this report for a discussion of these risks. With respect to our cybersecurity process, we are not aware of any material breach to date.

ITEM 2. PROPERTIES.

Our home office is located at 5850 Granite Parkway, Suite 730, Plano, Texas 75024, and our telephone number is 972-692-2400. We lease our home office, which is approximately 6,200 square feet of space. In the U.S., we operate across 46 states and D.C. We lease all of our offices, which are primarily located throughout in the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we have been threatened with, or named as a defendant in, litigation, administrative claims and lawsuits. We carry insurance to mitigate potential liabilities associated therewith. The principal risks that we insure against, subject to and upon the terms and conditions of our various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employment practices, crime and cyber risk, directors and officer liability, umbrella and excess, fiduciary liability, and fidelity losses. As of the date of this Annual Report on Form 10-K, management believes that the resolution of these matters will not have a material adverse effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph compares, through December 31, 2023, the cumulative total return of the Company’s common stock, a peer group index of certain publicly traded workforce solutions companies, and the Russell 3000. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

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

Quarter Ended:	High	Low
December 31, 2023	$9.49	$9.37
October 1, 2023	$9.62	$9.45
July 2, 2023	$9.59	$9.50
April 2, 2023	$11.06	$10.44
January 1, 2023	$15.49	$10.30
September 25, 2022	$13.33	$11.88
June 26, 2022	$13.62	$11.65
March 27, 2022	$15.10	$12.80

As of February 7, 2024, our common stock closing price was $10.24 per share.
As of February 7, 2024, there were approximately 2,522 holders of record of our common stock.

Dividends

The board of directors has declared and we have paid the following cash dividends during the fiscal years ended 2023, 2022, and 2021:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
February 8, 2021	February 18, 2021	February 26, 2021	$0.10	$1,033,597
May 6, 2021	May 17, 2021	May 24, 2021	$0.10	1,034,334
August 5, 2021	August 16, 2021	August 23, 2021	$0.12	1,248,183
November 3, 2021	November 15, 2021	November 22, 2021	$0.12	1,251,025
Total				$4,567,139

February 3, 2022	February 14, 2022	February 22, 2022	$0.15	$1,564,649
April 27, 2022	May 17, 2022	May 24, 2022	$0.15	1,572,332
August 3, 2022	August 15, 2022	August 22, 2022	$0.15	1,574,992
November 2, 2022	November 14, 2022	November 21, 2022	$0.15	1,577,709
Total				$6,289,682

February 13, 2023	February 23, 2023	March 2, 2023	$0.15	$1,618,485
May 4, 2023	May 15, 2023	May 22, 2023	$0.15	1,625,816
August 9, 2023	August 21, 2023	August 28, 2023	$0.15	1,629,676
November 8, 2023	November 20, 2023	November 28, 2023	$0.15	1,633,272
Total				$6,507,249

On February 7, 2024, the Company’s board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on February 27, 2024 to all shareholders of record as of the close of business on February 20, 2024.

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

Equity Compensation Plans

The following equity compensation plan information is provided as of December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
2013 Long-Term Incentive Plan	998,034	$15.03	218,953
2020 Employee Stock Purchase Plan	—	$0.00	93,245
Total	998,034	$15.03	312,198

A description of the equity compensation plan is incorporated by reference to Note 16 in the Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In December 2022, we issued 254,455 shares of common stock in a private placement for a value of $3.3 million, and a convertible two-year promissory note of $4.4 million with an annual interest rate of 6% that is convertible into common shares at any time after one year at a conversion price of $17.12 per share at the closing of the Horn Solutions acquisition.

The foregoing issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

During 2023, we repurchased 2,085 shares of the Company’s common stock at a cost of $19,019 and a weighted average price of $9.69 upon the vesting of restricted stock to satisfy statutory minimum tax withholding requirements. During 2022, there were no stock repurchases.

Item 6. Selected Financial Data

The following tables set forth our summary consolidated historical financial data from continuing operations. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2023, 2022, and 2021 and the balance sheet data as of December 31, 2023 and January 1, 2023 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2020 and 2019 and the balance sheet data as of December 26, 2021, December 27, 2020, and December 29, 2019 set forth below were derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	December 26, 2021	December 27, 2020	December 29, 2019
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$313,167	$298,422	$239,027	$207,125	$219,764
Gross profit	$111,784	$103,548	$80,941	$66,040	$69,826
Selling, general and administrative expenses	$88,650	$83,211	$65,116	$55,244	$50,222
Gain on contingent consideration	$—	$—	$(2,403)	$(76)	$—
Impairment losses	$22,545	$—	$—	$7,240	$—
Depreciation and amortization	$7,774	$4,054	$3,698	$4,861	$4,718
Operating (loss) income	$(7,185)	$16,283	$14,530	$(1,229)	$14,886
Loss on extinguishment of debt	$—	$—	$—	$—	$541
Interest expense, net	$(5,976)	$(1,363)	$(1,433)	$1,584	$1,569
(Loss) income from continuing operations before income taxes	$(13,161)	$14,920	$13,097	$(2,813)	$12,776
Income tax benefit (expense) from continuing operations	$2,938	$(3,659)	$(2,639)	$741	$3,135
(Loss) income from continuing operations	$(10,223)	$11,261	$10,458	$(2,072)	$9,641
Income from discontinued operations, net of tax	$—	$14,100	$3,651	$3,513	$3,606
Net (loss) income	$(10,223)	$25,361	$14,109	$1,441	$13,247

Net (loss) income per share - basic:
Continuing operations	$(0.95)	$1.08	$1.01	$(0.20)	$0.94
Income from discontinued operations:
Income	—	0.12	0.44	0.46	0.46
Gain on Sale	—	1.69	—	—	—
Income tax expense	—	(0.46)	(0.09)	(0.12)	(0.11)
Net (loss) income per share – basic	$(0.95)	$2.43	$1.36	$0.14	$1.29

Net (loss) income per share - diluted:
Continuing operations	$(0.95)	$1.07	$1.00	$(0.20)	$0.93
Income from discontinued operations:
Income	—	0.12	0.44	0.46	0.46
Gain on Sale	—	1.69	—	—	—
Income tax expense	—	(0.46)	(0.09)	(0.12)	(0.11)
Net (loss) income per share – diluted	$(0.95)	$2.42	$1.35	$0.14	$1.28

Weighted average shares outstanding – basic	10,766	10,427	10,367	10,312	10,239
Weighted average shares outstanding – diluted	10,766	10,473	10,417	10,338	10,351

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	December 26, 2021	December 27, 2020	December 29, 2019
	(dollars in thousands, except per share data)
Other Financial Data:
Adjusted EBITDA from continuing operations(1)	$25,137	$21,693	$14,969	$12,197	$21,609
Same Day EBITDA from continuing operations(1)	$25,137	$21,283	$14,969	$12,197	$21,609
Cash dividends declared per common share	$0.60	$0.60	$0.44	$0.50	$1.20

Balance Sheet Data from Continuing Operations:
Working capital(2)	$(18,144)	$47,955	$25,851	$17,960	$20,532
Total assets	$178,517	$194,673	$148,294	$130,278	$100,378
Total outstanding borrowings, net	$63,114	$66,671	$39,450	$34,634	$27,494
Total other long-term liabilities	$7,926	$3,059	$7,240	$14,224	$6,068
Stockholders’ equity	$85,536	$100,736	$76,592	$65,458	$68,457
(1)We present Adjusted EBITDA and Same Day EBITDA (defined below), measure that are not in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”), in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA and Same Day EBITDA are useful performance measures and are used by us to facilitate comparisons of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under accounting principles generally accepted in the United States of America (“GAAP”) can provide alone. Our board and management also use Adjusted EBITDA and Same Day EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management. In addition, the financial covenants in our credit agreement are based on EBITDA as defined in the credit agreement.
(2)The 2023 working capital amount includes the movement of the balances from long-term to current liabilities related to the amended credit agreement with BMO Harris Bank, N.A. (“BMO”), which had a maturity date of July 16, 2024.

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

The use of Adjusted EBITDA and Same Day EBITDA have limitations as analytical tools, and you should not consider these performance measure in isolation from, or as an alternative to, GAAP measures such as net income. Adjusted EBITDA and Same Day EBITDA are not measures of liquidity under GAAP or otherwise, and are not alternatives to cash flow from continuing operating activities. Our presentation of Adjusted EBITDA and Same Day EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA and Same Day EBITDA include: (i) they do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) they do not reflect changes in, or cash requirements for, our working capital needs; (iii) they do not reflect income tax payments we may be required to make;

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

	Fiscal Years Ended
	December 31, 2023	January 1, 2023	December 26, 2021	December 27, 2020	December 29, 2019
	(dollars in thousands)
(Loss) income from continuing operations	$(10,223)	$11,261	$10,458	$(2,072)	$9,641
Income tax (benefit) expense from continuing operations(1)	(2,938)	3,659	2,639	(741)	3,135
Interest expense, net	5,976	1,363	1,433	1,584	1,569
Loss on extinguishment of debt	—	—	—	—	541
Operating (loss) income	(7,185)	16,283	14,530	(1,229)	14,886
Depreciation and amortization	7,774	4,054	3,698	4,861	4,718
Gain on contingent consideration	—	—	(2,403)	(76)	—
Impairment losses(2)	22,545	—	—	7,240	—
CARES Act credit	—	—	(2,084)	—	—
Share-based compensation	1,029	1,085	1,058	786	850
Transaction fees	974	271	170	615	434
Adjusted EBITDA from continuing operations	25,137	21,693	14,969	12,197	20,888
Same day adjustment	—	(410)	—	—	—
Same day EBITDA from continuing operations	$25,137	$21,283	$14,969	$12,197	$20,888
(1)2020 Included a $3.3 million re-measurement of the net deferred tax assets as a result of the TCJA.
(2)In the Professional segment, we recognized a $3.7 million trade name impairment loss and a $3.5 million client partner list impairment loss during the thirteen week period ended June 28, 2020. We recognized a $22.5 million trade name impairment loss during the thirteen week period ended April 2, 2023.

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

Company Overview

We provide workforce solutions to our client partners in a variety of industries through our various divisions in IT, Finance & Accounting, Managed Solutions, and Property Management (apartment communities and commercial buildings) and have completed a series of acquisitions including the acquisition of BG Personnel, LP and B G Staff Services Inc. in June 2010, substantially all of the assets of JNA Staffing, Inc. in December 2010, Extrinsic, LLC in December 2011, American Partners, Inc. in December 2012, InStaff in June 2013, D&W in March 2015, VTS in October 2015, Zycron in April 2017, Smart in September 2017, and LJK in December 2019, 100% of the equity of EdgeRock in February 2020, Momentum Solutionz in February 2021, Horn Solutions in 2022, and Arroyo Consulting in 2023. We have continuing operations in two industry segments Property Management and Professional, and had discontinued operations in the Light Industrial segment. We primarily operate within the United States of America.

On March 21, 2022, we sold substantially all of the assets and certain liabilities of InStaff to Sentech Engineering Services, Inc. The Light Industrial segment provided field talent primarily to manufacturing, distribution, logistics, and call center client partners needing a flexible workforce. The InStaff financial results for periods prior to the sale have been reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows as discontinued operations. See “Note 4 — Discontinued Operations” of our audited consolidated financial statements for information regarding our discontinued operations.

The Property Management segment provides office and maintenance talent in 38 states and D.C., to property management companies responsible for the apartment communities’ and commercial buildings’ day-to-day operations.

The Professional segment provides specialized talent and business consultants for information technology (“IT”), managed services, finance, accounting, legal and human resource. The segment operates across the U.S. in three divisions, IT, Managed Solutions, and Finance & Accounting, with the IT division providing additional nearshore and offshore solutions in Colombia and India.

Results of Operations

The following tables summarize key components of our results from continuing operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements.

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	December 26, 2021
	(dollars in thousands)
Revenues	$313,167	$298,422	$239,027
Cost of services	201,383	194,874	158,086
Gross Profit	111,784	103,548	80,941
Selling, general and administrative expenses	88,650	83,211	65,116
Gain on contingent consideration	—	—	(2,403)
Impairment losses	22,545	—	—
Depreciation and amortization	7,774	4,054	3,698
Operating (loss) income	(7,185)	16,283	14,530
Interest expense, net	5,976	1,363	1,433
(Loss) income from continuing operations before income taxes	(13,161)	14,920	13,097
Income tax benefit (expense) from continuing operations	2,938	(3,659)	(2,639)
(Loss) income from continuing operations	(10,223)	11,261	10,458
Income from discontinued operations:
Income	—	1,235	4,570
Gain on sale	—	17,675	—
Income tax expense	—	(4,810)	(919)
Net (loss) income	$(10,223)	$25,361	$14,109

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	December 26, 2021
Revenues	100.0%	100.0%	100.0%
Cost of services	64.3	65.3	66.1
Gross Profit	35.7	34.7	33.9
Selling, general and administrative expenses	28.3	27.8	27.2
Gain on contingent consideration	—	—	(1.0)
Impairment losses	7.2	—	—
Depreciation and amortization	2.5	1.4	1.5
Operating (loss) income	(2.3)	5.5	6.1
Interest expense, net	1.9	0.5	0.6
(Loss) income from continuing operations before income taxes	(4.2)	5.0	5.5
Income tax benefit (expense) from continuing operations	0.9	(1.2)	(1.1)
(Loss) income from continuing operations	(3.3)%	3.8%	4.4%

Fifty-two Week Fiscal Year Ended December 31, 2023 (Fiscal 2023) Compared with Fifty-three Week Fiscal Year Ended January 1, 2023 (Fiscal 2022)

Revenues:

	Fiscal Year Ended
	December 31, 2023		January 1, 2023
	(dollars in thousands)
Revenues by Segment:
Property Management	$125,077	39.9%	$121,093	40.6%
Professional	188,090	60.1%	177,329	59.4%
Total Revenues	$313,167	100.0%	$298,422	100.0%

Property Management Revenues: Property Management revenues increased approximately $4.0 million (3.3%), primarily due to an 8.5% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $10.8 million (6.1%). The 2023 Arroyo Consulting acquisition contributed $14.8 million of new revenues. The Horn Solutions acquisition, which was integrated with the organic business, added revenue that was not enough to offset the decline in the existing professional business. Horn Solutions and the existing professional business declined $4.1 million (2.3%), primarily due to fewer hours billed and lower permanent placement revenue.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	December 31, 2023		January 1, 2023
	(dollars in thousands)
Gross Profit by Segment:
Property Management	$49,785	44.5%	$47,695	46.1%
Professional	61,999	55.5%	55,853	53.9%
Total Gross Profit	$111,784	100.0%	$103,548	100.0%

	Fiscal Year Ended
	December 31, 2023	January 1, 2023
Gross Profit Percentage by Segment:
Property Management	39.8%	39.4%
Professional	33.0%	31.5%
Company Gross Profit Percentage	35.7%	34.7%

Total gross profit increased approximately $8.2 million (8.0%). As a percentage of revenue, gross profit has increased to 35.7% from 34.7%, with both segments contributing to the increase.

Property Management Gross Profit: Property Management gross profit increased approximately $2.1 million (4.4%), consistent with a 3.3% increase in revenues, partially offset by lower permanent placement revenue, which has no cost of services.

Professional Gross Profit: Professional gross profit increased approximately $6.1 million (11.0%). The Arroyo Consulting acquisition contributed $5.1 million in gross profit. The Horn Solutions acquisition, which was integrated with the organic business, added growth to offset the decline experienced in the existing professional business.

Selling, General and Administrative Expenses: Selling, general and administrative (“SGA”) expenses increased $5.4 million (6.5%) versus prior year. The overall increase slightly outpaced revenue growth adding 40 bps to total SGA expense as a percent of revenue. Acquisition transaction fees increased $0.7 million over the prior year.

	Fiscal Year Ended
	December 31, 2023		January 1, 2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$68,536	21.9%	$64,782	21.7%	$3,754	5.8%
Advertising and recruitment	2,111	0.7%	1,987	0.7%	124	6.2%
Occupancy and office operations	3,310	1.1%	2,773	0.9%	537	19.4%
Travel, meals and entertainment	1,349	0.4%	1,044	0.3%	305	29.2%
Software	5,339	1.7%	5,751	1.9%	(412)	(7.2)%
Liability insurance	1,140	0.4%	991	0.3%	149	15.0%
Professional fees	1,413	0.5%	1,647	0.6%	(234)	(14.2)%
Public company related costs	851	0.3%	734	0.2%	117	15.9%
Bad debt	798	0.3%	315	0.1%	483	153.3%
Share-based compensation	1,029	0.3%	1,085	0.4%	(56)	(5.2)%
Transaction fees	974	0.3%	271	0.1%	703	259.4%
Workers’ compensation loss retention return	(491)	(0.2)%	(117)	—%	(374)	319.7%
Other	2,291	0.7%	1,948	0.7%	343	17.6%
Total	$88,650	28.3%	$83,211	27.9%	$5,439	6.5%

Impairment losses: In Fiscal 2023, managements’s plan to eliminate the use of various trade names was approved by the Board of Directors. The decision to rebrand as BGSF created a $22.5 million write-off in trade names.

Depreciation and Amortization: Depreciation and amortization charges increased $3.7 million (91.8%). The increase in deprecation and amortization is primarily due to the amortization of intangible assets related to the 2022 Horn Solutions acquisition and the 2023 Arroyo Consulting acquisition.

Interest Expense, net: Interest expense, net increased $4.6 million primarily due to the increased debt balances related to the 2022 Horn Solutions acquisition, the 2023 Arroyo Consulting acquisition, and higher interest rates.

Income Taxes: We recorded a tax benefit of approximately $2.9 million primarily due impairment losses on the trade names in the first quarter versus a tax expense of $3.7 million in 2022.

Non-GAAP Same Day Revenues: Same Day Revenues are defined as a fifty-three week fiscal year ended January 1, 2023 (Fiscal 2022) revenues less five revenue days. The Fiscal 2022 revenues of $298.4 million would be less $5.9 million for five revenue days resulting in Same Day Revenues of $292.5 million. Same Day Revenues increased $20.7 million (7.1%) to $313.2 million in Fiscal 2023. Same Day Revenues and GAAP revenues were equal for Fiscal 2023.

Non-GAAP Same Day Gross Profit: Same Day Gross Profit is defined as a fifty-three week fiscal year ended January 1, 2023 (Fiscal 2022) gross profit less five gross profit days. The Fiscal 2022 gross profit of $103.5 million would be less $2.1 million for five gross profit days resulting in Same Day Gross Profit of $101.5 million. Same Day Gross Profit increased $10.3 million (10.2%) to $111.8 million in Fiscal 2023. Same Day Gross Profit and GAAP gross profit were equal for Fiscal 2023.

Fifty-three Week Fiscal Year Ended January 1, 2023 (Fiscal 2022) Compared with Fifty-two Week Fiscal Year Ended December 26, 2021 (Fiscal 2021)

Revenues:

	Fiscal Year Ended
	January 1, 2023		December 26, 2021
	(dollars in thousands)
Revenues by Segment:
Property Management	$121,093	40.6%	$92,018	38.5%
Professional	177,329	59.4%	147,009	61.5%
Total Revenues	$298,422	100.0%	$239,027	100.0%

Property Management Revenues: Property Management revenues increased approximately $29.1 million (31.6%). The increase was primarily due to an 11.0% increase in average bill rate.

Professional Revenues: Professional revenues increased approximately $30.3 million (20.6%), primarily due to growth in the IT division of $27.6 million, the 2022 Horn Solutions acquisition which contributed $1.4 million of new revenues, and an increase of 11.8% in the average bill rate.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	January 1, 2023		December 26, 2021
	(dollars in thousands)
Gross Profit by Segment:
Property Management	$47,695	46.1%	$34,969	43.2%
Professional	55,853	53.9%	45,972	56.8%
Total Gross Profit	$103,548	100.0%	$80,941	100.0%

	Fiscal Year Ended
	January 1, 2023	December 26, 2021
Gross Profit Percentage by Segment:
Property Management	39.4%	38.0%
Professional	31.5%	31.3%
Company Gross Profit Percentage	34.7%	33.9%

Overall, our gross profit increased approximately $22.6 million (27.9%). As a percentage of revenue, gross profit has increased to 34.7% from 33.9%, primarily due to higher gross profits across all our segments.

Property Management Gross Profit: Property Management gross profit increased approximately $12.7 million (36.4%) consistent with the increase in revenue.

Professional Gross Profit: Professional gross profit increased approximately $9.9 million (21.5%) consistent with an increase in revenue, and an increase of $0.6 million from the 2022 Horn Solutions acquisition.

Selling, General and Administrative Expenses: Selling, General and Administrative expenses increased $18.1 million (27.8%). Expenses in 2021 benefited from the CARES Act credit. Adjusting for the impact of the credit, total SGA expenses as a percentage of revenue improved by 20 basis points.

	Fiscal Year Ended
	January 1, 2023		December 26, 2021
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$64,782	21.7%	$53,332	22.5%	$11,450	21.5%
Advertising and recruitment	1,987	0.7%	1,379	0.6%	608	44.1%
Occupancy and office operations	2,773	0.9%	3,128	1.3%	(355)	(11.3)%
Travel, meals and entertainment	1,044	0.3%	389	0.2%	655	168.4%
Software	5,751	1.9%	2,538	1.2%	3,213	126.6%
Liability insurance	991	0.3%	740	0.3%	251	33.9%
Professional fees	1,647	0.6%	1,111	0.8%	536	48.2%
Public company related costs	734	0.2%	727	0.3%	7	1.0%
Bad debt	315	0.1%	145	0.1%	170	117.2%
Share-based compensation	1,085	0.4%	1,058	0.4%	27	2.6%
Transaction fees	271	0.1%	170	0.1%	101	59.4%
Workers’ compensation loss retention return	(117)	—%	(348)	(0.1)%	231	(66.4)%
CARES Act credit	—	—%	(2,083)	(0.9)%	2,083	—%
Other	1,948	0.7%	2,830	0.5%	(882)	(31.2)%
Total	$83,211	27.9%	$65,116	27.2%	$18,095	27.8%

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

Our primary sources of liquidity are cash generated from operations and borrowings under our amended credit agreement with BMO, that provides for a revolving credit facility maturing March 12, 2028 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	December 31, 2023	January 1, 2023	December 26, 2021
	(dollars in thousands)
Working capital from continuing operations(1)	$(18,144)	$47,955	$25,851

Net cash provided by (used in) continuing operations:
Operating activities	$20,386	$(3,300)	$1,358
Investing activities	(9,514)	(8,898)	(6,990)
Financing activities	(10,872)	15,934	473
Net change in cash and cash equivalents discontinued operations	—	(3,848)	5,271
Net change in cash and cash equivalents	$—	$(112)	$112
(1)The 2023 working capital amount includes the movement of the balances from long-term to current liabilities related to the amended credit agreement with BMO Harris Bank, N.A. (“BMO”) maturing July 16, 2024.

Operating Activities

Cash provided by operating activities consists of net (loss) income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, impairment losses, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued payroll and expenses, and other current liabilities.

During Fiscal 2023, net cash provided by continuing operating activities was $20.4 million, an increase of $23.7 million compared with $3.3 million net cash used in continuing operating activities for Fiscal 2022. This increase is primarily attributable to payments on accounts receivable, payments on accrued payroll and expenses, and payments of deferred employer FICA for the CARES Act in other current liabilities in Fiscal 2022.

During Fiscal 2022, net cash used in continuing operating activities was $3.3 million, a decrease of $4.7 million compared with $1.4 million net cash provided by continuing operating activities for Fiscal 2021. This decrease is primarily attributable to field talent and team member compensation disbursements including bonuses, commissions, and related taxes for services rendered in accrued payroll and expenses, an increase in accounts receivable, and payments of deferred employer FICA for the CARES Act in other current liabilities.

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

In Fiscal 2023, we paid $6.8 million in connection with the Arroyo Consulting acquisition, funded a working capital payment of $0.1 million in connection with the Horn Solutions acquisition, and made capital expenditures of $2.6 million mainly related to continued information technology improvements and for software and computer equipment purchased in the ordinary course of business.

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

For Fiscal 2023, we disbursed $6.5 million in cash dividends on our common stock, we paid down $6.0 million on the Term Loan, we paid $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $2.3 million on our Revolving Facility for increased working capital needs.

For Fiscal 2022, we received $40.0 million on the issuance of the New Term Loan, we paid down $26.9 million on the Term Loan, as discussed below, we disbursed $6.3 million in cash dividends on our common stock, we paid $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $9.8 million on our Revolving Facility for increased working capital needs.

For Fiscal 2021, we borrowed $6.8 million on our Revolving Facility for increased working capital needs and to fund the Momentum acquisition, disbursed $4.6 million in cash dividends on our common stock, and paid down $2.1 million on the Term Loan, as defined below.

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

In connection with the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”), we exercised the option to borrow $40 million, as noted above, pursuant to a second amendment to the Credit Agreement (“Second Credit Amendment”). The Second Credit Amendment requires 2.5% of the original principal balance of the New Term Loan payable on the last business day of each quarter, beginning on March 31, 2023. We are subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as such terms are defined in the amended Second Credit Amendment).

On April 24, 2023, in connection with the acquisition of Arroyo Consulting, we entered into a Third Amendment to the Credit Agreement (“Third Credit Amendment”) with BMO. The Third Credit Amendment revised language to permit an acquisition of a foreign entity under certain circumstances and modified the terms of permitted distributions and guarantors

On May 19, 2023, we entered into a Fourth Amendment to the Credit Agreement (“Fourth Credit Amendment”) and increased the Revolving Facility by $6.0 million to an aggregate amount up to $41.0 million. We were in compliance with the customary affirmative and negative covenants as of December 31, 2023.

The indebtedness under the Credit Agreement had a maturity date of July 16, 2024 and has therefore been classified within current liabilities on the Company's consolidated balance sheets as of December 31, 2023. On March 12, 2024, the Credit Agreement was amended and restated through the Company’s entry into an Amended and Restated Credit Agreement with certain lenders, BMO Bank, N.A., as administrative agent, letter of credit Issuer, and swing line lender, and BMO Capital Markets Corp., as sole lead arranger and sole book runner. The Amended and Restated Credit Agreement has a maturity date of March 12, 2028. The Amended and Restated Credit Agreement provides for a revolving credit facility permitting us to borrow funds from time to time in an aggregate amount up to $40 million. Term loans with an outstanding principal balance of $34 million were outstanding under the Credit Agreement remain outstanding under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement further provides for a delayed draw term loan commitment of $4.3 million. The Company is required to repay the term loans in quarterly principal installments in an amount equal to 2.5% of the aggregate principal balance thereof. The Amended and Restated Credit Agreement provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (in each case, as such terms are defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement also provides for letter of credit fees and commitment fees as further described therein. The Company’s obligations under the Amended and Restated Credit Amendment are secured by a first priority security interest in substantially all of the Company’s and its subsidiaries’ tangible and intangible property. The Amended and Restated Credit Agreement provides for a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as such terms are defined in the Amended and Restated Credit Amendment), and also provides for, among other items, representations and warranties, affirmative and negative covenants, as described therein.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 31, 2023.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$58,874	$58,874	$—	$—	$—
Contingent consideration	8,500	4,250	4,250	—	—
Convertible note	4,368	4,368	—	—	—
Operating lease obligations	6,546	2,306	2,802	1,364	74
Contractual cash obligations	$78,288	$69,798	$7,052	$1,364	$74

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of December 31, 2023, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BGSF, Inc., and its subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2024 expressed an unqualified opinion.

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

Acquisition of Arroyo Consulting, LLC – Fair Value of Intangible Assets

Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company acquired substantially all of the assets and assumed certain liabilities of Arroyo Consulting, LLC (“Arroyo”) for a purchase price of up to $8.7 million in cash and contingent consideration of up to $8.5 million. The acquisition of Arroyo resulted in a total of $13.9 million of intangible assets, which are comprised primarily of client partner lists. The determination of fair value for the client partner lists required management to make estimates of discounted future cash flows and included their subjective assumptions of the appropriate discount rate, the growth of revenue, and rate of attrition for the related customers. The contingent consideration of up to $8.5 million is based on the forecasted performance of the acquired business for the two years following the date of the acquisition.

We identified the fair value of the intangible assets acquired and contingent consideration liability in the Arroyo business combination to be a critical audit matter due to the significant judgments made by management to estimate their fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of discount and customer attrition rates, as well as forecasts of future revenues and cash flows.

How We Addressed the Matter in Our Audit

Our audit procedures related to the discount rates, and forecasts of future revenues and cash flows used by management to estimate the fair value of both the intangible assets acquired and contingent consideration liability in the Arroyo business combination included the following, among others:

•We tested the effectiveness of controls over management’s Arroyo purchase price allocation, including those over the determination of the fair value of intangible assets, such as controls related to management’s selection of discount rates, client attrition rate, and forecasts of future revenues and cash flows.

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

•We evaluated management’s ability to accurately forecast future revenues and cash flows by considering the past financial performance of Arroyo and current economic factors.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2013.

Plano, Texas
March 14, 2024

BGSF, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2023	January 1, 2023
ASSETS
Current assets
Accounts receivable (net of allowance for credit losses of $554 and $558, respectively)	$56,776	$66,285
Prepaid expenses	2,963	2,418
Other current assets	7,172	7,459
Total current assets	66,911	76,162

Property and equipment, net	1,217	2,081
Other assets
Deposits	2,699	2,616
Software as a service, net	5,026	4,411
Deferred income taxes, net	7,271	2,196
Right-of-use asset - operating leases	5,435	4,462
Intangible assets, net	30,370	47,552
Goodwill	59,588	55,193
Total other assets	110,389	116,430
Total assets	$178,517	$194,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$95	$587
Accrued payroll and expenses	14,902	19,171
Line of credit (net of debt issuance costs of $128)	24,746	—
Long-term debt, current portion	34,000	4,000
Accrued interest	438	273
Income taxes payable	282	253
Contingent consideration, current portion	4,208	1,081
Convertible note	4,368	—
Other current liabilities	—	1,000
Lease liabilities, current portion	2,016	1,842
Total current liabilities	85,055	28,207

Line of credit (net of debt issuance costs of $259)	—	22,303
Long-term debt, less current portion	—	36,000
Contingent consideration, less current portion	4,112	—
Convertible note	—	4,368
Lease liabilities, less current portion	3,814	3,049
Other long-term liabilities	—	10
Total liabilities	92,981	93,937

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 10,887,509 and 10,772,515 shares issued and outstanding, respectively, net of treasury stock, at cost, of 3,930 and 1,845 shares, respectively	52	70
Additional paid in capital	68,551	67,003
Retained earnings	16,933	33,663
Total stockholders’ equity	85,536	100,736
Total liabilities and stockholders’ equity	$178,517	$194,673

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share and dividend amounts)

Years ended December 31, 2023, January 1, 2023 and December 26, 2021

	2023	2022	2021
Revenues	$313,167	$298,422	$239,027
Cost of services	201,383	194,874	158,086
Gross profit	111,784	103,548	80,941
Selling, general and administrative expenses	88,650	83,211	65,116
Gain on contingent consideration	—	—	(2,403)
Impairment losses	22,545	—	—
Depreciation and amortization	7,774	4,054	3,698
Operating (loss) income	(7,185)	16,283	14,530
Interest expense, net	(5,976)	(1,363)	(1,433)
(Loss) income from continuing operations before income taxes	(13,161)	14,920	13,097
Income tax benefit (expense) from continuing operations	2,938	(3,659)	(2,639)
(Loss) income from continuing operations	(10,223)	11,261	10,458
Income from discontinued operations:
Income	—	1,235	4,570
Gain on sale	—	17,675	—
Income tax expense	—	(4,810)	(919)
Net (loss) income	$(10,223)	$25,361	$14,109

Change in unrealized (losses) gains on cash flow hedges	—	(58)	181
Other comprehensive (loss) gain	—	(58)	181
Net comprehensive (loss) income	$(10,223)	$25,303	$14,290

Net (loss) income per share - basic:
Net (loss) income from continuing operations	$(0.95)	$1.08	$1.01
Net income from discontinued operations:
Income	—	0.12	0.44
Gain on sale	—	1.69	—
Income tax expense	—	(0.46)	(0.09)
Net (loss) income per share - basic	$(0.95)	$2.43	$1.36

Net (loss) income per share - diluted:
Net (loss) income from continuing operations	$(0.95)	$1.07	$1.00
Net income from discontinued operations:
Income	—	0.12	0.44
Gain on sale	—	1.69	—
Income tax expense	—	(0.46)	(0.09)
Net (loss) income per share - diluted	$(0.95)	$2.42	$1.35

Weighted average shares outstanding:
Basic	10,766	10,427	10,367
Diluted	10,766	10,473	10,417

Cash dividends declared per common share	$0.60	$0.60	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

Years ended December 31, 2023, January 1, 2023 and December 26, 2021

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 27, 2020	—	10,328	$103	$(29)	$60,457	$5,050	$(123)	$65,458
Share-based compensation from continuing operations	—	—	—	—	1,058	—	—	1,058
Share-based compensation from discontinued operations	—	—	—	—	54	—	—	54
Issuance of shares, net of offering costs	—	—	—	—	(40)	—	—	(40)
Issuance of restricted shares, net of 610 shares of treasury stock	—	64	1	(9)	(1)	—	—	(9)
Issuance of ESPP shares	—	32	—	—	340	—	—	340
Exercise of common stock shares	—	1	—	—	8	—	—	8
Cash dividends declared	—	—	—	—	—	(4,567)	—	(4,567)
Net income	—	—	—	—	—	14,109	—	14,109
Other comprehensive gain	—	—	—	—	—	—	181	181
Stockholders’ equity, December 26, 2021	—	10,425	104	(38)	61,876	14,592	58	76,592
Share-based compensation from continuing operations	—	—	—	—	1,085	—	—	1,085
Share-based compensation from discontinued operations	—	—	—	—	7	—	—	7
Transaction fees related to sale of discontinued operations	—	—	—	—	35	—	—	35
Issuance of shares	—	254	3	—	3,338	—	—	3,341
Issuance of restricted shares	—	32	1	—	(1)	—	—	—
Issuance of ESPP shares	—	60	—	—	653	—	—	653
Exercise of common stock options	—	1	—	—	10	—	—	10
Cash dividends declared	—	—	—	—	—	(6,290)	—	(6,290)
Net income	—	—	—	—	—	25,361	—	25,361
Other comprehensive loss	—	—	—	—	—	—	(58)	(58)
Stockholders’ equity, January 01, 2023	—	10,772	$108	$(38)	$67,003	$33,663	$—	$100,736

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

Years ended December 31, 2023, January 1, 2023 and December 26, 2021

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, January 01, 2023	—	10,772	$108	$(38)	$67,003	$33,663	$—	$100,736
Share-based compensation	—	—	—	—	1,029	—	—	1,029
Issuance of restricted shares, net of 2,085 shares of treasury stock	—	57	1	(19)	(23)	—	—	(41)
Issuance of ESPP shares	—	54	—	—	512	—	—	512
Exercise of common stock options	—	5	—	—	30	—	—	30
Cash dividends declared	—	—	—	—	—	(6,507)	—	(6,507)
Net loss	—	—	—	—	—	(10,223)	—	(10,223)
Stockholders’ equity, December 31, 2023	—	10,888	$109	$(57)	$68,551	$16,933	$—	$85,536

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years ended December 31, 2023, January 1, 2023 and December 26, 2021

	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(10,223)	$25,361	$14,109
(Income) from discontinued operations	—	(1,235)	(4,570)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	446	597	685
Amortization	7,328	3,457	3,013
Gain on sale of discontinued operations	—	(17,675)	—
Impairment losses	22,545	—	—
CARES Act credit	—	—	(2,368)
Loss on disposal of property and equipment	17	6	8
Contingent consideration adjustment	—	—	(2,403)
Amortization of debt issuance costs	199	172	75
Interest expense on contingent consideration payable	740	128	252
Provision for credit losses	798	315	221
Share-based compensation	1,029	1,085	1,058
Deferred income taxes, net of acquired deferred tax liability	(5,075)	2,353	1,279
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,163	(14,793)	(15,178)
Prepaid expenses and other current assets	(2,159)	(866)	(200)
Deposits	(83)	1,503	(126)
Software as a service	720	660	319
Accounts payable	(492)	(228)	156
Accrued payroll and expenses	(7,426)	1,633	5,730
Accrued interest	165	171	24
Income taxes receivable and payable	729	(1,202)	(560)
Other current liabilities	(1,000)	(4,551)	19
Operating leases	(35)	(127)	(107)
Other long-term liabilities	—	(64)	(78)
Net cash provided by (used in) continuing operating activities	20,386	(3,300)	1,358
Net cash (used in) provided by discontinued operating activities	—	(3,822)	5,305
Net cash provided by (used in) operating activities	20,386	(7,122)	6,663

Cash flows from investing activities
Businesses acquired, net of cash acquired	(6,917)	(33,940)	(3,791)
Businesses sold	—	30,722	—
Capital expenditures	(2,597)	(5,680)	(3,204)
Proceeds from sale of property and equipment	—	—	5
Net cash used in continuing investing activities	(9,514)	(8,898)	(6,990)
Net cash used in discontinued investing activities	—	(26)	(34)
Net cash used in investing activities	(9,514)	(8,924)	(7,024)

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Years ended December 31, 2023, January 1, 2023 and December 26, 2021

	2023	2022	2021
Cash flows from financing activities
Net borrowings under line of credit	2,312	9,781	6,804
Proceeds from issuance of long-term debt	—	40,000	—
Principal payments on long-term debt	(6,000)	(26,863)	(2,063)
Payments of dividends	(6,507)	(6,290)	(4,567)
Issuance of ESPP shares	512	653	340
Issuance of shares under the 2013 Long-Term Incentive Plan and Form S-3 registration statement costs, net of exercises	(10)	(1)	(41)
Contingent consideration paid	(1,110)	(1,110)	—
Debt issuance costs	(69)	(236)	—
Net cash (used in) provided by continuing financing activities	(10,872)	15,934	473
Net change in cash and cash equivalents	—	(112)	112
Cash and cash equivalents, beginning of year	—	112	—
Cash and cash equivalents, end of year	$—	$—	$112

Supplemental cash flow information:
Cash paid for interest, net	$4,668	$641	$879
Cash paid for taxes, net of refunds	$1,378	$7,562	$3,676

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc., provides consulting, managed services, and professional workforce solutions to a variety of industries through its various divisions in information technology (“IT”), Finance & Accounting, Managed Solutions, and Property Management (formally known as Real Estate which includes apartment communities and commercial buildings) (collectively, with its consolidated subsidiaries, the “Company”).

On March 21, 2022, the Company completed the sale of substantially all its Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through the wholly-owned subsidiary, Sentech Engineering Services, Inc. Instaff’s financial results for reported periods have been reflected in our Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows as discontinued operations. See “Note 4 - Discontinued Operations” in the Consolidated Financial Statements included elsewhere in this report for additional information.

On December 12, 2022, the Company acquired substantially all of the assets, and assumed certain of the liabilities of Horn Solutions, Inc. and Horn Solutions Dallas, LLC (collectively “Horn Solutions”). See “Note 3- Acquisitions.”

On April 24, 2023, the Company acquired substantially all of the assets and assumed certain of the liabilities of Arroyo Consulting, LLC (“Arroyo Consulting”), which is a nearshore and offshore workforce solutions company that specializes in IT and software development with operations in the United States, Colombia, and India. See “Note 3- Acquisitions.”

The Company operates primarily within the United States of America (“U.S.”) through the Property Management and Professional segments.

The Property Management segment provides office and maintenance talent in 38 states and D.C., to property management companies responsible for the apartment communities’ and commercial buildings’ day-to-day operations.

The Professional segment provides specialized talent and business consultants for information technology (“IT”), managed services, finance, accounting, legal and human resource. The segment operates across the U.S. in three divisions, IT, Managed Solutions, and Finance & Accounting, with the IT division providing additional nearshore and offshore solutions in Colombia and India.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 31, 2023, and 53 weeks ended January 1, 2023, and the 52 weeks ended December 26, 2021, referred as Fiscal 2023, 2022, and 2021, respectively.

Reclassifications

Certain reclassifications have been made to the 2022 and 2021 financial statements to conform with the 2023 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include allowances for credit losses, goodwill, intangible assets, lease liabilities, contingent consideration obligations related to acquisitions, and income taxes. Additionally, the valuation of share-based compensation expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets, convertible debt, contingent consideration, and interest rate swap agreements. The carrying values of cash, accounts receivables, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. (“BMO”) that provides for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk. In Fiscal 2022 and 2021, Management determined the fair value on the interest rate swap based on quoted prices from BMO.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

 Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of December 31, 2023 and January 1, 2023 or revenue from continuing operations in Fiscal 2023, 2022 and 2021. Geographic revenue from continuing operations in excess of 10% of the Company’s consolidated revenue in Fiscal 2023 and the related percentage for Fiscal 2022 and 2021 was generated in the following areas at:

	December 31, 2023	January 1, 2023	December 26, 2021
Tennessee	13%	10%	12%
Texas	25%	23%	23%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, credit loss, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received.

Changes in the allowance for credit losses from continuing operations are as follows at (in thousands):

	December 31, 2023	January 1, 2023
Beginning balance	$558	$449
Acquired allowance for credit losses - Horn Solutions	—	109
Provision for credit losses, net	798	315
Amounts written off, net	(802)	(315)
Ending balance	$554	$558

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

Deposits

The Company maintains guaranteed costs policies for workers’ compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $2.4 million, which are included in Deposits in the accompanying consolidated balance sheets, as of December 31, 2023 and January 1, 2023.

Software as a service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, and are reported as a component of Software as a service. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. In Fiscal 2023, the Company added software assets of $0.6 million and reclassified $0.7 million from property and equipment related to the information technology improvement project.

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2023, 2022 or 2021.

Leases

The Company leases all their office space through operating leases, which expire at various dates through 2030. Many of the lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. Certain of the Company’s lease arrangements contain renewal provisions from 1 to 10 years, exercisable at the Company’s option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term.

Right-of-use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined using the incremental borrowing rate based on the information available at lease commencement date, unless the implicit rate in the lease is readily determinable. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses.

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

The Company evaluates the recoverability of Intangible assets whenever events or changes in circumstances indicate that an Intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all Intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. In the first quarter of Fiscal 2023, management decided to eliminate the use of various trade names and go to market under the BGSF brand. Management’s rebranding created an impairment charge of $22.5 million. The Company determined that there were no impairment indicators for these assets in Fiscal 2022.

Goodwill

Goodwill represents the difference between the total consideration paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2023, 2022 or 2021.

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

The quantitative goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

Cash Flow Hedge

The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument was recorded in accumulated other comprehensive income or loss. The Company reclassified the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affected earnings. There were no outstanding cash flow hedges at December 31, 2023 or January 1, 2023.

Debt Issuance Costs

Debt issuance costs are amortized using the effective interest method over the term of the respective loans. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company derives its revenues from continuing operations in Property Management and Professional segments by providing workforce solutions, placement services, and managed services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues from continuing operations as presented on the consolidated statements of operations and comprehensive (loss) income represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Payment terms in the Company’s contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 31, 2023 or January 1, 2023. There were no revenues recognized during Fiscal 2023 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during Fiscal 2023, 2022, and 2021. The opening balance of accounts receivable at December 26, 2021, was $48.1 million.

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense from continuing operations for Fiscal 2023, 2022, and 2021 was $2.1 million, $2.0 million, and $2.0 million, respectively.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	December 31, 2023	January 1, 2023	December 26, 2021
Weighted-average number of common shares outstanding:	10,766	10,427	10,367
Effect of dilutive securities:
Stock options and restricted stock	—	46	50
Weighted-average number of diluted common shares outstanding	10,766	10,473	10,417

Stock options and restricted stock	812	360	402
Convertible note	255	255	—
Antidilutive shares	1,067	615	402

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. The Company recognizes any penalties when necessary as part of selling, general and administrative expenses. As a matter of operation, we first calculated the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740. As of December 31, 2023 and January 1, 2023, goodwill of $45.9 million and $50.4 million, respectively, which is limited annually and is expected to be deductible for tax purposes.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of December 31, 2023, the Company has a $2.6 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million. Additionally, there was an increase of $5.2 million to the deferred tax assets related to the $22.5 million in impairment losses as of December 31, 2023.

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 31, 2023 or January 1, 2023.

The Company follows the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. The new standard provides guidance to improve reportable segment disclosure with enhanced reporting of significant segment expenses. The new guidance is effective after December 15, 2023, and interim periods beginning after December 15, 2024, early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The new standard requires annual disclosure of the specific categories in the rate reconciliation, and additional information for reconciling items that meet a quantitative threshold. Additional information may be required on reconciling items. The new guidance is effective after December 15, 2024, early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

NOTE 3 - ACQUISITIONS

Horn Solutions

On December 12, 2022, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Horn Solutions. The purchase price of $42.7 million was paid at closing with $33.9 million in cash and $3.4 million of the Company common stock (254,455 shares of the Company common stock privately placed under Section 4(a)(2) of the Securities Act of 1933, as amended), as well as a two-year convertible promissory note of $4.4 million with an annual interest rate of 6%, with interest paid quarterly. The promissory note is convertible into shares of the Company common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share. The promissory note is subordinate to the Company’s senior debt. An additional portion of the purchase price, $1.0 million in cash, was held back as partial security for a post-closing purchase price adjustment. The asset purchase agreement contained a provision for a “true up” of acquired working capital within 120 days after the closing date. In May 2023, the hold back and true-up were paid, adjusting businesses acquired by $0.1 million in goodwill. The purchase price at closing was paid out of funds under the Company’s credit agreement led by BMO, see “Note 12 - Debt”.

The acquired business was assigned to the Professional segment. The acquisition of Horn Solutions allowed the Company to strengthen and expand its finance and accounting operations by providing consulting, project loan staff, interim staff, direct hire, and managed services through three complementary business units: strategic accounting and finance, information technology, and transactional accounting and office staffing. Horn Solutions provides services to clients in a variety of industries including, but not limited to energy, financial services, healthcare, real estate and construction, service, manufacturing, and software industries.

Shortly after closing, Horn Solutions was fully integrated into the Company's organizational structure and does not operate as a discrete entity. Consequently, the amount of revenue and earnings of Horn Solutions included in the Consolidated Statement of Comprehensive (Loss) Income since the acquisition date is impracticable to provide.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows (in thousands):

Accounts receivable	$3,734
Prepaid expenses and other assets	118
Property and equipment, net	83
Right-of-use asset - operating leases	1,528
Intangible assets	13,484
Goodwill (deductible tax basis of $26.1 million)	26,610
Current liabilities assumed	(1,787)
Lease liability - operating leases	(1,528)
Total net assets acquired	$42,242

Cash	$33,940
Hold back	1,000
Convertible Note	4,368
Common stock	3,351
Working capital adjustment	(417)
Total fair value of consideration transferred for acquired business	$42,242

The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$50	5 years
Client partner list	13,434	10 years
Total	$13,484

The Company incurred costs of $0.4 million in Fiscal 2023 and Fiscal 2022 related to the Horn Solutions acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Arroyo Consulting

On April 24, 2023, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Arroyo Consulting for cash consideration of $6.8 million. Certain post-closing liabilities were held back of $0.4 million and a partial security for any indemnification obligation was held back for one year of $0.9 million. The purchase agreement further provides for contingent consideration of up to $8.5 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase price at closing was paid out of funds under the Company’s credit agreement led by BMO, see “Note 12 - Debt”. The purchase agreement contained a provision for a “true up” of acquired working capital within 120 days after the closing date, which has not yet been finalized with the seller.

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

The 2022 and 2021 consolidated statements of operations do not include any operating results of Arroyo Consulting. The Fiscal 2023 consolidated statement of operation and comprehensive (loss) income included thirty-six weeks for approximately $14.8 million of revenue and $4.0 million of operating income, which included $0.7 million in amortization expense on acquisition intangibles.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows (in thousands):

Accounts receivable	$3,452
Right-of-use asset - operating leases	141
Intangible assets	11,468
Goodwill (no deductible tax basis)	3,836
Current liabilities assumed	(2,471)
Lease liability - operating leases	(140)
Total net assets acquired	$16,286

Cash	$6,800
Hold back, working capital*	350
Hold back, indemnities*	850
Working capital adjustment*	677
Fair value of contingent consideration	7,609
Total fair value of consideration transferred for acquired business	$16,286
*Included in Other current liabilities

The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$352	5 years
Client partner list	10,946	10 years
Computer software	170	3 years
Total	$11,468

The Company incurred costs of $0.6 million in Fiscal 2023 related to the Arroyo Consulting acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net income from continuing operations of the Horn Solutions and Arroyo Consulting acquisitions had taken place on the first day of the Company’s Fiscal 2022 (in thousands, except income per share):

	December 31, 2023	January 1, 2023
Revenues	$320	$346
Gross profit	$114	$123
Net (loss) income from continuing operations	$(10)	$13
Net (loss) income per share from continuing operations:
Basic	$(0.89)	$1.29
Diluted	$(0.89)	$1.29

Pro forma net (loss) income includes amortization of primarily client partner lists, interest expense on additional borrowings on the New Term Loan and the revolving facility (the “Revolving Facility”)(see “Note 12 - Debt”) at a rate of 2.5%. The tax benefit of the pro forma adjustments at an effective tax rate of 22.3% for Fiscal 2023 and 24.5% for Fiscal 2022. The pro forma operating results include adjustments to Horn Solutions and Arroyo Consulting related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company. There were no material nonrecurring adjustments.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Horn Solutions and Arroyo Consulting acquisitions taken place on the first day of Fiscal 2022 or of the results that may be achieved by the combined enterprise in the future.

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

The financial results of InStaff are as follows at (in thousands):

	January 1, 2023	December 26, 2021
Revenue	$16,465	$71,292
Cost of services	14,144	60,948
Gross profit	2,321	10,344
Selling expenses	1,062	5,684
Depreciation	24	90
Income from discontinued operations before gain on sale and income taxes	$1,235	$4,570

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consist of the following at (in thousands):

	December 31, 2023	January 1, 2023
CARES Act receivable	$2,188	$2,368
Deferred consideration	—	2,000
Income tax receivable	685	1,667
Horn Solutions working capital adjustment	—	534
Workers’ compensation deposit refund receivable	—	448
Due from Arroyo and Sentech, respectively	3,843	411
Other	456	31
	$7,172	$7,459

CARES Act Receivable

The Employee Retention Credit (“ERC”) was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act allows relief to businesses affected by the coronavirus pandemic, by providing payment to employers for qualified wages and health insurance benefits for team members. The CARES Act applies to taxes incurred from March 27, 2020, through the second quarter of 2021.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at (in thousands):

	December 31, 2023	January 1, 2023
Leasehold improvements	$665	$1,397
Furniture and fixtures	1,152	1,506
Computer systems	3,476	4,077
	5,293	6,980
Accumulated depreciation	(4,076)	(4,899)
Property and equipment, net	$1,217	$2,081

Total depreciation expense from continuing operations in Fiscal 2023, 2022 and 2021 was $0.4 million, $0.6 million, and $0.7 million, respectively. In Fiscal 2023, the Company completed software assets and reclassed $0.7 million to Software as a service and $0.2 million to Intangible assets related to the information technology improvement project.

NOTE 7 - LEASES

The Company’s future continuing operating lease obligations that have not yet commenced are immaterial. Short-term leases were immaterial. The supplemental balance sheet and cash flow information related to the Company's operating leases were as follows at (dollars in thousands):

	December 31, 2023	January 1, 2023	December 26, 2021
Weighted average remaining lease term of operation leases	3.5 years	3.3 years	2.7 years
Weighted average discount rate for continuing operating leases	6.5%	5.2%	5.0%
Cash paid for continuing operating leases	$2,185	$2,115	$2,136
Continuing operating lease expense	$2,155	$1,887	$1,907
Right-of -use assets obtained in exchange for new operating lease liabilities	$2,837	$2,248	$6

The undiscounted annual future minimum lease payments of continuing operations consist of the following at (in thousands):

December 31, 2023
2024	$2,306
2025	1,591
2026	1,211
2027	852
2028	512
Thereafter	74
Total lease payment	6,546
Interest	(716)
Present value of lease liabilities	$5,830

NOTE 8 - INTANGIBLE ASSETS

In the first quarter of Fiscal 2023, management decided to eliminate the use of various trade names and go to market under the BGSF brand. Management’s rebranding created an impairment charge of $22.5 million. The Company determined that there were no impairment indicators for these assets in Fiscal 2022.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite and indefinite lived intangible assets consist of the following at (in thousands):

	December 31, 2023
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$69,114	$44,150	$24,964
Covenants not to compete	2,743	2,153	590
Computer software	7,825	3,009	4,816
Total	$79,682	$49,312	$30,370

	January 1, 2023
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$58,609	$38,227	$20,382
Covenants not to compete	2,391	1,886	505
Computer software	7,208	3,087	4,121
	68,208	43,200	25,008
Indefinite lives:
Trade names	23,977	1,433	22,544
Total	$92,185	$44,633	$47,552

Estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending:
2024	$7,185
2025	5,593
2026	4,332
2027	3,125
2028	2,469
Thereafter	7,666
Total	$30,370

Total amortization expense from continuing operations for Fiscal 2023, 2022 and 2021 was $7.3 million, $3.5 million and $3.0 million, respectively. In Fiscal 2023, the Company added software assets of $1.5 million and reclassified $0.2 million from property and equipment related to the information technology improvement project.

NOTE 9 - GOODWILL

The changes in the carrying amount of goodwill as of and during the years ended were as follows at (in thousands):

	Property Management	Professional	Total
December 26, 2021	$1,074	$28,068	$29,142
Additions from acquisitions	—	26,051	26,051
January 1, 2023	1,074	54,119	55,193
Additions from acquisitions	—	4,395	4,395
December 31, 2023	$1,074	$58,514	$59,588

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at (in thousands):

	December 31, 2023	January 1, 2023
Field talent payroll	$5,014	$6,923
Field talent payroll related	1,039	941
Accrued bonuses and commissions	2,931	5,740
Other	5,918	5,567
Accrued payroll and expenses	$14,902	$19,171

The following is a schedule of future estimated contingent consideration payments at (in thousands):

	December 31, 2023
	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$4,250	$(42)	$4,208
One to two years	4,250	(138)	4,112
Contingent consideration	$8,500	$(180)	$8,320

NOTE 11 - INCOME TAXES

At December 31, 2023, federal income tax receivable of $0.7 million is included in Other current assets and state income tax payable of $0.3 million is included in Income taxes payable. At January 1, 2023, federal income tax receivable of $1.7 million is included in Other current assets and state income tax payable of $0.3 million is included in Income taxes payable.

The Company’s income tax expense for the fiscal years are comprised of the following at (in thousands):

	December 31, 2023	January 1, 2023	December 26, 2021
Current federal income tax	$(1,312)	$(589)	$(594)
Current state income tax	(825)	(717)	(766)
Deferred tax benefit (income)	5,075	(2,353)	(1,279)
Income tax benefit (expense) from continuing operations	2,938	(3,659)	(2,639)
Income tax (expense) from discontinued operations	—	(4,810)	(919)
Income tax benefit (expense)	$2,938	$(8,469)	$(3,558)

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income taxes are as follows at (in thousands):

	December 31, 2023	January 1, 2023
Deferred tax assets:
Allowance for credit losses	$120	$127
Goodwill and intangible assets	5,242	787
Accrued payroll and expenses	681	404
Contingent consideration	2,087	271
Share-based compensation	602	504
Net operating loss carry forward	662	985
Deferred tax liabilities:
Prepaid expenses and other current assets	(735)	(579)
Property and equipment	(1,388)	(303)
Deferred income taxes, net	$7,271	$2,196

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows at (in thousands):

	December 31, 2023		January 1, 2023		December 26, 2021
Tax benefit (expense) at federal statutory rate	$2,764	(21.0)%	$(3,133)	(21.0)%	$(2,750)	(21.0)%
State income tax benefit (expense), net of federal benefit	194	(1.5)%	(795)	(5.3)%	(1,100)	(8.4)%
Equity, permanent differences and other	(319)	2.3%	(178)	(1.2)%	503	3.7%
Work Opportunity Tax Credit, net	299	(2.3)%	447	3.0%	708	5.4%
Income tax benefit (expense) from continuing operations	2,938	(22.5)%	(3,659)	(24.5)%	(2,639)	(20.3)%
Income tax (expense) from discontinued operations	—	—%	(4,810)	(24.5)%	(919)	(20.3)%
Income tax benefit (expense)	$2,938	(22.5)%	$(8,469)	(24.5)%	$(3,558)	(20.3)%

NOTE 12 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), maturing July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Credit Agreement provided for the Revolving Facility permitting the Company to borrow funds from time to time in an aggregate amount up to $35 million. The Credit Agreement also provided for a term loan commitment (the “Term Loan”) permitting the Company to borrow funds from time to time in an aggregate amount not to exceed $30 million with principal payable quarterly, based on an annual percentage of the original principal amount as defined in the Credit Agreement, all of which has been funded and repaid. The Company also had the option to request an increase in in the aggregate Term Loan by $40 million, which was done in connection with the Horn Solutions acquisition. The Company’s obligations under the Credit Amendment are secured by a first priority security interest in substantially all tangible and intangible property of the Company and its subsidiaries. The Credit Agreement bore interest either at the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin through August 17, 2022 (as such terms are defined in the Credit Agreement). The Company pays an unused commitment fee on the daily average unused amount of the Revolving Facility.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 19, 2023, the Company entered into a Fourth Amendment to the Credit Agreement (“Fourth Credit Amendment”) increasing the Revolving Facility by $6.0 million to an aggregate amount up to $41.0 million.

The Company is subject to a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as such terms are defined in the amended Second Credit Amendment). The Company was in compliance with the customary affirmative and negative covenants as of December 31, 2023.

The indebtedness under the Credit Agreement had a maturity date of July 16, 2024, which has been classified within current liabilities as of December 31, 2023. The Credit Agreement was amended and restated on March 12, 2024. See Note 21 - Subsequent Events.

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of December 31, 2023, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under, any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of December 31, 2023 or January 1, 2023.

Line of Credit

At December 31, 2023 and January 1, 2023, $24.9 million and $22.6 million, respectively, was outstanding on the revolving facilities. Average daily balance for Fiscal 2023, 2022 and 2021 was $23.1 million, $18.4 million, and $9.9 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	December 31, 2023		January 1, 2023
Base Rate	$4,874	9.75%	$2,562	8.25%
SOFR	3,000	7.69%	20,000	6.45%
SOFR	2,000	7.71%	—	—%
SOFR	15,000	7.77%	—	—%
Total	$24,874		$22,562

Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	December 31, 2023		January 1, 2023
SOFR	$34,000	7.79%	$40,000	6.72%
Long-term debt	$34,000		$40,000

Maturities on the Revolving Facility with BMO and long-term debt as of , are as follows at (in thousands):

Fiscal:	December 31, 2023
2024	$58,874
Less debt issuance costs	(128)
Total, net	$58,746

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

On March 21, 2022, the Company paid down the balance, which cancelled the agreement. The unrealized gains or losses associated with the change in the fair value of the effective portion of the hedging instrument was recorded in accumulated other comprehensive income or loss. The Company reclassified the interest rate swap from accumulated other comprehensive gain or loss against interest expense in the same period in which the hedge transaction affected earnings.

Convertible Note

At December 31, 2023 and January 1, 2023, the Company had a two-year convertible unsecured promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the Horn Solutions acquisition on December 12, 2022 (See “Note 3 - Acquisitions”). The promissory note is convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share, prior to the maturity date of December 12, 2024. The promissory note is subordinate to the Company’s senior debt.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 31, 2023	January 1, 2023
Convertible note	Convertible note	Level 2	$4,368	$4,368
Contingent consideration, net	Contingent consideration, net - current and long-term	Level 3	$8,320	$1,081

The changes in the Level 3 fair value measurements from January 1, 2023 to December 31, 2023 relates primarily to an increase from Arroyo Consulting acquisition, including $0.7 million in accretion, offset by a $1.1 million payment for the 2021 Momentum Solutionz acquisition. Key inputs in determining the fair value of the contingent consideration as of December 31, 2023 and January 1, 2023 included discount rates of approximately 7% and 9%, respectively, as well as management’s estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company insures against, subject to and upon the terms and conditions of various insurance policies, claims or losses from workers’ compensation, general liability, automobile liability, property damage, professional liability, employment practices, fiduciary liability, fidelity losses, crime and cyber risk, and director and officer liability. Under the Company’s bylaws, the Company’s directors and officers are indemnified against certain liabilities arising out of the performance of their duties to the Company. The Company also has an insurance policy for our directors and officers to insure them against liabilities arising from the performance of their positions with the Company or its subsidiaries. The Company has also entered into indemnification agreements with its directors and certain officers.

Employment Agreements

The CEO’s employment agreement was effective as of October 1, 2018 and the agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. In the event that her employment is terminated by the Company without cause or by her for good reason, she will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for her and her dependents, grossed-up for federal income taxes. Additionally, she will become 100% vested in any awards outstanding under the Company’s 2013 Long-Term Incentive Plan, as amended, (“2013 Plan”) or similar plan. Should there be a sale of the Company that results in the termination of her employment or a material adverse change in her duties and responsibilities, she will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months.

The CFO’s employment agreement was effective as of March 20, 2023 and remains in effect through December 31, 2025 with successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for him and his dependents, grossed-up for federal income taxes. Additionally, he will become 100% vested in any awards outstanding under the 2013 Plan or similar plan. Should there be a sale of the Company that results in the termination of his employment, he will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months.

NOTE 15 - EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

Restricted Stock

The Company issued net restricted common stock of 56,889 and 32,344 shares to team members and non-team member (non-employee) directors in Fiscal 2023 and Fiscal 2022, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

In connection with the vesting portions of the restricted stock, the Company repurchased 2,085, -0-, and 610 shares of company stock, or treasury stock, to satisfy the withholding obligation in connection with the vesting of a portion of the restricted stock for Fiscal 2023, 2022, and 2021, respectively. Treasury stock is accounted for under the cost method whereby the entire cost of the acquired stock is recorded.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SHARE-BASED COMPENSATION

Stock Options

In December 2013, the board of directors adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan. As of December 31, 2023, a total of 1,215,987 shares remain available for issuance under the 2013 Plan.

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

For Fiscal 2023, 2022 and 2021, the Company recognized $0.4 million, $0.7 million and $0.6 million of compensation expense from continuing operations related to stock awards, respectively. Unamortized share-based compensation expense from continuing operations as of December 31, 2023 amounted to $0.9 million which is expected to be recognized over the next 2.6 years.

The following assumptions were used to estimate the fair value of stock options for the years ended:

	December 31, 2023		January 1, 2023		December 26, 2021
Weighted-average fair value of awards	$3.00		$5.17		$4.91
Weighted-average risk-free interest rate	4.2%		2.7%		0.8%
Weighted-average dividend yield	$0.60		$0.54		$0.35
Weighted-average volatility factor	52.8%		54.6%		53.3%
Weighted-average expected life	10.0	yrs	10.0	yrs	10.0	yrs

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Awards outstanding at December 27, 2020	652,655	$17.63	7.1	$665
Granted	116,374	$11.57
Exercised	(1,350)	$9.72
Forfeited / Canceled	(72,350)	$15.01
Awards outstanding at December 26, 2021	695,329	$16.91	6.7	$665
Granted	164,000	$12.87
Exercised	(1,000)	$9.75
Forfeited / Canceled	(36,650)	$17.65
Awards outstanding at January 1, 2023	821,679	$16.08	6.4	$1,907
Granted	126,470	$10.02
Exercised	(4,800)	$6.25
Forfeited / Canceled	(21,039)	$17.38
Awards outstanding at December 31, 2023	922,310	$15.30	6.0	$104

Awards exercisable at January 1, 2023	573,863	$17.50	5.4	$1,164
Awards exercisable at December 31, 2023	663,740	$16.84	5.0	$103

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at January 1, 2023	247,816	$7.64
Non-vested outstanding at December 31, 2023	258,570	$7.84

During Fiscal 2023 and 2022, there were no cashless stock option exercises. During Fiscal 2021 the Company issued 213 shares of common stock upon the cashless exercise of 600 stock options.

Restricted Stock

For Fiscal 2023, 2022 and 2021, the Company recognized $0.6 million, $0.4 million, and $0.5 million, respectively, of compensation expense related to restricted stock. Unamortized share-based compensation expense as of December 31, 2023 amounted to $0.6 million which is expected to be recognized over the next 1.8 years.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted outstanding at December 27, 2020	25,218	$16.01
Issued	64,702	$12.04
Vested	(29,076)	$15.75
Restricted outstanding at December 26, 2021	60,844	$11.91
Issued	32,344	$13.14
Vested	(31,168)	$11.79
Restricted outstanding at January 1, 2023	62,020	$12.21
Issued	57,974	$11.22
Vested	(43,303)	$11.71
Forfeited / Canceled	(967)	$12.62
Restricted outstanding at December 31, 2023	75,724	$11.73

Nonvested outstanding at January 1, 2023	62,020	$12.21
Nonvested outstanding at December 31, 2023	75,724	$11.73

Warrant Activity

For Fiscal 2023, 2022 and 2021, the Company did not recognize compensation cost related to warrants. There was no unamortized stock compensation expense remaining to be recognized as of December 31, 2023.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants (in thousands)
Warrants outstanding at December 27, 2020	25,862	$16.80	0.4	$—
Expired	(25,862)	$16.80
Warrants outstanding at December 26,2021, January 1, 2023, and December 31, 2023	—	$—	0.0	$—

Warrants exercisable January 1, 2023 and December 31, 2023	—	$—	0.0	$—

There were no non-vested warrants outstanding at December 31, 2023, January 1, 2023, and December 26, 2021. There were no exercises of warrants in Fiscal 2023, 2022, and 2021.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company’s shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. For Fiscal 2023, and 2022, the Company issued 54,305 and 59,506 shares of common stock under the 2020 ESPP, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

There were no related party transactions in Fiscal 2023, 2022, or 2021.

NOTE 18 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent’s compensation. The Company contributed $2.0 million, $1.5 million and $1.5 million from continuing operations to the 401(k) Plan for Fiscal 2023, 2022 and 2021, respectively.

NOTE 19 - BUSINESS SEGMENTS

The Company has continuing operations through the Property Management and Professional segments.

Segment (loss) income from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, property and equipment, deferred tax assets, and other assets. The following table provides a reconciliation of revenue and (loss) income from continuing operations by reportable segment to consolidated results for the periods indicated at (in thousands):

	December 31, 2023	January 1, 2023	December 26, 2021
Revenue:
Property Management	$125,077	$121,093	$92,018
Professional	188,090	177,329	147,009
Total	$313,167	$298,422	$239,027

Depreciation:
Property Management	$133	$179	$210
Professional	263	355	390
Home office	50	63	85
Total	$446	$597	$685

Amortization:
Professional	$6,198	$2,338	$2,431
Home office	1,130	1,119	582
Total	$7,328	$3,457	$3,013

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023	January 1, 2023	December 26, 2021
Operating (loss) income:
Property Management	$23,155	$19,803	$14,663
Professional - without CARES Act credit and impairment loss	12,292	15,604	10,340
Professional - CARES Act credit	—	—	921
Professional - impairment loss	(22,545)	—	—
Home office - general and administrative	(20,087)	(19,124)	(14,948)
Home office - CARES Act credit	—	—	1,150
Home office - gain on contingent consideration	—	—	2,404
Total	$(7,185)	$16,283	$14,530

Capital Expenditures:
Property Management	$70	$135	$106
Professional	444	90	107
Home office	2,083	5,455	2,991
Total	$2,597	$5,680	$3,204

Total Assets:
Property Management	$29,884	$29,302
Professional	122,751	141,018
Home office	25,882	24,353
Total	$178,517	$194,673

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 31, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$75,316	$80,800	$83,484	$73,567	$313,167
Gross profit	$26,784	$29,574	$29,979	$25,447	$111,784
Net (loss) income	$(16,466)	$2,604	$2,640	$999	$(10,223)

Net (loss) income per share:
Basic	$(1.54)	$0.24	$0.24	$0.11	$(0.95)
Diluted	$(1.54)	$0.24	$0.24	$0.11	$(0.95)

Weighted-average shares outstanding:
Basic	10,712	10,759	10,791	10,812	10,766
Diluted	10,712	10,770	10,803	10,823	10,766

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 1, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$68,542	$74,089	$78,508	$77,283	$298,422
Gross Profit	$23,431	$25,059	$28,000	$27,058	$103,548
Income from continuing operations	$2,008	$3,184	$4,652	$1,417	$11,261
Income (loss) from discontinued operations, net of tax	$13,792	$(7)	$—	$315	$14,100
Net income	$15,800	$3,177	$4,652	$1,732	$25,361

Net income per share - basic:
Income from continuing operations	$0.19	$0.31	$0.44	$0.14	$1.08
Income from discontinued operations	0.12	—	—	—	0.12
Gain on sale	1.65	—	—	0.04	1.69
Income tax expense	(0.45)	—	—	(0.01)	(0.46)
Net income per share - basic	$1.51	$0.31	$0.44	$0.17	$2.43

Net income per share - diluted:
Income from continuing operations	$0.19	$0.30	$0.44	$0.14	$1.07
Income from discontinued operations	0.12	—	—	—	0.12
Gain on sale	1.66	—	—	0.03	1.69
Income tax expense	(0.45)	—	—	(0.01)	(0.46)
Net income per share - diluted	$1.52	$0.30	$0.44	$0.16	$2.42

Weighted-average shares outstanding:
Basic	10,429	10,472	10,492	10,501	10,427
Diluted	10,485	10,514	10,533	10,544	10,473

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SUBSEQUENT EVENTS

Dividend

On February 7, 2024, the Company’s board of directors declared a cash dividend in the amount of $0.15 per share of common stock to be paid on February 27, 2024 to all shareholders of record as of the close of business on February 20, 2024.

Credit Agreement

On March 12, 2024, the Credit Agreement was amended and restated through the Company’s entry into an Amended and Restated Credit Agreement with certain lenders, BMO Bank, N.A., as administrative agent, letter of credit Issuer, and swing line lender, and BMO Capital Markets Corp., as sole lead arranger and sole book runner. The Amended and Restated Credit Agreement has a maturity date of March 12, 2028. The Amended and Restated Credit Agreement provides for a revolving credit facility permitting us to borrow funds from time to time in an aggregate amount up to $40 million. Term loans with an outstanding principal balance of $34 million were outstanding under the Credit Agreement remain outstanding under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement further provides for a delayed draw term loan commitment of $4.3 million. The Company is required to repay the term loans in quarterly principal installments in an amount equal to 2.5% of the aggregate principal balance thereof. The Amended and Restated Credit Agreement provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (in each case, as such terms are defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement also provides for letter of credit fees and commitment fees as further described therein. The Company’s obligations under the Amended and Restated Credit Amendment are secured by a first priority security interest in substantially all of the Company’s and its Subsidiaries’ tangible and intangible property. The Amended and Restated Credit Agreement provides for a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as such terms are defined in the Amended and Restated Credit Amendment), and also provides for, among other items, representations and warranties and affirmative and negative covenants, as described therein.

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

Consistent with guidance issued by the Securities and Exchange Commission on recently acquired businesses, management’s assessment of the effectiveness of internal controls over financial reporting, with respect thereto may be omitted. As of December 31, 2023, management has excluded Arroyo Consulting from the assessment of internal controls over financial reporting. Arroyo Consulting was acquired by the Company in a purchase business combination during Fiscal 2023 whose total assets and revenues excluded from management's assessment and our audit of Internal Control Over Financial Reporting represent 10.9% and 4.7%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2023.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BGSF, Inc.’s and its subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of December 31, 2023 and January 1, 2023, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Arroyo Consulting, LLC business from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during fiscal 2023. We have also excluded the Arroyo Consulting, LLC business from our audit of internal control over financial reporting. The Arroyo Consulting, LLC business is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 10.9% and 4.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

/s/ Whitley Penn LLP

Plano, Texas
March 14, 2024

Item 9B.  Other Information.

Trading Plans

During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our Board consists of seven directors. Our Board has determined that the following directors are “independent” as defined under the rules of the NYSE: C. David Allen, Jr., Richard L. Baum, Donna Carroll, Jr., Douglas E. Hailey, Cynthia Marshall, and Paul A. Seid. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board can be filled by resolution of our Board. Our Board is divided into three classes, each serving staggered, three-year terms:
•Our Class I directors are Beth Garvey and Donna Carroll. The terms of each director will expire at the 2024 annual meeting of stockholders;
•Our Class II directors are Richard L. Baum, Jr., Cynthia Marshall,, and Paul A. Seid. The terms of each director will expire at the 2025 annual meeting of stockholders; and
•Our Class III directors are C. David Allen, Jr. and Douglas E. Hailey.The terms of each director will expire at the 2026 annual meeting of stockholders.
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

Our Audit Committee consists of C. David Allen, Jr., Richard L. Baum, Jr., Donna Carroll and Douglas E. Hailey. We believe that each qualifies as independent directors according to the rules and regulations of the SEC and NYSE with respect to audit committee membership. We also believe that Mr. Hailey and Mr. Allen qualify as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our Board has adopted a written charter for the Audit Committee, which is available on our home office website under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key team member (i.e., employee) compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, president and executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan and our 2020 Employee Stock Purchase Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2023.

 Our Compensation Committee consists of C. David Allen, Jr., Richard L. Baum, Jr., Cynthia Marshall, Donna Carroll and Paul A. Seid. Our Board has adopted a written charter for the Compensation Committee, which is available on our home office website under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

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
Age: 60
Director Since: 2014
Committees Served: Audit Committee, Compensation Committee

Starting in 2022, Mr. Allen has served as Chief Financial Officer of Life Sciences Logistics, a Blackstone portfolio company. From 2016 to 2022, Mr. Allen has served as Chief Financial Officer of Smart Start, LLC, a provider of automotive technology products. Prior to Smart Start, from 2015 to 2016, Mr. Allen has served as Chief Financial Officer of Graebel Vanlines Holdings, LLC, a provider of commercial and residential logistics, moving and storage services. Prior to Graebel, from 2009 to 2015, Mr. Allen served as an officer of Snelling Services, LLC, a workforce solutions provider. From 2010 to 2015, Mr. Allen served as President and Chief Executive Officer. From 2009 to 2010 he served as Chief Financial Officer. Prior to Snelling, Mr. Allen served for three years as Chief Operating Officer and six years as Chief Financial Officer for Telvista Inc., a business process outsourcer providing customer relationship management solutions. He earned a Master of Business Administration degree from the Tuck School at Dartmouth College in 1993 and received a Bachelor of Business Administration from Stephen F. Austin State University with honors in 1986. Our Board benefits from Mr. Allen’s extensive experience in the workforce solutions industry as well as his financial expertise.

Richard L. Baum, Jr.

Independent Director
Age: 63
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

Donna Carroll

Independent Director
Age: 59
Director Since: 2023
Committees Served: Audit Committee, Compensation Committee

Ms. Carroll has served as the Founder and President of Human Factor, LLC, a provider of advisory, consulting, and leadership development services to public sector and non-profit organizations since July 2020. From January 2017 to July 2020, Ms. Carroll served, among other roles, as Chief Sales Officer of Supplemental Health Care, a private healthcare staffing and professional services company. Ms. Carroll is also member of the Board of Directors of Champions Community Foundation, Inc., on the Leadership Advisory Council of the Women Business Collaborative, and a former advisory Board member of Phaidon International. She attended Kalamazoo Valley Community College and holds a Certificate in Leading Change and Organizational Leadership from the University of Georgia – Terry College of Business, and a Certificate in the Future of Work: Leading Modern Workplaces through the Wharton School of the University of Pennsylvania. Additionally, she is a Certified Professional Coach and COR.E Dynamics | Leadership Dynamics Specialist. Our Board benefits from Ms. Carroll’s substantial experience in the professional services and staffing industry.

Beth Garvey

Chair, President and Chief Executive Officer
Age: 58
Director Since: 2020
Beth Garvey assumed the role of President and Chief Executive Officer of the Company in October 2018, having previously served as Chief Operating Officer since August 2016. She joined the Company through the acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC (“InStaff”) in 2013, where she began her career in 1998 as Director of Human Resources and later became CEO. Ms. Garvey has been consistently recognized by the Staffing Industry Analysts as a top figure in North America Staffing 100 list for five years and has been included in the Global Power 150 – Women in Staffing list for the past six years. Additionally, D CEO has lauded her as one of the top Dallas 500 Business Leaders on seven occasions, while the Dallas Business Journal honored her with the ‘Women in Business’ award for her significant industry and community impact. Ms. Garvey achievements were further underscored when she emerged as a finalist in the EY Entrepreneur of the Year® 2020 Award for the Southwest region. Currently, she serves on the Board of Directors of the National Association of Corporate Directors in North Texas and holds the Chair position at Junior Achievement of Dallas. As a Board Member of the Dallas Regional Chamber, she currently serves as a member of the DEI Diversity Leadership Sub-Council and has previously co-chaired the Talent Attraction committee. Ms. Garvey has held leadership roles in various organizations, including chairing the Executive Women’s Roundtable and participating in the International Women’s Forum. Additionally, she contributes as a board member of Business Council for the Arts and is actively involved in the Leadership Committee for the Dallas 50/50 Women on Boards initiative. Ms. Garvey’s extensive experience in the workforce solutions industry combined with her steadfast commitment to community impact positions her as a catalyst for positive change within the Company. Our Board benefits from Ms. Garvey’s extensive experience in the workforce solutions industry.

Douglas E. Hailey

Independent Director
Age: 62
Director Since: 2013
Committees Served: Audit Committee (Chair), Nominating and Corporate Governance Committee

Douglas E. Hailey served on the board of managers of LTN Acquisition, LLC (the former parent of the predecessor to BGSF, Inc.) since its inception and was appointed to our Board in November 2013. Mr. Hailey is the managing director of Taglich Private Equity LLC. Mr. Hailey joined Taglich Brothers, Inc. in 1994 as Head of Investment Banking and is an employee, not a partner, director, shareholder or executive officer. Taglich Brothers, Inc. is not an affiliate of Taglich Private Equity LLC. He co-led the private equity initiative in 2001 and currently participates in evaluating and executing new investments. Prior to joining Taglich Brothers, Inc., Mr. Hailey spent five years with Weatherly Financial Group, assisting in sponsoring leveraged buyouts and five years in structured finance lending at Heller Financial and the Bank of New York. He received a Bachelor of Business Administration from Eastern New Mexico University and a Master of Business Administration in Finance from the University of Texas. Our Board benefits from Mr. Hailey’s perspective and experience with our ongoing operations and strategy that he has obtained through his prolonged service to the company and due to his ability to assist with the evaluation of potential acquisitions.

Cynthia Marshall

Independent Director
Age: 64
Director Since: 2020
Committees Served: Compensation Committee, Nominating and Corporate Governance Committee

Ms. Marshall is currently the CEO of the Dallas Mavericks, is Founder, President and CEO of the consulting firm Marshalling Resources. The Marshalling Resources consulting firm specializes in leadership, diversity and inclusion, culture transformation and overall optimization of people resources. Ms. Marshall worked with The Dow Chemical Company in 2017 and 2018 to develop and implement a strategy for institutionalizing an inclusive culture. Prior to this position, Ms. Marshall retired from a 36-year career at AT&T, where she had ultimately served as SVP - Human Resources and Chief Diversity Officer. She was responsible for identifying and developing leaders, aligning employees with the company’s vision and priorities, overseeing major business unit HR support, performance development, employee engagement, skills transformation initiatives, EEO and Affirmative Action. She led the team that created a world class Diversity and Inclusion culture, earning AT&T a top 3 ranking on Diversity Inc’s 2017 Top 50 list of companies. Ms. Marshall also spearheaded the work that for the first-time placed AT&T on Fortune’s 100 Best Companies to Work For list in 2017 (one of only two Fortune 50 companies). Before her SVP-Human Resources and Chief Diversity Officer roles, Ms. Marshall served as President - AT&T North Carolina where she became the first African-American chair of the North Carolina State Chamber of Commerce. Marshall graduated from the University of California-Berkeley with degrees in Business Administration and Human Resources Management and holds four honorary Doctorate degrees. Ms. Marshall has chaired a variety of non-profit boards and is currently on the board of Dallas CASA, Dallas Regional Chamber, Texas Women’s Foundation, Texas 2036 and a member of the Executive Leadership Council. Our Board benefits from Ms. Marshall’s extensive leadership and business experience and her expertise with respect to human resources and culture.

Paul A. Seid

Independent Director
Age: 75
Director Since: 2014
Committees Served: Compensation Committee, Nominating and Corporate Governance Committee

Since 2010, Mr. Seid has served on the board of directors of BioVentrix, a medical device company. Starting in 2013, he has served as Chief Executive Officer of RST Automation, a maker of hospital robotic devices which was established 2004. For the past eighteen years he has been President of Strategic Data Marketing, a research and data collection company. He has also founded, bought and/ or sold over twenty companies in Asia, Europe, North, and South America. Mr. Seid graduated from Queen’s College, a division of the City University of New York, in 1968 with a Bachelor’s degree in Political Science. Mr. Seid has held numerous other board of directors and consulting positions. Our Board benefits from Mr. Seid’s extensive experience growing diverse businesses.

Information about our Executive Officers
Our Board appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our Board and until their successors are appointed, or until the earlier of their death, resignation or removal.

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position

Beth Garvey	58	Chair, President and Chief Executive Officer
John Barnett	57	Chief Financial Officer and Secretary

Beth Garvey assumed the role of President and Chief Executive Officer of the Company in October 2018, having previously served as Chief Operating Officer since August 2016. She joined the Company through the acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC (“InStaff”) in 2013, where she began her career in 1998 as Director of Human Resources and later became CEO. Ms. Garvey has been consistently recognized by the Staffing Industry Analysts as a top figure in North America Staffing 100 list for five years and has been included in the Global Power 150 – Women in Staffing list for the past six years. Additionally, D CEO has lauded her as one of the top Dallas 500 Business Leaders on seven occasions, while the Dallas Business Journal honored her with the ‘Women in Business’ award for her significant industry and community impact. Ms. Garvey achievements were further underscored when she emerged as a finalist in the EY Entrepreneur of the Year® 2020 Award for the Southwest region. Currently, she serves on the Board of Directors of the National Association of Corporate Directors in North Texas and holds the Chair position at Junior Achievement of Dallas. As a Board Member of the Dallas Regional Chamber, she currently serves as a member of the DEI Diversity Leadership Sub-Council and has previously co-chaired the Talent Attraction committee. Ms. Garvey has held leadership roles in various organizations, including chairing the Executive Women’s Roundtable and participating in the International Women’s Forum. Additionally, she contributes as a board member of Business Council for the Arts and is actively involved in the Leadership Committee for the Dallas 50/50 Women on Boards initiative. Ms. Garvey’s extensive experience in the workforce solutions industry combined with her steadfast commitment to community impact positions her as a catalyst for positive change within the Company.

John Barnett joined as Chief Financial Officer and Secretary in March 2023. Prior to joining the Company, Mr. Barnett served as Chief Financial Officer of Protective Insurance (NASDAQ: PTVC) from October 2019 to February 2022 and as Chief Financial Officer of First Acceptance (NYSE: FAC) from November 2018 to September 2019. He also served in senior leadership roles for both Broadcast Music, Inc. and Anheuser-Busch. Mr. Barnett earned a Bachelor of Science degree from the U.S. Military Academy at West Point, a Master of Science in Engineering Management from Missouri University of Science and Technology, and an MBA from the University of Illinois Urbana-Champaign. Early in his career, Barnett served in the U.S. Army advancing to the rank of Captain.

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

Clawback Policy

The Board has adopted a Clawback Policy providing for the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the U.S. federal securities laws. The Clawback Policy is available on our home office website under the investor relations tab at www.bgsf.com. The information on our website is not a part of this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to Fiscal 2023 were timely made, except for a Form 3 (filed on May 12, 2023) and a Form 4 (filed on November 13, 2023) in respect of Donna Carroll, which were not timely filed.
.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for Fiscal 2023 are:

•Beth Garvey, our Chair, President and Chief Executive Officer; and

•John R. Barnett, our Chief Financial Officer and Secretary since March 2023.

•Dan Hollenbach, who served as our Chief Financial Officer and Secretary until March 2023.

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During
Fiscal 2023, we had only three executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

Beth Garvey Chair, President and Chief Executive Officer	2023	$450,500	$45,543	$70,067	$109,317	$—	$—	$17,188	(1)	$692,615
	2022	$425,000	$297,500	$79,598	$203,268	$—	$—	$15,521	(1)	$1,020,887

Dan Hollenbach Chief Financial Officer and Secretary (through March 2023)	2023	$339,200	$45,543	$55,661	$19,859	$—	$—	$12,084	(1)	$472,347
	2022	$320,000	$224,000	$64,898	$109,525	$—	$—	$10,800	(1)	$729,223

John Barnett Chief Financial Officer and Secretary	2023	$282,692	$—	$17,114	$12,382	$—	$—	$2,692	(1)	$314,880
	2022	$—	$—	$—	$—	$—	$—	$—		$—
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

Agreements with Executive Officers

Chair, President and Chief Executive Officer

On October 1, 2018, we amended a 2016 employment agreement with Beth Garvey pursuant to which Ms. Garvey serves as our President and Chief Executive Officer through September 30, 2021. The agreement remains in effect under successive one-year extensions unless terminated pursuant its terms. Ms. Garvey’s annual compensation is evaluated annually, but may not be less than $350,000 per year. Effective February 3, 2023, Ms. Garvey’s annual salary was raised to $450,500.

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

Ms. Garvey was granted stock options and restricted stock in Fiscal 2023 as further described under “Outstanding Equity Awards” below.

Chief Financial Officer

We executed an employment agreement, effective March 20, 2023, with John R. Barnett pursuant to which Mr. Barnett serves as our Chief Financial Officer and Secretary through December 31, 2025. The agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. Mr. Barnett’s annual compensation is evaluated annually, but the then effective base salary. Effective March 25, 2024, Mr. Barnett’s annual salary will be raised to $375,000 and effective March 24, 2025, raised to $400,000.

Mr. Barnett is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation Committee) and, except as stated in his employment agreement, provided that Mr. Barnett is in our employment on the last day of the fiscal year. Moreover, if certain acquisitions occur during his employment period, and Mr. Barnett will receive a bonus equal to 1% of the acquired company’s adjusted EBITDA, as determined by the Board, for the first 12 months after the acquisition’s closing date. The Compensation Committee may also grant discretionary bonuses.

In the event that Mr. Barnett’s employment is terminated by us without cause or by Mr. Barnett for good reason, Mr. Barnett will receive as severance installments equal to twelve months of base salary plus COBRA premiums for eighteen months for Mr. Barnett and his dependents. In the event that Mr. Barnett’s employment is terminated without cause or by Mr. Barnett within one year of a change in control, Mr. Barnett will receive his base salary and COBRA premiums for eighteen months for him and his dependents. Mr. Barnett will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Mr. Barnett’s execution of a separation agreement including a general release. In the event that Mr. Barnett’s employment is terminated by us for cause, or by Mr. Barnett other than for good reason, we will pay to Mr. Barnett any monthly salary, bonus, unused vacation, and expense reimbursements, earned or due to Mr. Barnett but unpaid.

We and Mr. Barnett have also entered into a confidentiality, non-solicitation, noninterference and non-competition agreement. Pursuant to the agreement, Mr. Barnett generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of eighteen months following his termination, not to solicit our client partners, interfere with our client partner and supplier relationships, or solicit our team members. Mr. Barnett also agrees not to compete with us for a period of twelve months after termination.

Mr. Barnett was granted stock options and restricted stock in Fiscal 2023 as further described under “Outstanding Equity Awards” below.

Dan Hollenbach resigned as Chief Financial Officer and Secretary effective March 20, 2023, and will then act as a senior advisor with BGSF through April 30, 2024. Mr. Hollenbach’s resignation was part of the Company’s leadership succession plan and Mr. Hollenbach’s planned retirement. Effective February 3, 2023, Mr. Hollenbach’s annual salary was raised to $339,000.

2013 Long-Term Incentive Plan

In December 2013, the Board adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan, of which 1,215,987 shares remain available for issuance as of December 31, 2023.

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

For more details on our 2013 Plan, see our registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013, Form S-8 (File No. 333-218869) filed on June 20, 2017, Form S-8 (File No. 333-251192) filed on December 8, 2020, Form S-8 (File No. 333-274809) filed on October 2, 2023, and Note 16 in the Notes to Consolidated Financial Statements.

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Board adopted and the shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. As of December 31, 2023, 93,245 shares remain available for issuance.

For more details on our 2020 Plan, see our registration statement on Form S-8 (File No. 333-251193) filed on December 8, 2020, and Note 16 in the Notes to Consolidated Financial Statements.

Outstanding Equity Awards

The following table presents outstanding equity awards as of December 31, 2023.

Name	Option Awards							Stock Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
(a)		(b)	(c)		(d)	(e)	(f)	(g)		(h)

Beth Garvey	09/01/2023	10,000	31,007	(1)	—	$9.66	09/01/2033	—		—
	09/01/2023	—	8,993	(2)	—	$9.66	09/01/2033	—		—
	02/17/2023	—	—		—	$—	—	3,832	(15)	$58,323
	02/17/2023	871	2,613	(3)	—	$15.07	2/17/2033	—		—
	02/17/2023	—	871	(4)	—	$15.07	2/17/2033	—		—
	08/03/2022	5,065	18,807	(5)	—	$12.87	08/03/2032	—		—
	08/03/2022	14,935	11,193	(6)	—	$12.87	08/03/2032	—		—
	05/04/2022	—	—		—	$—	—	1,880	(16)	$18,236
	08/04/2021	3,600	2,400	(7)	—	$11.57	08/04/2031	—		—
	08/04/2021	4,000	—		—	$11.57	08/04/2031	—		—
	08/04/2021	—	—		—	$—	—	5,000	(17)	$49,250
	08/04/2020	3,600	—		—	$9.72	08/04/2030	—		—
	08/04/2020	1,200	1,200	(8)	—	$9.72	08/04/2030	—		—
	09/24/2018	6,148	—		—	$25.71	09/24/2028	—		—
	09/24/2018	93,852	—		—	$25.71	09/24/2028	—		—
	06/07/2017	2,500	—		—	$16.76	06/07/2027	—		—
	06/07/2017	10,000	—		—	$16.76	06/07/2027	—		—
	08/16/2016	13,185	—		—	$17.46	08/16/2026	—		—
	08/16/2016	36,815	—		—	$17.46	08/16/2026	—		—
	06/09/2015	20,000	—		—	$11.00	06/09/2025	—		—

John Barnett	03/20/2023	—	—		—	$10.25	03/20/2026	6,375	(18)	$65,344
	03/20/2023	—	9,756	(9)	—	$10.25	03/20/2026	—		—
	03/20/2023	—	5,644	(10)	—	$10.25	03/20/2026	—		—

Dan Hollenbach	02/17/2023	—	—			$—	02/17/2033	1,766	(19)	$26,879
	02/17/2023	394	1,573	(11)	—	$15.07	02/17/2033
	08/03/2022	2,000	—		—	$12.87	08/03/2032	—		—
	08/03/2022	2,000	6,000	(12)	—	$12.87	08/03/2032	—		—
	05/04/2022	—	—		—	$—	—	1,880	(16)	$18,236
	08/04/2021	1,000	2,000	(13)	—	$11.57	08/04/2031	—		—
	08/04/2021	2,000	—		—	$11.57	08/04/2031	—		—
	08/04/2021	—	—		—	$—	—	3,750	(20)	$36,938
	08/04/2020	2,700	—		—	$9.72	08/04/2030	—		—
	08/04/2020	900	900	(14)	—	$9.72	08/04/2030	—		—
	09/24/2018	8,408	—		—	$25.71	09/24/2028	—		—
	09/24/2018	66,592	—		—	$25.71	09/24/2028	—		—
	06/07/2017	5,000	—		—	$16.76	06/07/2027	—		—
	06/07/2017	7,500	—		—	$16.76	06/07/2027	—		—
	10/27/2015	17,012	—		—	$11.07	10/27/2025	—		—
	10/27/2015	19,835	—		—	$11.07	10/27/2025	—		—

(1)Non-qualified stock options will vest 10,000 on September 1, 2024, 10,000 on September 1, 2025, 10,000 on September 1, 2026, and 1,007 on September 1, 2027.
(2)Incentive stock options will vest 8,993 on September 1, 2027.
(3)Non-qualified stock options will vest 871 on February 17, 2024, 871 on February 17, 2025, and 871 on February 17, 2026.
(4)Incentive stock options will vest 871 on February 17, 2027.
(5)Incentive stock options will vest 5,065 on August 3, 2024, 5,972 on August 3, 2025, and 7,770 on August 2026.
(6)Non-qualified stock options will vest 4,935 on August 3, 2024, 4,028 on August 3, 2025, and 2,230 on August 2, 2026.
(7)Incentive stock options will vest 2,000 on August 4, 2024, and 2,000 on August 4, 2025.
(8)Non-qualified stock options will vest 1,200 on August 4, 2024.
(9)Incentive stock options will vest 9,756 on March 16, 2026.
(10)Non-qualified stock options will vest 5,644 on March 16, 2026.
(11)Incentive stock options will vest 394 on February 17, 2024, 393 on February 17, 2025, 393 on February 17, 2026 and 393 on February 17, 2027.
(12)Incentive stock options will vest 2,000 on August 3, 2024, 2,000 on August 3, 2025, and 2,000 August 3, 2026.
(13)Incentive stock options will vest 1,000 on August 4, 2024, and 1,000 on August 4, 2025.
(14)Non-qualified stock options will vest 900 on August 4, 2024.
(15)Shares will vest 1,916 on February 17, 2024 and 1,916 on February 17, 2025.
(16)Shares will vest 940 on May 4, 2024, and 940 on May 4, 2025.
(17)Shares will vest 5,000 on August 10, 2024.
(18)Shares will vest 6,375 on March 16, 2026.
(19)Shares will vest 883 on February 17, 2024 and 883 on February 17, 2025.
(20)Shares will vest 3,750 on August 10, 2024.

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

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

C. David Allen, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
Richard L. Baum, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
Donna Carroll	$36,250	$5,000	$—	$—	$—	$41,250
Douglas E. Hailey	$45,000	$5,000	$—	$—	$—	$50,000
Cynthia Marshall	$45,000	$—	$—	$—	$—	$45,000
Paul A. Seid	$45,000	$—	$—	$—	$—	$45,000

Director Compensation for Fiscal 2023

The table below sets forth the compensation payable to our non-management directors for service during Fiscal 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($) (*)	Option awards ($) (*)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

C. David Allen, Jr.	$50,000	$66,788	$8,831	$—	$—	$—	$125,619
Richard L. Baum, Jr.	$50,000	$66,788	$8,831	$—	$—	$—	$125,619
Donna Carroll	$41,250	$19,684	$1,958	$—	$—	$—	$62,892
Douglas E. Hailey	$50,000	$66,788	$8,831	$—	$—	$—	$125,619
Cynthia Marshall	$45,000	$66,788	$7,051	$—	$—	$—	$118,839
Paul A. Seid	$45,000	$66,788	$8,831	$—	$—	$—	$120,619
*The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 16 - Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 7, 2024 by:

•each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our named executive officers and directors; and

•all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 10,917,265 shares of common stock outstanding as of February 7, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of February 7, 2024 through the exercise of vested options, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BGSF, Inc., 5850 Granite Parkway, Suite 730, Plano, Texas 75024.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

C. David Allen, Jr.	52,397	(1)	*
John Barnett	6,375	(2)	*
Richard L. Baum, Jr.	111,299	(3)	*
Donna Carroll	6,381	(4)	*
Beth Garvey	283,452	(5)	2.5%
Douglas E. Hailey	202,264	(6)	1.8%
Cynthia Marshall	25,047	(7)	*
Paul A. Seid	114,354	(8)	*
All executive officers and directors as a group (8 total)	801,569		7.0%
Dan Hollenbach	161,971	(9)	1.5%
North Star Investment Management Corporation (10)	725,573	(11)	6.6%

*	Less than 1%.
(1)	Includes 8,185 shares of common stock issuable upon exercise of stock options and 9,118 shares of unvested restricted common stock.
(2)	Includes 6,375 of unvested restricted common stock
(3)	Includes 19,435 shares of common stock issuable upon exercise of stock options, 35,891 shares of common stock held by a private investment company controlled by Mr. Baum, 5,388 shares of common stock held by a family trust and 9,118 shares of unvested restricted common stock.
(4)	Includes 500 shares of common stock issuable upon exercise of stock options and 4,411 shares of unvested restricted common stock.
(5)	Includes 226,642 shares of common stock issuable upon exercise of stock options and 10,712 shares of unvested restricted common stock.
(6)	Includes 31,933 shares of common stock issuable upon exercise of stock options and 9,118 shares of unvested restricted common stock.

(7)	Includes 4,185 shares of common stock issuable upon exercise of stock options and 9,118 shares of unvested restricted common stock.
(8)	Includes 20,435 shares of common stock issuable upon exercise of stock options and 9,118 shares of unvested restricted common stock.
(9)	Includes 135,736 shares of common stock issuable upon exercise of stock options and 7,396 shares of unvested restricted common stock.
(10)	The address of North Star Investment Management Corporation is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606.
(11)
Based on schedule 13G filed with the SEC, includes 602,000 shares over which North Star Investment Management Corporation or its subsidiaries have sole voting power, 602,000 shares over which such entities have sole dispositive power, and 123,573 over which such entities have shared dispositive power.

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
See Item 10, Directors, Executive Officers and Corporate Governance, with respect to the independence of our directors.

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in Fiscal 2023, 2022, and 2021 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during Fiscal 2023, 2022, and 2021 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for Fiscal 2023 and 2022 are set forth below.

	2023	2022

Audit Fees (1)	$307,317	$290,424
Audit-Related Fees (2)	185,185	203,061
Total	$492,502	$493,485

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements and Sarbanes-Oxley audit over internal controls and review of our interim consolidated financial statements.

(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, audit services related to our acquisitions, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for the 2023 fiscal year and Whitley Penn LLP has served in this capacity since 2013. Our Board has further directed that we submit the selection of our independent registered public accounting firm for ratification by our shareholders at the 2024 annual meeting.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2024.

BGSF, INC.

By:	/s/ Beth Garvey
Name: Beth Garvey
Title: Chair, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2024.

/s/ Beth Garvey	Chair, President, and Chief Executive Officer
Beth Garvey	(Principal Executive Officer)

/s/ John Barnett	Chief Financial Officer and Secretary
John Barnett	(Principal Financial and Accounting Officer)

/s/ C. David Allen, Jr.	Director
C. David Allen, Jr.

/s/ Richard L. Baum, Jr.	Director
Richard L. Baum, Jr.

/s/ Donna Carroll	Director
Donna Carroll

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Cynthia Marshall	Director
Cynthia Marshall

/s/ Paul A. Seid	Director
Paul A. Seid

EXHIBIT INDEX

Exhibit No.	Description
2.1††
Asset Purchase Agreement, dated as of December 13, 2019, between BG Staffing, Inc., BG Staffing, LLC, L.J.Kushner & Associates, L.L.C., and Lee J. Kushner (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 16, 2019)

2.2††
Securities Purchase Agreement, dated as of February 3, 2020, by and between BG Staffing, LLC, EdgeRock Technology Holdings, Inc., and CDI Holding Company LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 6, 2020)

2.3††
Asset Purchase Agreement, dated as of February 8, 2021, between BG Staffing, LLC, Momentum Solutionz LLC, Lorne Kaufman, and Jeff Servidio (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 11, 2021)

2.4††
Asset Purchase Agreement, dated as of February 28, 2022, between BGSF, Inc., Sentech Engineering Services, Inc., and Jobandtalent Holding Limited (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 1, 2022)

2.5††
Asset Purchase Agreement, dated as of December 12, 2022, by and between BG Professional LLC, Horn Solutions, Inc., Horn Solutions Dallas, LLC, and Gary Horn (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 14, 2022)

2.6††
Asset Purchase Agreement, dated April 24, 2023, by and between BGSF Professional, LLC, Arroyo Consulting LLC, Luis Fernando Sanchez, and Maureen E. Herrera (incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 26, 2023)

3.1
Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

3.2	Certificate of Amendment to Certificate of Incorporation of BGSF, Inc. (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 12, 2021)
3.3	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013)
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference from the registrant’s Form 10-K filed on March 12, 2020)
10.1**	BG Staffing, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from the registrant’s definitive proxy statement on Schedule 14A filed on June 20, 2023)
10.2**	Form of Nonqualified Stock Option Agreement (Vested Options) (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.3**	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.4**	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.5**	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)
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
10.18
First Amendment to the Credit Agreement, dated as of August 18, 2022, among BGSF, Inc., as borrower, the lenders party thereto, and BMO Harris Bank, National Association, as administrative agent and lender (incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on November 3, 2022)

10.19
Second Amendment to Credit Agreement, by and among BGSF, Inc., the Guarantors party hereto and BMO Harris Bank N.A. , as administrative agent for the Lenders and as a lender (incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 14, 2022)

10.20**
Executive Employment Agreement, dated as of March 3, 2023, between BG Staff Services, Inc. and John Barnett (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 9, 2023)

10.21**
Amended Executive Employment Agreement, dated as of March 3, 2023, between BGSF, Inc., BG Staff Services, Inc. and Dan Hollenbach (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 9, 2023)

10.22
Third Amendment to Credit Agreement dated as of April 24,2023, by and among BGSF, Inc., the Guarantors party hereto, and BMO Harris Bank N.A.,as administrative agent for the Lenders and as a lender(incorporated by reference from the registrant's Quarterly Report on Form 10-Q filed on May 11, 2023)

10.23
Fourth Amendment to Credit Agreement dated as of May 19, 2023, by and among BGSF, Inc., the Guarantors party hereto, and BMO Harris Bank N.A., as administrative agent for the Lenders and as a lender (incorporated by reference from the registrant's Current Report on Form 8-K filed on May 25, 2023)

10.24*††
Amended and Restated Credit Agreement, dated as of March 12, 2024, among BGSF, Inc., as Borrower, the Lenders from time to time party thereto, BMO Bank, N.A., as Administrative Agent, L/C Issuer, and Swing Line Lender, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Book Runner

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	BGSF, Inc. Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101document)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
††	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.