Form 10-Q
period 2024-03-31
BGSF, INC.
filed 2024-05-09
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of as of May 6, 2024 there were 10,943,813 shares of the registrant’s common stock outstanding.

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
•continued or escalated conflict in the Middle East or elsewhere; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$50	$—
Accounts receivable (net of allowance for credit losses of $761 and $554, respectively)	52,418	56,776
Prepaid expenses	2,502	2,963
Other current assets	6,650	7,172
Total current assets	61,620	66,911

Property and equipment, net	1,255	1,217

Other assets
Deposits	2,106	2,699
Software as a service, net	4,902	5,026
Deferred income taxes, net	7,397	7,271
Right-of-use asset - operating leases, net	4,929	5,435
Intangible assets, net	29,192	30,370
Goodwill	59,151	59,588
Total other assets	107,677	110,389
Total assets	$170,552	$178,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$224	$95
Accrued payroll and expenses	14,879	14,902
Line of credit (net of debt issuance costs of $128)	—	24,746
Long-term debt, current portion (net of debt issuance costs of $31 and $0, respectively)	3,369	34,000
Accrued interest	220	438
Income taxes payable	325	282
Contingent consideration, current portion	4,229	4,208
Convertible note	4,368	4,368
Lease liabilities, current portion	1,871	2,016
Total current liabilities	29,485	85,055

Line of credit (net of debt issuance costs of $333)	19,667	—
Long-term debt, less current portion (net of debt issuance costs of $253)	30,347	—
Contingent consideration, less current portion	4,046	4,112
Lease liabilities, less current portion	3,454	3,814
Total liabilities	86,999	92,981

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 10,928,763 and 10,887,509 shares issued and outstanding, respectively, net of treasury stock, at cost, and 3,930 shares, respectively.	52	52
Additional paid in capital	68,999	68,551
Retained earnings	14,502	16,933
Total stockholders’ equity	83,553	85,536
Total liabilities and stockholders’ equity	$170,552	$178,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and dividend amounts)

For the Thirteen Week Periods Ended March 31, 2024 and April 2, 2023

	Thirteen Weeks Ended
	2024	2023
Revenues	$68,765	$75,316
Cost of services	45,327	48,532
Gross profit	23,438	26,784
Selling, general and administrative expenses	21,016	23,212
Impairment losses	—	22,545
Depreciation and amortization	2,007	1,757
Operating income (loss)	415	(20,730)
Interest expense, net	(1,235)	(1,200)
Loss before income taxes	(820)	(21,930)
Income tax benefit	28	5,464
Net loss	$(792)	$(16,466)

Net loss per share:
Basic	$(0.07)	$(1.54)
Diluted	$(0.07)	$(1.54)

Weighted-average shares outstanding:
Basic	10,831	10,712
Diluted	10,831	10,712

Cash dividends declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirteen Week Period Ended March 31, 2024

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2023	—	10,888	$109	$(57)	$68,551	$16,933	$85,536
Share-based compensation	—	—	—	—	235	—	235
Issuance of restricted shares	—	11	—	—	(1)	—	(1)
Exercise of common stock options	—	16	—	—	102	—	102
Issuance of ESPP shares	—	14	—	—	112	—	112
Cash dividend declared	—	—	—	—	—	(1,639)	(1,639)
Net loss	—	—	—	—	—	(792)	(792)
Stockholders’ equity, March 31, 2024	—	10,929	$109	$(57)	$68,999	$14,502	$83,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirteen Week Period Ended April 2, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, January 1, 2023	—	10,772	$108	$(38)	$67,003	$33,663	$100,736
Share-based compensation	—	—	—	—	361	—	361
Issuance of restricted shares	—	23	—	—	—	—	—
Issuance of ESPP shares	—	11	—	—	145	—	145
Cash dividend declared	—	—	—	—	—	(1,618)	(1,618)
Net loss	—	—	—	—	—	(16,466)	(16,466)
Stockholders’ equity, April 2, 2023	—	10,806	$108	$(38)	$67,509	$15,579	$83,158

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirteen Week Periods Ended March 31, 2024 and April 2, 2023

	2024	2023
Cash flows from operating activities
Net loss	$(792)	$(16,466)
Adjustments to reconcile net loss to net cash provided by activities:
Depreciation	94	127
Amortization	1,913	1,630
Impairment losses	—	22,545
Loss on disposal of property and equipment	8	—
Amortization of debt issuance costs	49	46
Interest expense on contingent consideration payable	(45)	22
Provision for credit losses	625	79
Share-based compensation	235	361
Deferred income taxes, net of acquired deferred tax liability	(127)	(5,193)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,733	3,666
Prepaid expenses	462	(784)
Other current assets	513	1,247
Deposits	593	—
Software as a service	180	180
Accounts payable	129	(36)
Accrued payroll and expenses	(24)	(3,014)
Accrued interest	(218)	(103)
Income taxes receivable and payable	52	(310)
Operating leases	1	(58)
Net cash provided by operating activities	7,381	3,939

Cash flows from investing activities
Capital expenditures	(494)	(745)
Net cash used in investing activities	(494)	(745)

Cash flows from financing activities
Net payments under line of credit	(4,874)	(646)
Principal payments on long-term debt	—	(1,000)
Payments of dividends	(1,639)	(1,618)
Issuance of ESPP shares	112	145
Issuance of shares under the 2013 Long-Term Incentive Plan, net of exercises	102	—
Debt issuance costs	(538)	(5)
Net cash used in financing activities	(6,837)	(3,124)
Net change in cash and cash equivalents	50	70
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$50	$70

Supplemental cash flow information:
Cash paid for interest, net	$1,400	$1,183
Cash paid for taxes, net of refunds	$40	$34

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. provides consulting, managed services, and professional workforce solutions to a variety of industries through its various divisions in information technology (“IT”), Finance & Accounting, Managed Solutions, and Property Management (collectively, with its consolidated subsidiaries, the “Company”).

On April 24, 2023, the Company acquired substantially all of the assets and assumed certain of the liabilities of Arroyo Consulting, LLC (“Arroyo Consulting”), which is a nearshore and offshore workforce solutions firm that specializes in IT and software development with operations in the United States, Colombia, and India. See “Note 3 - Acquisitions.”

The Company currently operates primarily within the United States of America (“U.S.”) through the Property Management and Professional segments.

The Property Management segment provides office and maintenance field talent in 37 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides specialized talent and business consultants for IT, managed services, finance, accounting, legal, and human resources. The segment operates across the U.S. in three divisions, IT, Managed Solutions, and Finance & Accounting, with the IT division providing additional nearshore and offshore solutions in Colombia and India.

The Company normally experiences seasonal fluctuations. The quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of client partners’ business. Demand for the Property Management workforce solutions has typically increased in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, the Company's cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

The ongoing macroeconomic environment and interest rates impacts continue to have an adverse impact on market conditions. These factors may continue to impact labor markets by reducing workforce solutions demand by lengthening client and job candidate decision cycles, increasing early terminations, or diminishing projects. As a result, the Company's business, financial condition and results of operations may continue to be negatively affected.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying unaudited consolidated financial statements through the date the financial statements were issued, except for the disclosure in Note 15. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2023, included in its Annual Report on Form 10-K.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 31, 2024 and December 31, 2023, and include the thirteen week periods ended March 31, 2024 and April 2, 2023, referred to herein as Fiscal 2024 and 2023, respectively.

Reclassifications

Certain reclassifications have been made to the 2023 financial statements to conform with the 2024 presentation.

 Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include allowances for credit losses, intangible assets, lease liabilities, contingent consideration obligations related to acquisitions, and income taxes. Additionally, the valuation of share-based compensation expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets, convertible debt, and contingent consideration. The carrying values of cash, accounts receivables, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Bank, N.A. (“BMO”) that provides for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of March 31, 2024 and December 31, 2023 or revenue for the thirteen week periods ended March 31, 2024 and April 2, 2023. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2024 and the related percentage for Fiscal 2023 was generated in the following areas at:

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Tennessee	18%	10%
Texas	23%	23%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Changes in the allowance for credit losses are as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Beginning balance	$554	$558
Provision for credit losses, net	625	79
Amounts written off, net	(418)	(79)
Ending balance	$761	$558

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $4.2 million and $4.1 million at March 31, 2024 and December 31, 2023, respectively. During the thirteen week period ended March 31, 2024, $0.2 million was reclassified to Intangible assets from Property and equipment, primarily related to continued IT improvements, and reclassified $0.1 million from Property and equipment to Goodwill related to the Arroyo Consulting acquisition.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million and $2.4 million, which are included in Deposits in the accompanying consolidated balance sheets, as of March 31, 2024 and December 31, 2023, respectively.

Software as a service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, and are reported as a component of Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Software as a service is stated net of accumulated amortization of $2.1 million and $1.9 million at March 31, 2024 and December 31, 2023, respectively. During the thirteen week period ended March 31, 2024, the Company added capital expenditures of $0.1 million to Software as a service, primarily related to continued IT improvements.

The Company reviews its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2024 or Fiscal 2023.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company capitalizes purchased software and internal payroll costs directly incurred in the modification of internal use software. During the thirteen week period ended March 31, 2024, the Company added $0.2 million and reclassified $0.2 million to Intangible assets from Property and equipment, primarily related to continued IT improvements, and reclassified $0.3 million from Intangible assets to Goodwill related to the Arroyo Consulting acquisition. Software maintenance and training costs are expensed in the period incurred.

The Company evaluates the recoverability of Intangible assets whenever events or changes in circumstances indicate that an Intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all Intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. In Fiscal 2023, management decided to eliminate the use of various trade names and go to market under the BGSF brand. Management's rebranding created an impairment of $22.5 million. There were no impairment indicators during Fiscal 2024. See “Note 6 - Intangible Assets.”

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. During the thirteen week period ended March 31, 2024, the Company reclassified $0.4 million from Intangible assets and Property and equipment to Goodwill related to the Arroyo Consulting acquisition. The Company determined there were no impairment indicators for goodwill assets during Fiscal 2024 or Fiscal 2023.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

The Company derives its revenues in Property Management and Professional segments by providing workforce solutions, placement services, and managed services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of March 31, 2024. There were no revenues recognized during the thirteen week period ended March 31, 2024 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended March 31, 2024. The opening balance of accounts receivable at January 1, 2023 was $66.3 million.

Share-Based Compensation

The Company recognizes compensation expense in selling, general and administrative expenses over the service period for common stock options or restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

Earnings Per Share

Basic earnings per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities. Antidilutive shares are excluded from the calculation of earnings per share.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Weighted-average number of common shares outstanding:	10,831	10,712

Stock options and restricted stock	709	360
Convertible note	255	255
Antidilutive shares	964	615

Income Taxes

The consolidated effective tax rate was 3.4% and 24.9% for the thirteen week periods ended March 31, 2024 and April 2, 2023, respectively. Although both fiscal periods consisted of a federal benefit at statutory rates, Fiscal 2024 had a higher state expense and a temporary book to tax difference for equity related items.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of March 31, 2024, the Company has a $2.6 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

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

The Company recognizes any penalties and interest when necessary as part of selling, general and administrative expenses. As a matter of operation, we first calculated the effective tax on operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740.

The Company follows the guidance ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. The new standard provides guidance to improve reportable segment disclosure with enhanced reporting of significant segment expenses. The new guidance is effective after December 15, 2023, and interim periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The new standard requires annual disclosure of the specific categories in the rate reconciliation, and additional information for reconciling items that meet a quantitative threshold. Additional information may be required on reconciling items. The new guidance is effective after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - ACQUISITIONS

Arroyo Consulting

On April 24, 2023, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Arroyo Consulting for cash consideration of $6.8 million. Certain post-closing liabilities were held back of $0.4 million and partial security for any indemnification obligations was held back for one year of $0.9 million. The purchase agreement further provides for contingent consideration of up to $8.5 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase price at closing was paid out of funds under the Company's credit agreement led by BMO, see “Note 8 - Debt”. The purchase agreement contained a provision for a “true up” of acquired working capital, which has not yet been finalized with the seller.

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

The thirteen week period ended April 2, 2023 consolidated statements of operations do not include any operating results of Arroyo Consulting. For the thirteen week period ended March 31, 2024, Arroyo Consulting included $5.4 million of revenue and $1.4 million of operating income, which included $0.4 million in amortization expense on acquisition intangibles.

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows (in thousands):

Accounts receivable	$3,476
Prepaid expenses and other assets	$72
Property and equipment, net	$145
Right-of-use asset - operating lease	$141
Intangible assets	$11,760
Goodwill (no deductible tax basis)	$3,400
Current liabilities assumed	$(2,621)
Lease liabilities - operating leases	$(85)
Total net assets acquired	$16,288

Cash	$6,800
Hold back, working capital*	$350
Hold back, indemnities*	$850
Working capital adjustment*	$679
Fair value of contingent consideration	$7,609
Total fair value of consideration transferred for acquired business	$16,288
*Included in Other current liabilities

The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$356	5 years
Client partner list	$11,234	10 years
Computer Software	$170	5 years
Total	$11,760

The Company incurred total costs of $0.6 million in Fiscal 2024 and Fiscal 2023 related to the Arroyo Consulting acquisition. These costs were expensed as incurred in selling, general and administrative expenses.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net income of the Arroyo Consulting acquisition had taken place on the first day of Fiscal 2023 (in thousands, except income per share):

Thirteen Weeks Ended
April 2, 2023
Revenues	$80,491
Gross profit	$28,501
Net loss	$(15,641)
Loss per share:
Basic	$(1.50)
Diluted	$(1.49)

Pro forma net loss includes amortization of primarily client partner lists, interest expense on additional borrowings on the new term loan and the revolving facility (the “Revolving Facility”) (see “Note 8 - Debt”) at a rate of 7.1%. The tax benefit of the pro forma adjustments at effective tax rate of 24.9% for the thirteen week period ended April 2, 2023. The pro forma operating results include adjustments to Arroyo Consulting related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company. There were no material nonrecurring adjustments.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Arroyo Consulting acquisition taken place on the first day of Fiscal 2023 or the results that may be achieved by the combined enterprise in the future.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023
CARES Act receivable	$2,188	$2,188
Income tax receivable	676	685
Receivable from seller of Arroyo Consulting, net	3,344	3,843
Other	442	456
Total	$6,650	$7,172

NOTE 5 - LEASES

The Company's future operating lease obligations that have not yet commenced are immaterial. Short-term leases were immaterial. The supplemental balance sheet information related to the Company's operating leases were as follows at (dollars in thousands):

	March 31, 2024	December 31, 2023
Weighted average remaining lease term of operating leases	3.4 years	3.5 years
Weighted average discount rate for operating leases	6.6%	6.5%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The supplemental cash flow information related to the Company's operating leases were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Cash paid for operating leases	$588	$584
Operating lease expense	$589	$526

The undiscounted annual future minimum lease payments consist of the following at (in thousands):

		March 31, 2024
2024	(remaining)	$2,154
2025		1,492
2026		1,119
2027		815
2028		334
Thereafter		55
Total lease payments		5,969
Imputed interest		(644)
Present value of lease liabilities		$5,325

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $51.2 million and $49.3 million at March 31, 2024 and December 31, 2023, respectively. Amortization expense for Fiscal 2024 and Fiscal 2023 are comprised of following (in thousands):

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Client partner lists	$1,495	$1,306
Covenant not to compete	82	57
Acquisition intangibles	1,577	1,363
Computer software - amortization expense	336	267
Total expense	$1,913	$1,630

NOTE 7 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at (in thousands):

	March 31, 2024	December 31, 2023
Field talent payroll	$5,519	$5,014
Field talent payroll related	1,655	1,039
Accrued bonuses and commissions	2,351	2,931
Other	5,354	5,918
Accrued payroll and expenses	$14,879	$14,902

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), which would have matured on July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Company entered into four amendments from August 18, 2022 through May 19, 2023, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), exercised the option to borrow $40.0 million, required 2.5% of the original principal balance of the new term loan, permitted a foreign entity acquisition, modified the distributions terms, and increased a revolving credit facility (the "Revolving Facility") by $6.0 million.

On March 12, 2024, the Credit Agreement was amended and restated through the Company’s entry into an Amended and Restated Credit Agreement, maturing March 12, 2028, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “Restated Agreement”). The Restated Agreement provides for a Revolving Facility permitting the Company to borrow funds from time to time in an aggregate amount up to $40 million. The Restated Agreement also provides for a term loan commitment, permitting the Company to borrow funds from time to time (the “Term Loan”) and for a delayed draw term loan commitment of $4.3 million. The Company is required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The Restated Agreement provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the Restated Agreement). The Company’s obligations are secured by a first priority security interest in substantially all tangible and intangible property of the Company’s and its subsidiaries. The Restated Agreement provides for a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Restated Amendment). The Company will pay an unused commitment fee on the daily average unused amount of Revolving Facility. The Company was in compliance with the affirmative and negative covenants as of March 31, 2024.

Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires February 12, 2028, for purposes of protecting a lessor against default on lease payments. As of March 31, 2024, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of March 31, 2024 or December 31, 2023.

Line of Credit

At March 31, 2024 and December 31, 2023, $20.0 million and $24.9 million respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended March 31, 2024 and April 2, 2023 was $21.0 million and $20.7 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	March 31, 2024		December 31, 2023
Base Rate	$—	—%	$4,874	9.75%
SOFR	—	—%	3,000	7.69%
SOFR	—	—%	2,000	7.71%
SOFR	20,000	7.92%	15,000	7.77%
Total	$20,000		$24,874

Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	March 31, 2024		December 31, 2023
SOFR	$34,000	7.92%	$34,000	7.79%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Convertible Note

At March 31, 2024 and December 31, 2023, the Company had a two-year convertible unsecured promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the Horn Solutions acquisition. The promissory note is convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share, prior to the maturity date of December 12, 2024. The promissory note is subordinate to the Company’s senior debt.

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

Level 2 - Observable inputs other than the quoted prices in active markets for identical assets and liabilities - includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets, for substantially the full term of the financial instrument; and

Level 3 - Unobservable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable and requires the Company to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	March 31, 2024	December 31, 2023
Convertible note	Convertible note	Level 2	$4,368	$4,368
Contingent consideration	Contingent consideration - current and long-term	Level 3	$8,275	$8,320

The change in the Level 3 fair value measurements from December 31, 2023 to March 31, 2024 relates the final purchase price allocation on the Arroyo Consulting acquisition. Key inputs in determining the fair value of the contingent consideration as of March 31, 2024 and December 31, 2023 included discount rates of approximately 7% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock

The Company issued net restricted common stock of 10,986 and 22,688 shares to team members and non-team member (non-employee) directors in Fiscal 2024 and Fiscal 2023, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 12 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended March 31, 2024 and April 2, 2023, the Company recognized $0.1 million and $0.2 million, respectively, of compensation expense related to stock options. Unamortized share-based compensation expense as of March 31, 2024 amounted to $0.7 million which is expected to be recognized over the next 2.4 years. As of March 31, 2024, a total of 1.2 million shares remain available for issuance under 2013 Plan.

 A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 31, 2023	922,310	$15.30	6.0	$104
Exercised	(16,298)	$6.25
Options outstanding at March 31, 2024	906,012	$15.47	5.9	$208

Options exercisable at December 31, 2023	663,740	$16.84	5.0	$103
Options exercisable at March 31, 2024	649,957	$17.11	4.9	$130

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 31, 2023	258,570	$7.84
Nonvested outstanding at March 31, 2024	256,055	$7.81
Restricted Stock

For the thirteen week periods ended March 31, 2024 and April 2, 2023, the Company recognized $0.1 million and $0.2 million of compensation expense related to restricted stock awards, respectively. Unamortized share-based compensation expense as of March 31, 2024 amounted to $0.6 million which is expected to be recognized over the next 1.7 years.

NOTE 13 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.5 million to the 401(k) Plan for the thirteen week periods ended March 31, 2024 and April 2, 2023.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - BUSINESS SEGMENTS

The Company has operations through the Property Management and Professional segments.

Segment income (loss) from operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative (home office) expenses. Assets of home office include cash, unallocated prepaid expenses, property and equipment, deferred income taxes, and other assets. The following table provides a reconciliation of revenue and income (loss) from operations by reportable segment to consolidated results for the periods indicated (in thousands):

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Revenue:
Property Management	$24,547	$28,405
Professional	44,218	46,911
Total	$68,765	$75,316
Depreciation:
Property Management	$32	$35
Professional	52	76
Home office	10	16
Total	$94	$127

Amortization:
Professional	$1,617	$1,363
Home office	296	267
Total	$1,913	$1,630
Operating income (loss):
Property Management	$3,402	$4,690
Professional - without impairment losses	1,673	2,627
Professional - impairment losses	—	(22,545)
Home office	(4,660)	(5,502)
Home office - gain on contingent consideration	—	—
Total	$415	$(20,730)

Capital expenditures:
Property Management	$13	$33
Professional	63	48
Home office	418	664
Total	$494	$745

	March 31, 2024	December 31, 2023
Total assets:
Property Management	$25,396	$29,884
Professional	120,312	122,751
Home office	24,844	25,882
Total	$170,552	$178,517

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Comparative segment revenues and related financial information are discussed herein and are presented in Note 14 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a description of important factors that could cause actual results to differ from expected results.

Our historical financial information may not be indicative of our future performance.

Overview

We provide consulting, managed services, and professional workforce solutions to a variety of industries through our various divisions in information technology (“IT”), Finance & Accounting, Managed Solutions, and Property Management (apartment communities and commercial buildings).

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

On March 12, 2024,we amended and restated the Credit Agreement with BMO maturing March 12, 2028, which included a revolving credit facility and a term loan commitment. See “Note 8 — Debt” of our our unaudited consolidated financial statements.

We currently operate primarily within the United States of America in our Property Management and Professional segments.

Our Property Management segment provides office and maintenance field talent in 37 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.
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

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
	(dollars in thousands)
Revenues	$68,765	$75,316
Cost of services	45,327	48,532
Gross profit	23,438	26,784
Selling, general and administrative expenses	21,016	23,212
Impairment losses	—	22,545
Depreciation and amortization	2,007	1,757
Operating income (loss)	415	(20,730)
Interest expense, net	(1,235)	(1,200)
Loss before income taxes	(820)	(21,930)
Income tax benefit	28	5,464
Net loss	$(792)	$(16,466)

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Revenues	100.0%	100.0%
Cost of services	65.9	64.4
Gross profit	34.1	35.6
Selling, general and administrative expenses	30.6	30.8
Impairment losses	—	29.9
Depreciation and amortization	2.9	2.3
Operating income (loss)	0.6	(27.5)
Interest expense, net	(1.8)	(1.6)
Loss before income taxes	(1.2)	(29.1)
Income tax benefit	—	7.2
Net loss	(1.2)%	(21.9)%

Thirteen Week Fiscal Period Ended March 31, 2024 (“Fiscal 2024”) Compared with Thirteen Week Fiscal Period Ended April 2, 2023 (“Fiscal 2023”)

Revenues:	Thirteen Weeks Ended
	March 31, 2024		April 2, 2023
	(dollars in thousands)
Revenues by segment:
Property Management	$24,547	35.7%	$28,405	37.7%
Professional	44,218	64.3	46,911	62.3
Total	$68,765	100.0%	$75,316	100.0%

Property Management Revenues: Property Management revenues decreased approximately $3.9 million (13.6%). The decrease was primarily due to a decrease in billed hours.

Professional Revenues: Professional revenues decreased approximately $2.7 million (5.7%). Arroyo Consulting contributed $5.4 million. The remaining Professional business declined $8.1 million (17.2%) primarily due to a decrease in demand for IT and Finance & Accounting consultants.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 31, 2024		April 2, 2023
	(dollars in thousands)
Gross Profit by segment:
Property Management	$9,343	39.9%	$11,347	42.4%
Professional	14,095	60.1	15,437	57.6
Total	$23,438	100.0%	$26,784	100.0%

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
Gross Profit Percentage by segment:
Property Management	38.1%	39.9%
Professional	31.9%	32.9%
Total	34.1%	35.6%

Overall, our gross profit decreased approximately $3.4 million (12.5%). As a percentage of revenue, gross profit has decreased to 34.1% from 35.6%, with both segments contributing to the decrease.

We determine spread as the difference between bill rate and pay rate.

Property Management Gross Profit: Property Management gross profit decreased approximately $2.0 million (17.7%), primarily due to a decrease in total revenues and lower permanent placement business, which has no cost of service.

Professional Gross Profit: Professional gross profit decreased approximately $1.3 million (8.7%). Arroyo Consulting contributed $1.7 million in gross profit, offset by a $3.0 million (20.1%) decline in the margin for our IT and Finance & Accounting divisions.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $2.2 million versus the prior year. Total selling expense decreased $2.8 million, excluding the impact of $0.6 million related to the 2023 Arroyo Consulting acquisition.

	Thirteen Weeks Ended
	March 31, 2024		April 2, 2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$15,850	23%	$17,951	24%	$(2,101)	(12)%
Advertising and recruitment	392	1	594	1	(202)	(34)
Occupancy and office operations	879	1	792	1	87	11
Travel, meals and entertainment	258	—	331	—	(73)	(22)
Software	1,264	2	1,485	2	(221)	(15)
Liability insurance	280	—	265	—	15	6
Professional fees	386	1	458	1	(72)	(16)
Public company related costs	188	—	185	—	3	2
Bad debt	625	1	79	—	546	691
Share-based compensation	235	—	361	—	(126)	(35)
Transaction Fees	16	—	319	—	(303)	(95)
Other	643	1	392	1	251	64
Total	$21,016	31%	$23,212	31%	$(2,196)	(9)%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.3 million (14.2%) primarily due to amortization of intangible assets related to the 2023 Arroyo Consulting acquisition.

Interest Expense, net: Interest expense was flat, primarily due to increased borrowings on the Revolving Facility related to the Horn Solutions and Arroyo Consulting acquisitions, offset by a net decrease in contingent consideration associated with Arroyo Consulting in 2024 and Momentum Solutionz in 2023.

Income Tax Benefit: Income tax benefit decreased $5.4 million, primarily due to a higher taxable loss in 2023 related to the trade name impairment.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, impairment losses, transaction fees, and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes, and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net loss from operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider this performance measure in isolation from, or as an alternative to, GAAP measures such as net loss. Adjusted EBITDA is not a measure of liquidity under GAAP or otherwise, and is not an alternative to cash flow from operating activities. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of Adjusted EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

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

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
	(dollars in thousands)
Net loss	$(792)	$(16,466)
Income tax benefit	(28)	(5,464)
Interest expense, net	1,235	1,200
Operating income (loss)	415	(20,730)
Depreciation and amortization	2,007	1,757
Impairment losses	—	22,545
Share-based compensation	235	361
Transaction fees	16	319
Adjusted EBITDA	$2,673	$4,252
Adjusted EBITDA Margin (% of revenue)	3.9%	5.6%

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our amended and restated credit agreement with BMO, that provides for a revolving credit facility maturing March 12, 2028 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, dividends and contingent consideration and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional growth opportunities within the next year that could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional growth opportunities, our ability to pursue such opportunities could be materially and adversely affected.

On May 8, 2024, the Company announced that it has indefinitely suspended its quarterly cash dividend. The suspension commences with the quarterly cash dividend that would otherwise historically have been declared and paid during May 2024. Our Board of Directors intends to evaluate the resumption of quarterly cash dividends on a future date.

The indebtedness under the Credit Agreement with a maturity date of July 16, 2024, had been classified within current liabilities as of December 31, 2023. The Credit Agreement was amended and restated on March 12, 2024. See “Note 8 — Debt” of our our unaudited consolidated financial statements. A summary of our working capital, operating, investing and financing activities are shown in the following table:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Working capital	$32,135	$(18,144)

	Thirteen Weeks Ended
	March 31, 2024	April 2, 2023
	(dollars in thousands)
Net cash provided by (used in) operations:
Operating activities	$7,381	$3,939
Investing activities	(494)	(745)
Financing activities	(6,837)	(3,124)
Net change in cash and cash equivalents	$50	$70

Operating Activities

Cash provided by operating activities consists of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, impairment losses, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued payroll and expenses, and other current assets.

During Fiscal 2024, net cash provided by operating activities was $7.4 million, an increase of $3.5 million compared with net cash provided by operating activities of $3.9 million for Fiscal 2023. This increase is primarily due to less payments on accrued payroll and expenses, reduced payments on prepaid expenses, offset by the Sentech deferred consideration received on other current assets.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures.

In Fiscal 2024, we made capital expenditures of $0.5 million primarily related to continued IT improvements. In Fiscal 2023, we made capital expenditures of $0.7 million mainly related to the IT improvement project.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2024, we reduced our Revolving Facility $4.9 million for increased operating needs and we disbursed $1.6 million in cash dividends on our common stock. For Fiscal 2023, we disbursed $1.6 million in cash dividends on our common stock, we paid down $1.0 million on the Term Loan, and reduced our Revolving Facility $0.6 million.

Credit Agreements

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), which would have matured on July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Company entered into four amendments from August 18, 2022 through May 19, 2023, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), exercised the option to borrow $40.0 million, required 2.5% of the original principal balance of the new term loan, permitted a foreign entity acquisition, modified the distributions terms, and increased a revolving credit facility (the "Revolving Facility") by $6.0 million.

On March 12, 2024, the Credit Agreement was amended and restated through our entry into an Amended and Restated Credit Agreement, maturing March 12, 2028, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “Restated Agreement”). The Restated Agreement provides for a revolving credit facility (the "Revolving Facility") permitting us to borrow funds from time to time in an aggregate amount up to $40 million. The Restated Agreement also provides for a term loan commitment, permitting us to borrow funds from time to time (the “Term Loan”) and for a delayed draw term loan commitment of $4.3 million. We are required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The Restated Agreement provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the Restated Agreement). Our obligations are secured by a first priority security interest in substantially all tangible and intangible property of ours. The Restated Agreement provides for a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Restated Amendment). We will pay an unused commitment fee on the daily average unused amount of Revolving Facility. We were in compliance with the affirmative and negative covenants as of March 31, 2024.

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires February 12, 2028, for purposes of protecting a lessor against default on lease payments. As of March 31, 2024 and December 31, 2023, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a more detailed discussion of our critical accounting policies.

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

Revenue Recognition

We derive our revenues from operations in our Property Management and Professional segments. We provide workforce solutions, placement services, and managed services. Revenues are recognized when promised workforce solutions are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We recognize revenue through the following types of services: workforce solutions, contingent placements, retained search placements, and managed services.

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

Goodwill

Goodwill represents the difference between the enterprise value or consideration exchanged less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. We review goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely. We are continually monitoring and assessing the impact of the ongoing situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Form 10-K”), and filed with the SEC on March 15, 2024, and in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC. Any of the risks discussed in this Quarterly Report on Form 10-Q, and any of the risks disclosed in Item 1A. of Part I of our 2023 Form 10-K or in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Our strategic alternatives review process may not be successful, may be costly, time-consuming, and complex, and may not yield the desired results

On May 8, 2024, we announced that our Board of Directors had initiated a process to evaluate potential strategic alternatives and had engaged Houlihan Lokey as its financial advisors. We have not set a timetable for completion of this strategic alternatives review process, and our Board of Directors has not approved a definitive course of action. There can be no assurance that this strategic alternatives review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms, or at all. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties, and stockholder support. The process of evaluating strategic alternatives may be costly, time-

consuming, and complex. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly or otherwise materially impact our stockholder, employee, customer, supplier, and other business relationships. Even if we successfully consummate a transaction from our review of strategic alternatives, we may fail to realize all of the anticipated benefits of any transaction, those benefits may take longer to realize than expected, or we may encounter integration or other difficulties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. MINE SAFETY DISCLOSURES
 Not applicable.

ITEM 5. OTHER INFORMATION
 Trading Plans

During the fiscal quarter ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1††
Amended and Restated Credit Agreement, dated as of March 12, 2024, among BGSF, Inc., as Borrower, the Lenders from time to time party thereto, BMO Bank, N.A., as Administrative Agent, L/C Issuer, and Swing Line Lender, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Book Runner (incorporated by reference from the registrant’s Annual Report on Form 10-K filed on March 15, 2024).

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: May 8, 2024