Form 10-Q
period 2024-06-30
BGSF, INC.
filed 2024-08-07
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of as of August 5, 2024 there were 10,956,137 shares of the registrant’s common stock outstanding.

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
•the impact of our ongoing strategic alternatives review process; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$226	$—
Accounts receivable (net of allowance for credit losses of $674 and $554, respectively)	46,430	56,776
Prepaid expenses	2,870	2,963
Other current assets	3,416	7,172
Total current assets	52,942	66,911

Property and equipment, net	1,284	1,217

Other assets
Deposits	2,093	2,699
Software as a service, net	4,750	5,026
Deferred income taxes, net	7,398	7,271
Right-of-use asset - operating leases, net	4,481	5,435
Intangible assets, net	27,655	30,370
Goodwill	59,151	59,588
Total other assets	105,528	110,389
Total assets	$159,754	$178,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$254	$95
Accrued payroll and expenses	14,004	14,902
Line of credit (net of debt issuance costs of $128)	—	24,746
Long-term debt, current portion (net of debt issuance costs of $29 and $0, respectively)	3,371	34,000
Accrued interest	220	438
Income taxes payable	165	282
Contingent consideration, current portion	—	4,208
Convertible note	4,368	4,368
Other current liabilities	2,116	—
Lease liabilities, current portion	1,719	2,016
Total current liabilities	26,217	85,055

Line of credit (net of debt issuance costs of $318)	13,748	—
Long-term debt, less current portion (net of debt issuance costs of $236)	29,514	—
Contingent consideration, less current portion	3,981	4,112
Lease liabilities, less current portion	3,133	3,814
Total liabilities	76,593	92,981

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 10,956,137 and 10,887,509 shares issued and outstanding, respectively, net of 3,930 shares of treasury stock, at cost, respectively.	53	52
Additional paid in capital	69,367	68,551
Retained earnings	13,741	16,933
Total stockholders’ equity	83,161	85,536
Total liabilities and stockholders’ equity	$159,754	$178,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and dividend amounts)

For the Thirteen and Twenty-six Week Periods Ended June 30, 2024 and July 2, 2023

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2024	2023	2024	2023
Revenues	$68,137	$80,800	$136,903	$156,116
Cost of services	44,507	51,226	89,835	99,758
Gross profit	23,630	29,574	47,068	56,358
Selling, general and administrative expenses	21,568	22,584	42,583	45,796
Impairment losses	—	—	—	22,545
Depreciation and amortization	1,981	1,940	3,988	3,696
Operating income (loss)	81	5,050	497	(15,679)
Interest expense, net	(1,061)	(1,502)	(2,297)	(2,703)
(Loss) income before income taxes	(980)	3,548	(1,800)	(18,382)
Income tax (benefit) expense	219	(944)	247	4,520
Net (loss) income	$(761)	$2,604	$(1,553)	$(13,862)

Net (loss) income per share:
Basic	$(0.07)	$0.24	$(0.14)	$(1.29)
Diluted	$(0.07)	$0.24	$(0.14)	$(1.29)

Weighted-average shares outstanding:
Basic	10,880	10,759	10,858	10,731
Diluted	10,880	10,770	10,858	10,731

Cash dividends declared per common share	$—	$0.15	$0.15	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Twenty-six Week Period Ended June 30, 2024

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2023	—	10,888	$109	$(57)	$68,551	$16,933	$85,536
Share-based compensation	—	—	—	—	235	—	235
Issuance of restricted shares	—	11	—	—	(1)	—	(1)
Exercise of common stock options	—	16	—	—	102	—	102
Issuance of ESPP shares	—	14	—	—	112	—	112
Cash dividend declared	—	—	—	—	—	(1,639)	(1,639)
Net loss	—	—	—	—	—	(792)	(792)
Stockholders’ equity, March 31, 2024	—	10,929	$109	$(57)	$68,999	$14,502	$83,553
Share-based compensation	—	—	—	—	236	—	236
Issuance of restricted shares	—	12	—	—	—	—	—
Issuance of ESPP shares	—	15	1	—	132	—	133
Net loss	—	—	—	—	—	(761)	(761)
Stockholders’ equity, June 30, 2024	—	10,956	$110	$(57)	$69,367	$13,741	$83,161

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Twenty-six Week Period Ended July 2, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, January 1, 2023	—	10,772	$108	$(38)	$67,003	$33,663	$100,736
Share-based compensation	—	—	—	—	361	—	361
Issuance of restricted shares	—	23	—	—	—	—	—
Issuance of ESPP shares	—	11	—	—	145	—	145
Cash dividend declared	—	—	—	—	—	(1,618)	(1,618)
Net loss	—	—	—	—	—	(16,466)	(16,466)
Stockholders’ equity, April 2, 2023	—	10,806	$108	$(38)	$67,509	$15,579	$83,158
Share-based compensation	—	—	—	—	75	—	75
Issuance of restricted shares	—	11	—	—	—	—	—
Issuance of ESPP shares	—	17	—	—	147	—	147
Exercise of common stock options	—	5	—	—	30	—	30
Cash dividend declared	—	—	—	—	—	(1,626)	(1,626)
Net income	—	—	—	—	—	2,604	2,604
Stockholders’ equity, July 2, 2023	—	10,839	$108	$(38)	$67,761	$16,557	$84,388

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Twenty-six Week Periods Ended June 30, 2024 and July 2, 2023

	2024	2023
Cash flows from operating activities
Net loss	$(1,553)	$(13,862)
Adjustments to reconcile net loss to net cash provided by activities:
Depreciation	184	238
Amortization	3,804	3,458
Impairment losses	—	22,545
Loss on disposal of property and equipment	9	—
Amortization of debt issuance costs	89	92
Interest expense on contingent consideration payable	(90)	202
Provision for credit losses	1,116	321
Share-based compensation	471	436
Deferred income taxes, net of acquired deferred tax liability	(127)	(5,287)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,230	7,672
Prepaid expenses	93	(93)
Other current assets	1,597	2,572
Deposits	607	(9)
Software as a service	358	362
Accounts payable	160	(1,515)
Accrued payroll and expenses	(219)	(5,033)
Accrued interest	(218)	264
Income taxes receivable and payable	(771)	274
Operating leases	(23)	(88)
Net cash provided by operating activities	14,717	12,549

Cash flows from investing activities
Businesses acquired, net of cash received	—	(6,740)
Capital expenditures	(995)	(1,490)
Net cash used in investing activities	(995)	(8,230)

Cash flows from financing activities
Net (payments) borrowings under line of credit	(10,808)	2,438
Principal payments on long-term debt	(850)	(2,000)
Payments of dividends	(1,639)	(3,244)
Issuance of ESPP shares	244	292
Issuance of shares under the 2013 Long-Term Incentive Plan, net of exercises	102	30
Contingent consideration paid	—	(1,110)
Debt issuance costs	(545)	(65)
Net cash used in financing activities	(13,496)	(3,659)
Net change in cash and cash equivalents	226	660
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$226	$660

Supplemental cash flow information:
Cash paid for interest, net	$2,417	$2,036
Cash paid for taxes, net of refunds	$636	$484

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 30, 2024 and December 31, 2023, and include the thirteen and twenty-six week periods ended June 30, 2024 and July 2, 2023, referred to herein as Fiscal 2024 and 2023, respectively.

Reclassifications

Certain reclassifications have been made to the 2023 financial statements to conform with the 2024 presentation.

 Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the consolidated financial statements include allowances for credit losses, intangible assets, lease liabilities, contingent consideration obligations related to acquisitions, and income taxes. Additionally, the valuation of share-based compensation expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of June 30, 2024 and December 31, 2023 or revenue for the twenty-six week periods ended June 30, 2024 and July 2, 2023. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2024 and the related percentage for Fiscal 2023 was generated in the following areas at:

	Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023
Tennessee	18%	11%
Texas	22%	27%

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

Changes in the allowance for credit losses are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Beginning balance	$761	$558	$554	$558
Provision for credit losses, net	491	242	1,116	321
Amounts written off, net	(578)	(242)	(996)	(321)
Ending balance	$674	$558	$674	$558

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $4.0 million and $4.1 million at June 30, 2024 and December 31, 2023, respectively. During the twenty-six week period ended June 30, 2024, $0.2 million was reclassified to Intangible assets from Property and equipment, primarily related to continued IT improvements, and reclassified $0.1 million from Property and equipment to Goodwill related to the Arroyo Consulting acquisition.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million and $2.4 million, which are included in Deposits in the accompanying consolidated balance sheets, as of June 30, 2024 and December 31, 2023, respectively.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Software as a service is stated net of accumulated amortization of $2.3 million and $1.9 million at June 30, 2024 and December 31, 2023, respectively. During the twenty-six week period ended June 30, 2024, the Company added capital expenditures of $0.1 million to Software as a service, primarily related to continued IT improvements.

The Company reviews its long-lived assets, primarily Property and equipment and Software as a service, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments with respect to long-lived assets during Fiscal 2024 or Fiscal 2023.

Leases

The Company leases all their office space through operating leases, which expire at various dates through 2030. Many of the lease agreements obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, which are accounted for separately. Certain of the Company’s lease arrangements contain renewal provisions from 3 to 10 years, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases and subleases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases and subleases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term.

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

The Company capitalizes purchased software and internal payroll costs directly incurred in the modification of internal use software. During the twenty-six week period ended June 30, 2024, the Company added $0.6 million and reclassified $0.2 million to Intangible assets from Property and equipment, primarily related to continued IT improvements, and reclassified $0.3 million from Intangible assets to Goodwill related to the Arroyo Consulting acquisition. Software maintenance and training costs are expensed in the period incurred.

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

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. During the twenty-six week period ended June 30, 2024, the Company reclassified $0.4 million from Intangible assets and Property and equipment to Goodwill related to the Arroyo Consulting acquisition. The Company determined there were no impairment indicators for goodwill assets during Fiscal 2024 or Fiscal 2023.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of June 30, 2024. There were no revenues recognized during the twenty-six week period ended June 30, 2024 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the twenty-six week period ended June 30, 2024. The opening balance of accounts receivable at January 1, 2023 was $66.3 million.

Share-Based Compensation

The Company recognizes compensation expense in selling, general and administrative expenses over the service period for common stock options or restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

Earnings Per Share

Basic earnings per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities. Antidilutive shares are excluded from the calculation of earnings per share.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Weighted-average number of common shares outstanding:	10,880	10,759	10,858	10,731
Effect of dilutive securities:
Stock options and restricted stock	—	11	—	—
Weighted-average number of diluted common shares outstanding	10,880	10,770	10,858	10,731

Stock options and restricted stock	884	793	884	543
Convertible note	255	255	255	255
Antidilutive shares	1,139	1,048	1,139	798

Income Taxes

The consolidated effective tax rate was 22.3% and 26.6% for the thirteen week periods ended June 30, 2024 and July 2, 2023, respectively. The consolidated effective tax rate was 13.7% and 24.6% for the twenty-six week periods ended June 30, 2024 and July 2, 2023, respectively. Although both fiscal periods consisted of a federal benefit at statutory rates, Fiscal 2024 had a lower state expense and a temporary book to tax difference for equity related items.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of June 30, 2024, the Company has a $2.6 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

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

The Company follows the guidance Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes any penalties and interest when necessary as part of selling, general and administrative expenses.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - ACQUISITIONS

Arroyo Consulting

On April 24, 2023, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Arroyo Consulting for cash consideration of $6.8 million. Certain post-closing liabilities were held back of $0.4 million and partial security for any indemnification obligations was held back for one year of $0.9 million. The purchase agreement further provides for contingent consideration of up to $8.5 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase price at closing was paid out of funds under the Company's credit agreement led by BMO, see “Note 8 - Debt”. The purchase agreement contained a provision for a “true up” of acquired working capital, which was paid on July 1, 2024, out of the delayed draw funds under the Company's credit agreement along with the hold backs and the full year one contingent consideration payment.

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

The Fiscal 2023 Arroyo Consulting operations included ten weeks for $4.1 million of revenue and $1.0 million of operating income, which included $0.2 million in amortization expense on acquisition intangibles. The final purchase price has been allocated to the assets acquired and liabilities as follows (in thousands):

Accounts receivable	$3,476
Prepaid expenses and other assets	72
Property and equipment, net	145
Right-of-use asset - operating lease	141
Intangible assets	11,760
Goodwill (no deductible tax basis)	3,400
Current liabilities assumed	(2,621)
Lease liabilities - operating leases	(85)
Total net assets acquired	$16,288

Cash	$6,800
Hold back, working capital*	350
Hold back, indemnities*	850
Working capital adjustment*	679
Fair value of contingent consideration	7,609
Total fair value of consideration transferred for acquired business	$16,288
*Included in Other current liabilities

The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$356	5 years
Client partner list	11,234	10 years
Computer software	170	5 years
Total	$11,760

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net income of the Arroyo Consulting acquisition had taken place on the first day of Fiscal 2023 (in thousands, except income per share):

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	July 2, 2023	July 2, 2023
Revenues	$82,428	$162,919
Gross profit	$30,026	$58,527
Net income (loss)	$2,755	$(12,933)
Income (loss) per share:
Basic	$0.26	$(1.21)
Diluted	$0.26	$(1.21)

Pro forma net income (loss) includes amortization of primarily client partner lists, interest expense on additional borrowings on the new term loan and the revolving facility (the “Revolving Facility”) (see “Note 8 - Debt”) at a rate of 7.1%. The tax benefit of the pro forma adjustments at effective tax rate of 26.6% and 24.6% for the thirteen and twenty-six week period ended July 2, 2023, respectively. The pro forma operating results include adjustments to Arroyo Consulting related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company. There were no material nonrecurring adjustments.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Arroyo Consulting acquisition taken place on the first day of Fiscal 2023 or the results that may be achieved by the combined enterprise in the future.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
CARES Act receivable	$1,661	$2,470
Income tax receivable	1,340	685
Receivable from seller of Arroyo Consulting, net	—	3,843
Other	415	174
Total	$3,416	$7,172

NOTE 5 - LEASES

The Company's future operating lease obligations that have not yet commenced are immaterial. Short-term leases and subleases were immaterial. The supplemental balance sheet information related to the Company's operating leases were as follows at (dollars in thousands):

	June 30, 2024	December 31, 2023
Weighted average remaining lease term of operating leases	3.3 years	3.5 years
Weighted average discount rate for operating leases	6.7%	6.5%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The supplemental cash flow information related to the Company's operating leases were as follows (dollars in thousands):

	Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023
Cash paid for operating leases	$1,178	$1,115
Operating lease expense	$1,157	$917

The undiscounted annual future minimum lease payments consist of the following at (in thousands):

		June 30, 2024
2024	(remaining)	$1,133
2025		1,605
2026		1,227
2027		871
2028		512
Thereafter		74
Total lease payments		5,422
Imputed interest		(570)
Present value of lease liabilities		$4,852

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $53.1 million and $49.3 million at June 30, 2024 and December 31, 2023, respectively. Amortization expense for Fiscal 2024 and Fiscal 2023 are comprised of following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Client partner lists	$1,487	$1,482	$2,982	$2,788
Covenant not to compete	75	67	157	123
Acquisition intangibles	1,562	1,549	3,139	2,911
Computer software - amortization expense	329	280	665	547
Total expense	$1,891	$1,829	$3,804	$3,458

NOTE 7 - ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses consist of the following at (in thousands):

	June 30, 2024	December 31, 2023
Field talent payroll	$5,404	$5,014
Field talent payroll related	1,671	1,039
Accrued bonuses and commissions	2,079	2,931
Other	4,850	5,918
Accrued payroll and expenses	$14,004	$14,902

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

On March 12, 2024, the Credit Agreement was amended and restated through the Company’s entry into an Amended and Restated Credit Agreement, maturing March 12, 2028, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “Restated Agreement”). The Restated Agreement provides for a Revolving Facility permitting the Company to borrow funds from time to time in an aggregate amount up to $40 million. The Restated Agreement also provides for a term loan commitment, permitting the Company to borrow funds from time to time (the “Term Loan”) and for a delayed draw term loan commitment of $4.3 million. The Company is required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The Restated Agreement provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the Restated Agreement). The Company’s obligations are secured by a first priority security interest in substantially all tangible and intangible property of the Company’s and its subsidiaries. The Restated Agreement provides for a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Restated Amendment). The Company will pay an unused commitment fee on the daily average unused amount of Revolving Facility. The Company was in compliance with the affirmative and negative covenants as of June 30, 2024.

Letter of Credit

In conjunction with the EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires February 12, 2028, for purposes of protecting a lessor against default on lease payments. As of June 30, 2024, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of June 30, 2024 or December 31, 2023.

Line of Credit

At June 30, 2024 and December 31, 2023, $14.1 million and $24.9 million respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended June 30, 2024 and July 2, 2023 was $14.9 million and $25.4 million, respectively. Average daily balance for the twenty-six week periods ended June 30, 2024 and July 2, 2023 was $17.9 million and $23.0 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	June 30, 2024		December 31, 2023
Base Rate	$6,566	10.25%	$4,874	9.75%
SOFR	7,500	8.18%	3,000	7.69%
SOFR	—	—%	2,000	7.71%
SOFR	—	—%	15,000	7.77%
Total	$14,066		$24,874

Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	June 30, 2024		December 31, 2023
SOFR	$33,150	8.18%	$34,000	7.79%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Convertible Note

At June 30, 2024 and December 31, 2023, the Company had a two-year convertible unsecured promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the Horn Solutions acquisition. The promissory note is convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share, prior to the maturity date of December 12, 2024. The promissory note is subordinate to the Company’s senior debt.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Convertible note	Convertible note	Level 2	$4,368	$4,368
Contingent consideration	Contingent consideration - current and long-term	Level 3	$3,981	$8,320

The change in the Level 3 fair value measurements from December 31, 2023 to June 30, 2024 is primarily due to the movement of the current portion of the contingent consideration with the net of cash collected under the service agreement to Other current liabilities.

Key inputs in determining the fair value of the contingent consideration as of June 30, 2024 and December 31, 2023 included discount rates of approximately 7% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

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

Restricted Stock

The Company issued net restricted common stock of 23,310 and 34,112 shares to team members and non-team member (non-employee) directors in Fiscal 2024 and Fiscal 2023, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 12 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended June 30, 2024 and July 2, 2023, the Company recognized $0.1 million of compensation expense related to stock options. For the twenty-six week periods ended June 30, 2024 and July 2, 2023, the Company recognized $0.2 million of compensation expense related to stock options. Unamortized share-based compensation expense as of June 30, 2024 amounted to $0.6 million which is expected to be recognized over the next 2.1 years. As of June 30, 2024, a total of 1.2 million shares remain available for issuance under 2013 Plan.

 A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 31, 2023	922,310	$15.30	6.0	$104
Exercised	(16,298)	$6.25
Options outstanding at June 30, 2024	906,012	$15.47	5.6	$33

Options exercisable at December 31, 2023	663,740	$16.84	5.0	$103
Options exercisable at June 30, 2024	649,957	$17.11	4.6	$130

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 31, 2023	258,570	$7.84
Nonvested outstanding at June 30, 2024	256,055	$7.81

Restricted Stock

For the thirteen week periods ended June 30, 2024 and July 2, 2023, the Company recognized $0.1 million of compensation expense related to restricted stock awards. For the twenty-six week periods ended June 30, 2024 and July 2, 2023, the Company recognized $0.3 million of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of June 30, 2024 amounted to $0.6 million which is expected to be recognized over the next 1.7 years.

NOTE 13 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.5 million to the 401(k) Plan for the thirteen week periods ended June 30, 2024 and July 2, 2023. The Company contributed $1.0 million to the 401(k) Plan for the twenty-six week periods ended June 30, 2024 and July 2, 2023.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue:
Property Management	$25,726	$31,071	$50,273	$59,477
Professional	42,411	49,729	86,630	96,639
Total	$68,137	$80,800	$136,903	$156,116
Depreciation:
Property Management	$31	$33	$63	$68
Professional	49	67	101	143
Home office	10	11	20	27
Total	$90	$111	$184	$238

Amortization:
Professional	$1,600	$1,549	$3,216	$2,911
Home office	291	280	588	547
Total	$1,891	$1,829	$3,804	$3,458
Operating income (loss):
Property Management	$3,203	$5,774	$6,605	$10,464
Professional - without impairment losses	1,556	3,786	3,230	6,413
Professional - impairment losses	—	—	—	(22,545)
Home office	(4,678)	(4,510)	(9,338)	(10,011)
Total	$81	$5,050	$497	$(15,679)

Capital expenditures:
Property Management	$7	$21	$20	$53
Professional	69	184	132	232
Home office	425	540	843	1,205
Total	$501	$745	$995	$1,490

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2024	December 31, 2023
Total assets:
Property Management	$22,811	$29,884
Professional	112,517	122,751
Home office	24,426	25,882
Total	$159,754	$178,517

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

On May 8, 2024, we announced that our Board of Directors has initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”).

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(dollars in thousands)
Revenues	$68,137	$80,800	$136,903	$156,116
Cost of services	44,507	51,226	89,835	99,758
Gross profit	23,630	29,574	47,068	56,358
Selling, general and administrative expenses	21,568	22,584	42,583	45,796
Impairment losses	—	—	—	22,545
Depreciation and amortization	1,981	1,940	3,988	3,696
Operating income (loss)	81	5,050	497	(15,679)
Interest expense, net	(1,061)	(1,502)	(2,297)	(2,703)
(Loss) income before income taxes	(980)	3,548	(1,800)	(18,382)
Income tax benefit (expense)	219	(944)	247	4,520
Net (loss) income	$(761)	$2,604	$(1,553)	$(13,862)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	65.3	63.4	65.6	63.9
Gross profit	34.7	36.6	34.4	36.1
Selling, general and administrative expenses	31.7	28.0	31.1	29.3
Impairment losses	—	—	—	14.4
Depreciation and amortization	2.9	2.4	2.9	2.4
Operating income (loss)	0.1	6.3	0.4	(10.0)
Interest expense, net	(1.5)	(1.9)	(1.7)	(1.7)
(Loss) income before income taxes	(1.4)	4.4	(1.3)	(11.8)
Income tax benefit (expense)	0.3	(1.2)	0.2	2.9
Net (loss) income	(1.1)%	3.2%	(1.1)%	(8.9)%

Thirteen Week Fiscal Period Ended June 30, 2024 (“Fiscal 2024”) Compared with Thirteen Week Fiscal Period Ended July 2, 2023 (“Fiscal 2023”)

Revenues:	Thirteen Weeks Ended
	June 30, 2024		July 2, 2023
	(dollars in thousands)
Revenues by segment:
Property Management	$25,726	37.8%	$31,071	38.5%
Professional	42,411	62.2	49,729	61.5
Total	$68,137	100.0%	$80,800	100.0%

Property Management Revenues: Property Management revenues decreased approximately $5.4 million (17.2%). The decrease was primarily due to a reduction in billed hours, which is driven by a combination of increased competition in certain markets and lower demand from cost pressures at the property management companies.

Professional Revenues: Professional revenues decreased $7.3 million (14.7%). The April 2023 Arroyo Consulting acquisition contributed $1.6 million of incremental revenues. The remaining Professional segment declined $8.9 million (19.6%), primarily due to a decrease in billed hours as clients continued to delay projects or expand project timelines using less field talent.

Gross Profit:
 Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	June 30, 2024		July 2, 2023
	(dollars in thousands)
Gross Profit by segment:
Property Management	$9,596	40.6%	$12,652	42.8%
Professional	14,034	59.4	16,922	57.2
Total	$23,630	100.0%	$29,574	100.0%

	Thirteen Weeks Ended
	June 30, 2024	July 2, 2023
Gross Profit Percentage by segment:
Property Management	37.3%	40.7%
Professional	33.1%	34.0%
Total	34.7%	36.6%

Total Company gross profit decreased approximately $5.9 million (20.1%) due to reduced customer demand in both segments. As a percentage of revenue, gross profit decreased to 34.7% from 36.6%, primarily due to the margin decline in Property Management.

Property Management Gross Profit: Property Management gross profit decreased approximately $3.1 million (24.2%), primarily due to a decrease in total revenue. The gross profit decline was driven by increased competition and lower permanent placement business, which has no cost of service.

Professional Gross Profit: Professional gross profit decreased approximately $2.9 million (17.1%). The April 2023 Arroyo Consulting acquisition contributed $0.5 million of incremental gross profit, while the remaining Professional business decreased approximately $3.4 million (22.1%), primarily due to lower billed hours.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $1.0 million (4.5%), primarily due to expense reduction and cost control efforts in response to the decline in revenues. The components of selling, general and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	June 30, 2024		July 2, 2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$16,150	24%	$17,741	22%	$(1,591)	(9)%
Advertising and recruitment	598	1	605	1	(7)	—
Occupancy and office operations	763	1	790	1	(27)	(3)
Travel, meals and entertainment	337	1	398	—	(61)	(15)
Software	1,244	2	1,233	2	11	1
Liability insurance	278	—	272	—	6	2
Professional fees	325	1	440	1	(115)	(26)
Public company related costs	248	—	223	—	25	11
Provision for credit losses	492	1	242	—	250	103
Share-based compensation	236	—	75	—	161	215
Strategic alternatives review	280	—	—	—	280	100
Transaction fees	25	—	435	1	(410)	—
Workers' compensation loss retention return	(95)	—	(491)	(1)	396	—
Other	687	1	619	1	68	11
Total	$21,568	32%	$22,582	28%	$(1,014)	(5)%

Depreciation and Amortization: Depreciation and amortization charges increased $0.1 million (2.1%) primarily from amortized intangible assets related to internally used software.

Interest Expense, net: Interest expense, net decreased $0.4 million (29.4%) primarily due to reduced accretion in 2024 on contingent consideration associated with Arroyo Consulting and the lower average balance on the Revolving Facility.

Income Tax Benefit (Expense): Income tax expense decreased $1.2 million (123.2%) primarily due to lower pre-tax operating results and lower state tax expense.

Twenty-six Week Fiscal Period Ended June 30, 2024 (“Fiscal 2024”) Compared with Twenty-six Week Fiscal Period Ended July 2, 2023 (“Fiscal 2023”)

Revenues:	Twenty-six Weeks Ended
	June 30, 2024		July 2, 2023
	(dollars in thousands)
Revenues by segment:
Property Management	$50,273	36.7%	$59,477	38.1%
Professional	86,630	63.3	96,639	61.9
Total	$136,903	100.0%	$156,116	100.0%

Property Management Revenues: Property Management revenues decreased approximately $9.2 million (15.5%). The decrease was primarily due to a reduction in billed hours, which is driven by a combination of increased competition in certain markets and lower demand from cost pressures at the property management companies.

Professional Revenues: Professional revenues decreased approximately $10.0 million (10.4%). The April 2023 Arroyo Consulting acquisition contributed $7.1 million of incremental revenues. The remaining Professional segment declined $17.1 million (18.5%) primarily due to a decrease in billed hours as clients continued to delay projects or expand project timelines using less field talent.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Twenty-six Weeks Ended
	June 30, 2024		July 2, 2023
	(dollars in thousands)
Gross Profit by segment:
Property Management	$18,939	40.2%	$23,999	42.6%
Professional	28,129	59.8	32,359	57.4
Total	$47,068	100.0%	$56,358	100.0%

	Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023
Gross Profit Percentage by segment:
Property Management	37.7%	40.3%
Professional	32.5%	33.5%
Total	34.4%	36.1%

Total Company gross profit decreased approximately $9.3 million (16.5%) due to reduced customer demand in both segments. As a percentage of revenue, gross profit has decreased to 34.4% from 36.1%, primarily due to the margin decline in Property Management.

Property Management Gross Profit: Property Management gross profit decreased approximately $5.1 million (21.1%), primarily due to a decrease in total revenues. The gross profit decline was driven by increased competition and lower permanent placement business, which has no cost of service.

Professional Gross Profit: Professional gross profit decreased approximately $4.2 million (13.1%). The April 2023 Arroyo Consulting acquisition contributed $2.3 million of incremental gross profit, while the remaining Professional business decreased $6.5 million (21.1%) primarily due to lower billed hours.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $3.2 million (7.0%) primarily due to expense reduction and cost control efforts in response to the decline in revenues. The components of selling, general and administrative expense are detailed in the following table:

	Twenty-six Weeks Ended
	June 30, 2024		July 2, 2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$32,001	23%	$35,692	23%	$(3,691)	(10)%
Advertising and recruitment	990	1	1,198	1	(208)	(17)
Occupancy and office operations	1,641	1	1,582	1	59	4
Travel, meals and entertainment	595	—	729	—	(134)	(18)
Software	2,508	2	2,718	2	(210)	(8)
Liability insurance	558	—	538	—	20	4
Professional fees	644	1	898	1	(254)	(28)
Public company related costs	436	—	408	—	28	7
Provision for credit losses	1,116	1	321	—	795	248
Share-based compensation	471	—	436	—	35	8
Strategic alternatives review	348	—	—	—	348	100
Transaction fees	40	—	753	—	(713)	(95)
Workers’ compensation loss retention return	(95)	—	-491	—	396	(81)
Other	1,330	1	1014	1	316	31%
Total	$42,583	31%	$45,796	29%	$(3,213)	(7)%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.3 million (7.9%) primarily due to amortization of intangible assets related to the 2023 Arroyo Consulting acquisition.

Interest Expense, net: Interest expense decreased $0.4 million (15.0%) primarily due primarily due to reduced accretion in 2024 on contingent consideration associated with Arroyo Consulting and the lower average balance on the Revolving Facility.

Income Tax Benefit (Expense): Income tax benefit decreased $4.3 million (94.5%) primarily due to a higher taxable loss in 2023 related to the trade name impairment.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, impairment losses, costs associated with the evaluation of potential strategic alternatives (“Strategic alternatives review”), transaction fees, and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes, and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net (loss) income from operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(dollars in thousands)
Net (loss) income	$(761)	$2,604	$(1,553)	$(13,862)
Income tax (benefit) expense	(219)	944	(247)	(4,520)
Interest expense, net	1,061	1,502	2,297	2,703
Operating income (loss)	81	5,050	497	(15,679)
Depreciation and amortization	1,981	1,940	3,988	3,696
Impairment losses	—	—	—	22,545
Share-based compensation	236	75	471	436
Strategic alternatives review	280	—	348	—
Transaction fees	25	435	40	753
Adjusted EBITDA	$2,603	$7,500	$5,344	$11,751
Adjusted EBITDA Margin (% of revenue)	3.4%	9.3%	3.6%	7.5%

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our amended and restated credit agreement with BMO, that provides for a revolving credit facility maturing March 12, 2028 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, contingent consideration, and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Working capital	$26,725	$(18,144)

	Twenty-six Weeks Ended
	June 30, 2024	July 2, 2023
	(dollars in thousands)
Net cash provided by (used in) operations:
Operating activities	$14,717	$12,549
Investing activities	(995)	(8,230)
Financing activities	(13,496)	(3,659)
Net change in cash and cash equivalents	$226	$660

Operating Activities

Cash provided by operating activities consists of net (loss) income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, provision for credit losses, impairment losses, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued payroll and expenses, and other current assets.

During Fiscal 2024, net cash provided by operating activities was $14.7 million, an increase of $2.2 million compared with net cash provided by operating activities of $12.5 million for Fiscal 2023. The increase is primarily due to decreased payments on accrued payroll and expenses, increased payments on accounts receivable, and lower payments in accounts payable.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2024, we made capital expenditures of $1.0 million primarily related to continued IT improvements. In Fiscal 2023, we paid $6.8 million for the acquisition of Arroyo Consulting and made capital expenditures of $1.5 million mainly related to the continued IT improvements.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2024, we reduced our Revolving Facility $10.8 million, and we disbursed $1.6 million in cash dividends on our common stock, and we paid down $0.9 million on the Term Loan. For Fiscal 2023, we disbursed $3.2 million in cash dividends on our common stock, we paid down $2.0 million on the Term Loan, we made payments of $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed on our Revolving Facility $2.4 million for increased operating needs.

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

On March 12, 2024, the Credit Agreement was amended and restated through our entry into an Amended and Restated Credit Agreement, maturing March 12, 2028, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “Restated Agreement”). The Restated Agreement provides for a revolving credit facility (the "Revolving Facility") permitting us to borrow funds from time to time in an aggregate amount up to $40 million. The Restated Agreement also provides for a term loan commitment, permitting us to borrow funds from time to time (the “Term Loan”) and for a delayed draw term loan commitment of $4.3 million. We are required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The Restated Agreement provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the Restated Agreement). Our obligations are secured by a first priority security interest in substantially all tangible and intangible property of ours. The Restated Agreement provides for a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Restated Amendment). We will pay an unused commitment fee on the daily average unused amount of Revolving Facility. We were in compliance with the affirmative and negative covenants as of June 30, 2024.

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires February 12, 2028, for purposes of protecting a lessor against default on lease payments. As of June 30, 2024 and December 31, 2023, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely. We are continually monitoring and assessing the impact of the ongoing situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our strategic alternatives review process may not be successful, may be costly, time-consuming, and complex, and may not yield the desired results

On May 8, 2024, we announced that our Board of Directors had initiated a process to evaluate potential strategic alternatives and had engaged Houlihan Lokey as its financial advisors. We have not set a timetable for completion of this strategic alternatives review process, and our Board of Directors has not approved a definitive course of action. There can be no assurance that this strategic alternatives review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms, or at all. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties, and stockholder support. The process of evaluating strategic alternatives may be costly, time-consuming, and complex. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly or otherwise materially impact our stockholder, employee, customer, supplier, and other business relationships. Even if we successfully consummate a transaction from our review of strategic alternatives, we may fail to realize all of the anticipated benefits of any transaction, those benefits may take longer to realize than expected, or we may encounter integration or other difficulties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. MINE SAFETY DISCLOSURES
 Not applicable.

ITEM 5. OTHER INFORMATION
 Trading Plans

During the fiscal quarter ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 7, 2024