Form 10-Q
period 2024-09-29
BGSF, INC.
filed 2024-11-07
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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

As of as of November 4, 2024 there were 11,024,013 shares of the registrant’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 29, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$262	$—
Accounts receivable (net of allowance for credit losses of $933 and $554, respectively)	46,074	56,776
Prepaid expenses	2,355	2,963
Other current assets	2,760	7,172
Total current assets	51,451	66,911

Property and equipment, net	1,204	1,217

Other assets
Deposits	2,092	2,699
Software as a service, net	4,592	5,026
Deferred income taxes, net	7,587	7,271
Right-of-use asset - operating leases, net	5,065	5,435
Intangible assets, net	26,193	30,370
Goodwill	59,151	59,588
Total other assets	104,680	110,389
Total assets	$157,335	$178,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$221	$95
Accrued payroll and expenses	15,361	14,902
Line of credit (net of debt issuance costs of $128)	—	24,746
Long-term debt, current portion (net of debt issuance costs of $27 and $0, respectively)	3,373	34,000
Accrued interest	286	438
Income taxes payable	172	282
Contingent consideration, current portion	4,047	4,208
Convertible note	4,368	4,368
Lease liabilities, current portion	1,586	2,016
Total current liabilities	29,414	85,055

Line of credit (net of debt issuance costs of $305)	7,381	—
Long-term debt, less current portion (net of debt issuance costs of $220)	33,780	—
Contingent consideration, less current portion	—	4,112
Lease liabilities, less current portion	3,815	3,814
Total liabilities	74,390	92,981

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 11,006,696 and 10,887,509 shares issued and outstanding, respectively, net of 3,930 shares of treasury stock, at cost, respectively.	53	52
Additional paid in capital	69,955	68,551
Retained earnings	12,937	16,933
Total stockholders’ equity	82,945	85,536
Total liabilities and stockholders’ equity	$157,335	$178,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and dividend amounts)

For the Thirteen and Thirty-nine Week Periods Ended September 29, 2024 and October 1, 2023

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2024	2023	2024	2023
Revenues	$71,186	$83,484	$208,089	$239,600
Cost of services	46,857	53,505	136,692	153,263
Gross profit	24,329	29,979	71,397	86,337
Selling, general and administrative expenses	21,966	22,679	64,549	68,475
Impairment losses	—	—	—	22,545
Depreciation and amortization	1,893	2,033	5,881	5,729
Operating income (loss)	470	5,267	967	(10,412)
Interest expense, net	(1,222)	(1,672)	(3,518)	(4,375)
(Loss) income before income taxes	(752)	3,595	(2,551)	(14,787)
Income tax (expense) benefit	(52)	(955)	194	3,565
Net (loss) income	$(804)	$2,640	$(2,357)	$(11,222)

Net (loss) income per share:
Basic	$(0.07)	$0.24	$(0.22)	$(1.04)
Diluted	$(0.07)	$0.24	$(0.22)	$(1.04)

Weighted-average shares outstanding:
Basic	10,919	10,791	10,882	10,753
Diluted	10,919	10,803	10,882	10,753

Cash dividends declared per common share	$—	$0.15	$0.15	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirty-nine Week Period Ended September 29, 2024

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2023	—	10,888	$109	$(57)	$68,551	$16,933	$85,536
Share-based compensation	—	—	—	—	235	—	235
Issuance of restricted shares	—	11	—	—	—	—	—
Exercise of common stock options	—	16	—	—	101	—	101
Issuance of ESPP shares	—	14	—	—	112	—	112
Cash dividend declared	—	—	—	—	—	(1,639)	(1,639)
Net loss	—	—	—	—	—	(792)	(792)
Stockholders’ equity, March 31, 2024	—	10,929	109	(57)	68,999	14,502	83,553
Share-based compensation	—	—	—	—	236	—	236
Issuance of restricted shares	—	12	—	—	—	—	—
Issuance of ESPP shares	—	15	1	—	132	—	133
Net loss	—	—	—	—	—	(761)	(761)
Stockholders’ equity, June 30, 2024	—	10,956	110	(57)	69,367	13,741	83,161
Share-based compensation	—	—	—	—	317	—	317
Issuance of restricted shares	—	13	—	—	—	—	—
Issuance of ESPP shares	—	15	—	—	111	—	111
Exercise of common stock options	—	23	—	—	160	—	160
Net loss	—	—	—	—	—	(804)	(804)
Stockholders’ equity, September 29, 2024	—	11,007	$110	$(57)	$69,955	$12,937	$82,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirty-nine Week Period Ended October 1, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, January 1, 2023	—	10,772	$108	$(38)	$67,003	$33,663	$100,736
Share-based compensation	—	—	—	—	361	—	361
Issuance of restricted shares	—	23	—	—	—	—	—
Issuance of ESPP shares	—	11	—	—	145	—	145
Cash dividend declared	—	—	—	—	—	(1,618)	(1,618)
Net loss	—	—	—	—	—	(16,466)	(16,466)
Stockholders’ equity, April 2, 2023	—	10,806	108	(38)	67,509	15,579	83,158
Share-based compensation	—	—	—	—	75	—	75
Issuance of restricted shares	—	12	—	—	—	—	—
Issuance of ESPP shares	—	16	—	—	147	—	147
Exercise of common stock options	—	5	—	—	30	—	30
Cash dividend declared	—	—	—	—	—	(1,626)	(1,626)
Net income	—	—	—	—	—	2,604	2,604
Stockholders’ equity, July 2, 2023	—	10,839	108	(38)	67,761	16,557	84,388
Share-based compensation	—	—	—	—	408	—	408
Issuance of restricted shares	—	11	—	(11)	—	—	(11)
Issuance of ESPP shares	—	15	1	—	120	—	121
Cash dividend declared	—	—	—	—	—	(1,630)	(1,630)
Net income	—	—	—	—	—	2,640	2,640
Stockholders’ equity, October 1, 2023		10,865	$109	$(49)	$68,289	$17,567	$85,916

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirty-nine Week Periods Ended September 29, 2024 and October 1, 2023

	2024	2023
Cash flows from operating activities
Net loss	$(2,357)	$(11,222)
Adjustments to reconcile net loss to net cash provided by activities:
Depreciation	271	343
Amortization	5,610	5,386
Impairment losses	—	22,545
Loss on disposal of property and equipment	12	—
Amortization of debt issuance costs	129	145
Interest (income) expense on contingent consideration payable	(23)	468
Provision for credit losses	1,670	658
Share-based compensation	788	844
Deferred income taxes, net of acquired deferred tax liability	(316)	(5,092)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,033	1,795
Prepaid expenses	609	313
Other current assets	4,868	3,179
Deposits	607	(84)
Software as a service	537	543
Accounts payable	126	(337)
Accrued payroll and expenses	459	(4,251)
Other current liabilities	—	(1,000)
Accrued interest	(152)	23
Income taxes receivable and payable	(566)	938
Operating leases	(59)	(100)
Net cash provided by operating activities	21,246	15,094

Cash flows from investing activities
Businesses acquired, net of cash received	—	(6,740)
Capital expenditures	(1,370)	(2,019)
Net cash used in investing activities	(1,370)	(8,759)

Cash flows from financing activities
Net (payments) borrowings under line of credit	(17,188)	4,282
Proceeds from issuance of long-term debt	4,250	—
Principal payments on long-term debt	(850)	(5,000)
Payments of dividends	(1,639)	(4,874)
Issuance of ESPP shares	355	412
Issuance of shares under the 2013 Long-Term Incentive Plan, net of exercises	262	19
Contingent consideration paid	(4,250)	(1,110)
Payments of debt issuance costs	(554)	(64)
Net cash used in financing activities	(19,614)	(6,335)
Net change in cash and cash equivalents	262	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$262	$—

Supplemental cash flow information:
Cash paid for interest, net	$3,419	$3,573
Cash paid for taxes, net of refunds	$666	$569
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

The Property Management segment provides office and maintenance field talent in 39 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

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

The ongoing macroeconomic environment and interest rate unpredictability continue to have an adverse impact on market conditions. These factors may continue to influence labor markets by reducing workforce solutions demand by lengthening client and job candidate decision cycles, increasing early terminations, or diminishing projects. As a result, the Company's business, financial condition and results of operations may continue to be negatively affected.

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 29, 2024 and December 31, 2023, and include the thirteen and thirty-nine week periods ended September 29, 2024 and October 1, 2023, referred to herein as Fiscal 2024 and 2023, respectively.

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

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets, convertible debt, and contingent consideration. The carrying values of cash, accounts receivable, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Bank, N.A. (“BMO”) that provides for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of September 29, 2024 and December 31, 2023 or revenue for the thirty-nine week periods ended September 29, 2024 and October 1, 2023. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2024 and the related percentage for Fiscal 2023 was generated in the following areas at:

	Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023
Tennessee	17%	13%
Texas	22%	26%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for credit losses amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, credit loss, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. During Fiscal 2024, the Company identified an additional risk pool related to the Property Management segment, which increased the estimate of expected credit losses. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded when received.

Changes in the allowance for credit losses are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Beginning balance	$674	$558	$554	$558
Provision for credit losses, net	554	337	1,670	658
Amounts written off, net	(295)	(337)	(1,291)	(658)
Ending balance	$933	$558	$933	$558

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $3.2 million and $4.1 million at September 29, 2024 and December 31, 2023, respectively. During the thirty-nine week period ended September 29, 2024, $0.2 million was reclassified to Intangible assets from Property and equipment, primarily related to continued IT improvements, and reclassified $0.1 million from Property and equipment to Goodwill related to the Arroyo Consulting acquisition.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million and $2.4 million, which are included in Deposits in the accompanying consolidated balance sheets, as of September 29, 2024 and December 31, 2023, respectively.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Software as a service is stated net of accumulated amortization of $2.5 million and $1.9 million at September 29, 2024 and December 31, 2023, respectively. During the thirty-nine week period ended September 29, 2024, the Company added capital expenditures of $0.1 million to Software as a service, primarily related to continued IT improvements.

The Company reviews its long-lived assets, primarily Property and equipment and Software as a service, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairment triggering events identified with respect to long-lived assets during Fiscal 2024 or Fiscal 2023.

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

The Company capitalizes purchased software and internal payroll costs directly incurred in the modification of internal use software. During the thirty-nine week period ended September 29, 2024, the Company added $0.9 million and reclassified $0.2 million to Intangible assets from Property and equipment, primarily related to continued IT improvements, and reclassified $0.3 million from Intangible assets to Goodwill related to the Arroyo Consulting acquisition. Software maintenance and training costs are expensed in the period incurred.

The Company evaluates the recoverability of Intangible assets whenever events or changes in circumstances indicate that an Intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all Intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. In Fiscal 2023, management decided to eliminate the use of various trade names and go to market under the BGSF brand. Management's rebranding created an impairment of $22.5 million. There were no impairment indicators identified during Fiscal 2024. See “Note 6 - Intangible Assets.”

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. During the thirty-nine week period ended September 29, 2024, the Company reclassified a total of $0.4 million from Intangible assets and Property and equipment to Goodwill related to the Arroyo Consulting acquisition. The Company determined there were no impairment indicators for goodwill assets during Fiscal 2024 or Fiscal 2023.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of September 29, 2024. There were no revenues recognized during the thirty-nine week period ended September 29, 2024 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirty-nine week period ended September 29, 2024. The balance of accounts receivable at January 1, 2023 was $66.3 million.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Weighted-average number of common shares outstanding:	10,919	10,791	10,882	10,753
Effect of dilutive securities:
Stock options and restricted stock	—	12	—	—
Weighted-average number of diluted common shares outstanding	10,919	10,803	10,882	10,753

Stock options and restricted stock	920	805	920	736
Convertible note	255	255	255	255
Antidilutive shares	1,175	1,060	1,175	991

Income Taxes

The consolidated effective tax rate was 6.9% and 26.6% for the thirteen week period ended September 29, 2024, and October 1, 2023, respectively. The consolidated effective tax rate was 7.6% and 24.1% for the thirty-nine week periods ended September 29, 2024 and October 1, 2023, respectively. Although both fiscal periods consisted of a federal benefit at statutory rates, Fiscal 2024 had a lower state expense and a temporary book to tax difference for equity related items.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of September 29, 2024, the Company has a $2.6 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. The new standard provides guidance to improve reportable segment disclosure with enhanced reporting of significant segment expenses. The new guidance is effective after December 15, 2023, and interim periods beginning after December 15, 2024, and early adoption is permitted. The Company's management believes that this pronouncement will not have material effect on the Company's consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The new standard requires annual disclosure of the specific categories in the rate reconciliation, and additional information for reconciling items that meet a quantitative threshold. Additional information may be required on reconciling items. The new guidance is effective after December 15, 2024, and early adoption is permitted. The Company's management believes that this pronouncement will not have material effect on the Company's consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - ACQUISITIONS

Arroyo Consulting

On April 24, 2023, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Arroyo Consulting for cash consideration of $6.8 million. Certain post-closing liabilities were held back of $0.4 million and partial security for any indemnification obligations was held back for one year of $0.9 million. The purchase agreement further provides for contingent consideration of up to $8.5 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase price at closing was paid out of funds under the Company's credit agreement led by BMO, see “Note 8 - Debt”. The purchase agreement contained a provision for a “true up” of acquired working capital, which was paid on July 1, 2024, out of the delayed draw funds under the Company's credit agreement along with the hold backs and the year one payment of $4.3 million for contingent consideration.

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

In Fiscal 2023 Arroyo Consulting operations included twenty-three weeks for $9.8 million of revenue and $2.2 million of operating income, which included $0.5 million in amortization expense on acquisition intangibles. The final purchase price has been allocated to the assets acquired and liabilities as follows (in thousands):

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
*Included in Other current liabilities as of December 31, 2023

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net income of the Arroyo Consulting acquisition had taken place on the first day of Fiscal 2023 (in thousands, except income per share):

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	October 1, 2023	October 1, 2023
Revenues	$83,484	$246,403
Gross profit	$29,979	$88,506
Net income (loss)	$2,640	$(10,479)
Income (loss) per share:
Basic	$0.24	$(0.97)
Diluted	$0.24	$(0.97)

Pro forma net income (loss) includes amortization of primarily client partner lists, interest expense on additional borrowings on the new term loan and the revolving facility (the “Revolving Facility”) (see “Note 8 - Debt”) at a rate of 7.1%. The tax benefit of the pro forma adjustments at effective tax rate of 26.6% and 24.1% for the thirteen and thirty-nine week periods ended October 1, 2023, respectively. The pro forma operating results include adjustments to Arroyo Consulting related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company. There were no material nonrecurring adjustments.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Arroyo Consulting acquisition taken place on the first day of Fiscal 2023 or the results that may be achieved by the combined enterprise in the future.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets as of September 29, 2024 and December 31, 2023 consist of the following (in thousands):

	September 29, 2024	December 31, 2023
CARES Act receivable	$1,661	$2,470
Income tax receivable	1,099	685
Receivable from seller of Arroyo Consulting, net	—	3,843
Other	—	174
Total	$2,760	$7,172

NOTE 5 - LEASES

The Company's future operating lease obligations that have not yet commenced are immaterial. Short-term leases and subleases were immaterial. The supplemental balance sheet information related to the Company's operating leases were as follows at (dollars in thousands):

	September 29, 2024	December 31, 2023
Weighted average remaining lease term of operating leases	3.7 years	3.5 years
Weighted average discount rate for operating leases	7.3%	6.5%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The supplemental cash flow information related to the Company's operating leases were as follows (dollars in thousands):

	Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023
Cash paid for operating leases	$1,786	$1,646
Operating lease expense	$1,728	$1,136

The undiscounted annual future minimum lease payments consist of the following at (in thousands):

		September 29, 2024
2024	(remaining)	$499
2025		1,812
2026		1,507
2027		1,157
2028		803
Thereafter		446
Total lease payments		6,224
Imputed interest		(823)
Present value of lease liabilities		$5,401

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $54.9 million and $49.3 million at September 29, 2024 and December 31, 2023, respectively. Amortization expense for Fiscal 2024 and Fiscal 2023 are comprised of following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Client partner lists	$1,397	$1,567	$4,379	$4,355
Covenant not to compete	75	71	231	195
Acquisition intangibles	1,472	1,638	4,610	4,550
Computer software - amortization expense	334	289	1,000	836
Total expense	$1,806	$1,927	$5,610	$5,386

NOTE 7 - ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses consist of the following at (in thousands):

	September 29, 2024	December 31, 2023
Field talent payroll	$5,740	$5,014
Field talent payroll related	1,531	1,039
Accrued bonuses and commissions	2,531	2,931
Other	5,559	5,918
Accrued payroll and expenses	$15,361	$14,902

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

On March 12, 2024, the Credit Agreement was amended and restated through the Company’s entry into an Amended and Restated Credit Agreement, which would have matured on March 12, 2028, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “Restated Agreement”). The Restated Agreement provided for a Revolving Facility which permitted the Company to borrow funds in an aggregate amount up to $40 million. The Restated Agreement also provided for a term loan commitment, which permitted the Company to borrow funds from time to time (the “Term Loan”). In July 2024, the Company exercised the option to borrow on a delayed draw term loan of $4.3 million related to payments on the Arroyo Consulting Acquisition's working capital “true up”, hold backs, and year one contingent consideration.

On November 6, 2024, the Company entered into the First Amendment to Amended and Restated Credit Agreement, maturing December 31, 2026, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “First Credit Amendment”). The availability on the Revolving Facility, which permits the Company to borrow funds from time to time, was reduced in an aggregate amount up to $20 million. The Company is required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The First Credit Amendment provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the First Credit Amendment). The Company’s obligations are secured by a first priority security interest in substantially all tangible and intangible property of the Company’s and its subsidiaries. The First Credit Amendment provides for an amended financial covenants with a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum EBITDA (as such terms are defined in the First Credit Amendment). The Company will pay an unused commitment fee on the daily average unused amount of Revolving Facility. The Company was in compliance with the affirmative and negative covenants as of September 29, 2024.

Letter of Credit

In conjunction with the EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires February 12, 2028, for purposes of protecting a lessor against default on lease payments. As of September 29, 2024, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of September 29, 2024 or December 31, 2023.

Line of Credit

At September 29, 2024 and December 31, 2023, $7.7 million and $24.9 million respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended September 29, 2024 and October 1, 2023 was $7.7 million and $24.5 million, respectively. Average daily balance for the thirty-nine week periods ended September 29, 2024 and October 1, 2023 was $14.5 million and $23.5 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	September 29, 2024		December 31, 2023
Base Rate	$3,686	9.75%	$4,874	9.75%
SOFR	4,000	7.95%	3,000	7.69%
SOFR	—	—%	2,000	7.71%
SOFR	—	—%	15,000	7.77%
Total	$7,686		$24,874

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	September 29, 2024		December 31, 2023
SOFR	$37,400	7.95%	$34,000	7.79%
Convertible Note

At September 29, 2024 and December 31, 2023, the Company had a two-year convertible unsecured promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the Horn Solutions acquisition. The promissory note is convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share, prior to the maturity date of December 12, 2024. The promissory note is subordinate to the Company’s senior debt.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	September 29, 2024	December 31, 2023
Convertible note	Convertible note	Level 2	$4,368	$4,368
Contingent consideration	Contingent consideration - current and long-term	Level 3	4,047	$8,320

The change in the Level 3 fair value measurements from December 31, 2023 to September 29, 2024 is primarily due to the payment of $4.25 million on the Arroyo acquisition.

Key inputs in determining the fair value of the contingent consideration as of September 29, 2024 and December 31, 2023 included discount rates of approximately 7% as well as management's estimates of future sales volumes and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”).

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Restricted Stock

The Company issued net restricted common stock of 36,180 and 46,118 shares to team members and non-team member (non-employee) directors in Fiscal 2024 and Fiscal 2023, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 12 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended September 29, 2024 and October 1, 2023, the Company recognized $0.2 million and $0.1 million of compensation expense related to stock options. For the thirty-nine week periods ended September 29, 2024 and October 1, 2023, the Company recognized $0.4 million of compensation expense related to stock options. Unamortized share-based compensation expense as of September 29, 2024 amounted to $0.7 million which is expected to be recognized over the next 2.4 years. As of September 29, 2024, a total of 1.1 million shares remain available for issuance under 2013 Plan.

 A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 31, 2023	922,310	$15.30	6.0	$104
Granted	40,000	8.80
Exercised	(38,798)	6.74
Forfeited / Canceled	(3,650)	11.70
Options outstanding at September 29, 2024	919,862	$15.40	5.5	$—

Options exercisable at December 31, 2023	663,740	$16.84	5.0	$103
Options exercisable at September 29, 2024	729,926	$16.59	4.8	$—

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 31, 2023	258,570	$7.84
Nonvested outstanding at September 29, 2024	189,936	$7.97

Restricted Stock

For the thirteen week periods ended September 29, 2024 and October 1, 2023, the Company recognized $0.1 million and $0.3 million of compensation expense related to restricted stock awards. For the thirty-nine week periods ended September 29, 2024 and October 1, 2023, the Company recognized $0.4 million and $0.5 million of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of September 29, 2024 amounted to $0.5 million which is expected to be recognized over the next 1.9 years.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.5 million to the 401(k) Plan for the thirteen week periods ended September 29, 2024 and October 1, 2023. The Company contributed $1.5 million and $1.4 million to the 401(k) Plan for the thirty-nine week periods ended September 29, 2024 and October 1, 2023, respectively.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue:
Property Management	$29,824	$35,976	$80,096	$95,453
Professional	41,362	47,508	127,993	144,147
Total	$71,186	$83,484	$208,089	$239,600
Depreciation:
Property Management	$28	$33	$91	$101
Professional	48	62	149	204
Home office	11	11	31	38
Total	$87	$106	$271	$343

Amortization:
Professional	$1,508	$1,638	$4,724	$4,550
Home office	298	289	886	836
Total	$1,806	$1,927	$5,610	$5,386
Operating income (loss):
Property Management	$4,175	$7,212	$10,780	$17,676
Professional - without impairment losses	1,474	3,253	4,704	9,666
Professional - impairment losses	—	—	—	(22,545)
Home office	(5,179)	(5,198)	(14,517)	(15,209)
Total	$470	$5,267	$967	$(10,412)

Capital expenditures:
Property Management	$25	$10	$45	$64
Professional	175	161	307	393
Home office	175	358	1,018	1,562
Total	$375	$529	$1,370	$2,019

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 29, 2024	December 31, 2023
Total assets:
Property Management	$22,927	$29,884
Professional	111,072	122,751
Home office	23,336	25,882
Total	$157,335	$178,517

NOTE 15 - SUBSEQUENT EVENT

Credit Agreement

On November 6, 2024, the Credit Agreement was amended through the Company's entry into the First Amendment to the Amended and Restated Credit Agreement with certain lenders, BMO Bank, N.A., as administrative agent, letter of credit issuer, and swing line lender, and BMO Capital Markets Corp., as sole lead arranger and sole book runner. The First Credit Amendment has a maturity of December 31, 2026. The First Credit Amendment provides for a revolving credit facility permitting the Company to borrow funds from time to time in an aggregate amount up to $20 million. The term loans with an outstanding principle balance of $37.4 million were outstanding under the Credit Agreement remain outstanding under the First Credit Amendment. The Company is required to repay the term loan in quarterly principal installments in an equal amount to 2.5% of the aggregate principal balance thereof. The First Credit Amendment provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (in each case, as such terms are defined in the First Credit Amendment). The First Credit Amendment also provides for letter of credit fees and commitment fees as further described therein. The Company’s obligations under the First Credit Amendment are secured by a first priority security interest in substantially all of the Company's and its Subsidiaries' tangible and intangible property. The First Credit Amendment provides for an amended financial covenants with a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum EBITDA (as such terms are defined in the First Credit Amendment), and also provides for, among other items, representations and warranties and affirmative and negative covenants, as described therein.

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

Our Property Management segment provides office and maintenance field talent in 39 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(dollars in thousands)
Revenues	$71,186	$83,484	$208,089	$239,600
Cost of services	46,857	53,505	136,692	153,263
Gross profit	24,329	29,979	71,397	86,337
Selling, general and administrative expenses	21,966	22,679	64,549	68,475
Impairment losses	—	—	—	22,545
Depreciation and amortization	1,893	2,033	5,881	5,729
Operating income (loss)	470	5,267	967	(10,412)
Interest expense, net	(1,222)	(1,672)	(3,518)	(4,375)
(Loss) income before income taxes	(752)	3,595	(2,551)	(14,787)
Income tax (expense) benefit	(52)	(955)	194	3,565
Net (loss) income	$(804)	$2,640	$(2,357)	$(11,222)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	65.8	64.1	65.7	64.0
Gross profit	34.2	35.9	34.3	36.0
Selling, general and administrative expenses	30.8	27.2	31.0	28.6
Impairment losses	—	—	—	9.4
Depreciation and amortization	2.7	2.4	2.8	2.4
Operating income (loss)	0.7	6.3	0.5	(4.4)
Interest expense, net	(1.7)	(2.0)	(1.7)	(1.8)
(Loss) income before income taxes	(1.0)	4.3	(1.2)	(6.2)
Income tax (expense) benefit	(0.1)	(1.1)	0.1	1.5
Net (loss) income	(1.1)%	3.2%	(1.1)%	(4.7)%

Thirteen Week Fiscal Period Ended September 29, 2024 (“Fiscal 2024”) Compared with Thirteen Week Fiscal Period Ended October 1, 2023 (“Fiscal 2023”)

Revenues:	Thirteen Weeks Ended
	September 29, 2024		October 1, 2023
	(dollars in thousands)
Revenues by segment:
Property Management	$29,824	41.9%	$35,976	43.1%
Professional	41,362	58.1	47,508	56.9
Total	$71,186	100.0%	$83,484	100.0%

Property Management Revenues: Property Management revenues decreased approximately $6.2 million (17.1%). The decrease was primarily due to a reduction in billed hours, which was driven by a combination of increased competition in certain markets and lower demand from cost pressures at the property management companies.

Professional Revenues: Professional revenues decreased $6.1 million (12.9%). The decrease was primarily due to a decrease in billed hours in the Finance & Accounting division, and clients continuing to delay projects or expand project timelines using less field talent in the IT division. The Professional segment decrease was partially offset by growth in Managed Solutions.

Gross Profit:
Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	September 29, 2024		October 1, 2023
	(dollars in thousands)
Gross Profit by segment:
Property Management	$10,696	44.0%	$14,197	47.4%
Professional	13,633	56.0	15,782	52.6
Total	$24,329	100.0%	$29,979	100.0%

	Thirteen Weeks Ended
	September 29, 2024	October 1, 2023
Gross Profit Percentage by segment:
Property Management	35.9%	39.5%
Professional	33.0%	33.2%
Total	34.2%	35.9%

Total Company gross profit decreased approximately $5.7 million (18.8%) due to reduced customer demand in both segments. As a percentage of revenue, gross profit decreased to 34.2% from 35.9%, primarily due to the margin decline in Property Management.

Property Management Gross Profit: Property Management gross profit decreased approximately $3.5 million (24.7%), The decrease was primarily due to to a reduction in revenue, which was driven by a combination of increased competition in certain markets, lower demand from cost pressures at the property management companies and lower permanent placement business, which has no cost of service.

Professional Gross Profit: Professional gross profit decreased approximately $2.2 million (13.6%), primarily due to lower revenues. The Professional segment decrease was partially offset by growth in Managed Solutions.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $0.7 million (3.1%), primarily due to expense reduction and cost control efforts in response to the decline in revenues. The components of selling, general and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	September 29, 2024		October 1, 2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$15,856	22%	$17,254	21%	$(1,398)	(8)%
Advertising and recruitment	632	1	528	1	104	1
Occupancy and office operations	800	1	824	1	(24)	(3)
Travel, meals and entertainment	375	1	370	—	5	1
Software	1,316	2	1,284	2	32	2
Liability insurance	280	—	298	—	(18)	(6)
Professional fees	334	1	299	—	35	12
Public company related costs	193	1	208	—	(15)	(7)
Provision for credit losses	554	1	337	—	217	64
Share-based compensation	317	—	408	1	(91)	(22)
Strategic alternatives review	526	—	—	—	526	100
Transaction fees	2	—	149	—	(147)	—
Other	781	1	720	1	61	8
Total	$21,966	31%	$22,679	27%	$(713)	(3)%

Depreciation and Amortization: Depreciation and amortization charges decreased $0.1 million (6.9%) primarily due to lower amortization of intangible assets related to the 2023 Arroyo Consulting acquisition.

Interest Expense, net: Interest expense, net decreased $0.5 million (26.9%) primarily due to lower average balance on the Revolving Facility and reduced accretion in 2024 on contingent consideration associated with the 2023 Arroyo Consulting acquisition.

Income Tax Expense: Income tax expense decreased $0.9 million (94.6%) primarily due to lower pre-tax operating results and lower state tax expense.

Thirty-nine Week Fiscal Period Ended September 29, 2024 (“Fiscal 2024”) Compared with Thirty-nine Week Fiscal Period Ended October 1, 2023 (“Fiscal 2023”)

Revenues:	Thirty-nine Weeks Ended
	September 29, 2024		October 1, 2023
	(dollars in thousands)
Revenues by segment:
Property Management	$80,096	38.5%	$95,453	39.8%
Professional	127,993	61.5	144,147	60.2
Total	$208,089	100.0%	$239,600	100.0%

Property Management Revenues: Property Management revenues decreased approximately $15.4 million (16.1%). The decrease was primarily due to a reduction in billed hours, which was driven by a combination of increased competition in certain markets and lower demand from cost pressures at the property management companies.

Professional Revenues: Professional revenues decreased approximately $16.1 million (11.2%). The 2023 Arroyo Consulting acquisition contributed $6.8 million of incremental revenues with twenty-three weeks in prior period compared to thirty-nine weeks in current period. The remaining Professional segment declined $22.9 million (17.0%) primarily due to a decrease in billed hours in the Finance and Accounting division, as clients continued to delay projects or expand project timelines using less field talent in the IT division. The Professional segment decrease was partially offset by growth in Managed Solutions.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirty-nine Weeks Ended
	September 29, 2024		October 1, 2023
	(dollars in thousands)
Gross Profit by segment:
Property Management	$29,635	41.5%	$38,196	44.2%
Professional	41,762	58.5	48,141	55.8
Total	$71,397	100.0%	$86,337	100.0%

	Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023
Gross Profit Percentage by segment:
Property Management	37.0%	40.0%
Professional	32.6%	33.4%
Total	34.3%	36.0%

Total Company gross profit decreased approximately $14.9 million (17.3%) due to reduced customer demand in both segments. As a percentage of revenue, gross profit has decreased to 34.3% from 36.0%, primarily due to the margin decline in Property Management.

Property Management Gross Profit: Property Management gross profit decreased approximately $8.6 million (22.4%). The decrease was primarily due to to a reduction in revenue, which was driven by a combination of increased competition in certain markets, lower demand from cost pressures at the property management companies and lower permanent placement business, which has no cost of service.

Professional Gross Profit: Professional gross profit decreased approximately $6.4 million (13.3%). The April 2023 Arroyo Consulting acquisition contributed $2.3 million of incremental gross profit with twenty-three weeks in prior period compared to thirty-nine weeks in current period., while the remaining Professional business decreased $8.7 million (19.5%) primarily due to lower revenue. The Professional segment decrease was partially offset by growth in Managed Solutions.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $3.9 million (5.7%) primarily due to expense reduction and cost control efforts in response to the decline in revenues. The components of selling, general and administrative expense are detailed in the following table:

	Thirty-nine Weeks Ended
	September 29, 2024		October 1, 2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$47,857	23%	$52,946	22%	$(5,089)	(10)%
Advertising and recruitment	1,622	1	1,727	1	(105)	(6)
Occupancy and office operations	2,442	1	2,406	1	36	1
Travel, meals and entertainment	970	1	1,099	1	(129)	(12)
Software	3,824	2	4,002	2	(178)	(4)
Liability insurance	838	—	835	—	3	—
Professional fees	1,048	1	1,197	1	(149)	(12)
Public company related costs	558	—	616	—	(58)	(9)
Provision for credit losses	1,670	1	658	—	1,012	154
Share-based compensation	788	—	844	—	(56)	(7)
Strategic alternatives review	874	—	—	—	874	100
Transaction fees	42	—	903	—	(861)	(95)
Workers’ compensation loss retention return	(95)	—	(491)	—	396	(81)
Other	2,111	1	1,733	1	378	22%
Total	$64,549	31%	$68,475	29%	$(3,926)	(6)%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.2 million (2.7%) primarily from amortized intangible assets related to internally developed software.

Interest Expense, net: Interest expense decreased $0.9 million (19.6%) primarily due to reduced accretion in 2024 on contingent consideration associated with Arroyo Consulting and the lower average balance on the Revolving Facility.

Income Tax Benefit: Income tax benefit decreased $3.4 million (94.6%) primarily due to a higher taxable loss in 2023 related to the trade name impairment.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(dollars in thousands)
Net (loss) income	$(804)	$2,640	$(2,357)	$(11,222)
Income tax expense (benefit)	52	955	(194)	(3,565)
Interest expense, net	1,222	1,672	3,518	4,375
Operating income (loss)	470	5,267	967	(10,412)
Depreciation and amortization	1,893	2,033	5,881	5,729
Impairment losses	—	—	—	22,545
Share-based compensation	317	408	788	844
Strategic alternatives review	526	—	874	—
Transaction fees	2	149	42	901
Adjusted EBITDA	$3,208	$7,857	$8,552	$19,607
Adjusted EBITDA Margin (% of revenue)	4.5%	9.4%	4.1%	8.2%

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity are cash generated from operations and borrowings under our first amendment under our amended and restated credit agreement with BMO, that provides for a revolving credit facility maturing December 31, 2026 (the “Revolving Facility”). Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, contingent consideration, and debt payments. We believe that the cash generated from operations, together with the borrowing availability under our Revolving Facility, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain additional debt or equity capital or refinance all or a portion of our debt.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	September 29, 2024	December 31, 2023
	(dollars in thousands)
Working capital	$22,037	$(18,144)

	Thirty-nine Weeks Ended
	September 29, 2024	October 1, 2023
	(dollars in thousands)
Net cash provided by (used in) operations:
Operating activities	$21,246	$15,094
Investing activities	(1,370)	(8,759)
Financing activities	(19,614)	(6,335)
Net change in cash and cash equivalents	$262	$—

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

During Fiscal 2024, net cash provided by operating activities was $21.2 million, an increase of $6.2 million compared with net cash provided by operating activities of $15.1 million for Fiscal 2023. The increase is primarily due to increased payments on accounts receivable, decreased payments on accrued payroll and expenses, and within other current assets there were payments made in 2024 related to the 2023 Arroyo Consulting acquisition which were partially offset by payments received in 2023 related to sale of the Light Industrial segment.

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired and capital expenditures.

In Fiscal 2024, we made capital expenditures of $1.4 million primarily related to continued IT improvements. In Fiscal 2023, we paid $6.8 million for the acquisition of Arroyo Consulting and we made capital expenditures of $2.0 million mainly related to the continued IT improvements.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2024, we reduced our Revolving Facility $17.2 million, we made a payment of $4.3 million of contingent consideration related to the Arroyo Consulting Acquisition, we disbursed $1.6 million in cash dividends on our common stock, and we paid down $0.9 million on the Term Loan. For Fiscal 2023, we disbursed $4.9 million in cash dividends on our common stock, we paid down $5.0 million on the Term Loan, we made payments of $1.1 million of contingent consideration related to the Momentum acquisition, and borrowed $4.3 million on our Revolving Facility for increased operating needs.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), which would have matured on July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. We entered into four amendments from August 18, 2022 through May 19, 2023, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), exercised the option to borrow $40.0 million, required 2.5% of the original principal balance of the new term loan, permitted a foreign entity acquisition, modified the distributions terms, and increased a revolving credit facility (the "Revolving Facility") by $6.0 million.

On March 12, 2024, the Credit Agreement was amended and restated through our entry into an Amended and Restated Credit Agreement, which would have matured on March 12, 2028, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “Restated Agreement”). The Restated Agreement provided for a Revolving Facility which permitted us to borrow funds in an aggregate amount up to $40 million. The Restated Agreement also provided for a term loan commitment, which permitted us to borrow funds from time to time (the “Term Loan”). In July 2024, we exercised the option to borrow on a delayed draw term loan of $4.3 million related to payments on the Arroyo Consulting Acquisition's working capital “true up”, hold backs, and year one contingent consideration.

On November 6, 2024, we entered into the First Amendment to Amended and Restated Credit Agreement, maturing December 31, 2026, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “First Credit Amendment”). The availability on the Revolving Facility, which permits us to borrow funds from time to time, was reduced in an aggregate amount up to $20 million. We are required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The First Credit Amendment provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the First Credit Amendment). Our obligations are secured by a first priority security interest in substantially all our tangible and intangible property. The First Credit Amendment provides for an amended financial covenants with a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum EBITDA (as such terms are defined in the First Credit Amendment). We will pay an unused commitment fee on the daily average unused amount of Revolving Facility. We were in compliance with the affirmative and negative covenants as of September 29, 2024.

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires February 12, 2028, for purposes of protecting a lessor against default on lease payments. As of September 29, 2024 and December 31, 2023, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended September 29, 2024, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely. We are continually monitoring and assessing the impact of the ongoing situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. MINE SAFETY DISCLOSURES
 Not applicable.

ITEM 5. OTHER INFORMATION
 Trading Plans

During the fiscal quarter ended September 29, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1*
First Credit Amendment to the Amended and Restated Credit Agreement, dated as of November 6, 2024, among BGSF, Inc., as Borrower, the Lenders from time to time party thereto, BMO Bank, N.A., as Administrative Agent, L/C Issuer, and Swing Line Lender, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Book Runner.

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 6, 2024