Form 10-K
period 2024-12-29
BGSF, INC.
filed 2025-03-17
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $88,469,194 (based on the closing sale price of the Registrant’s common stock on June 28, 2024 as reported on the NYSE).

As of March 14, 2025, there were 11,077,007 shares of the Registrant’s common stock outstanding.

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

The workforce solution industry is large and highly fragmented with approximately 25,000 competing companies, while only 241 firms exceeded $100 million in annual revenues during 2023, which is down from 251 in 2022 according to Staffing Industry Analysts (“SIA”). SIA stated the 2023 U.S. temporary service market reported $145.2 billion, which is down from $168.8 billion in 2022. Workforce solution providers compete both to recruit and retain a supply of field talent and to attract and retain client partners to use these workers. Client partner demand for workforce solutions is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The workforce solution industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

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

Property Management Segment

Our Property Management segment is a leading provider of office and maintenance talent. We currently operate in 40 states and D.C. The field talent we assign to our Property Management client partners are our employees, although our client partners generally provide on-the-job direction, control and supervision.

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

Our Client Partners

We currently provide workforce solutions to small and medium-sized companies as well as divisions of Fortune 500 companies. As is common in the industry, our engagements to provide workforce solutions to our client partners are generally of a non-exclusive, short-term nature and subject to termination by the client partner with little or no notice. No client partner accounted for more than 10% of our revenues in fiscal 2024, 2023, or 2022.

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

Growth Strategy
We are committed to growing our operations and have grown from $35 million of Light Industrial revenue in 2009 to $272 million of revenue from continuing operations in 2024, by using a growth strategy reliant upon both acquisitions and organic growth.

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

Team Members

As of February 5, 2025, we employed approximately 405 team members working remotely or in our various market locations in the United States.

Field Talent

In addition to our team members, BGSF matches talent with our client partners. In 2024, we placed approximately 13,300 individuals in positions with our client partners. In significantly all of these instances, we remain the employer of record for substantially all of our talent working at our client partner locations. This means that we retain responsibility for all assignments, wages, benefits, workers’ compensation insurance, and the employers’ share of applicable payroll taxes as well as the administration of the team members’ share of these taxes. Also, working with us gives our talent access to competitive health and benefit programs. Eligible talent can participate in a defined contribution plan and the 2020 Employee Stock Purchase Plan (“2020 ESPP”).

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

Diversity, Equity, and Inclusion

We are committed to fostering an inclusive and diverse workforce. Our responsibility commitment is overseen by executive leadership, along with board-level oversight led by our Nominating and Governance Committee. In September 2020, we formed a diversity, equity and inclusion council called Voices Inspiring Inclusion, Belonging, and Equity (“VIIBE”), which represents broad perspectives across our organization. In August 2022, we launched our first two team member resource groups: African American/Black Employees & Allies and Working Parents and Allies. During 2023, we launched our third team member resource group, Pride and Allies. Our team member resource groups focus on creating a strong sense of belonging within our work culture, raising awareness about obstacles standing in the way of team member success, gaining collaborative support from allies, and driving equitable opportunities throughout the organization for all. The essential work of VIIBE has continued to align its work with the development of foundational pillars of excellence that promote this philosophy. We are focused on how we source, recruit, develop, appreciate, and leverage perspectives and experiences of underrepresented talent. This focus will extend to our collaboration with client partners, selection of vendor partners, engagement in our communities and prioritization of overall work-life harmony. Our commitment to diversity, equity and inclusion does not sit with a singular individual, but with every BGSF team member. BGSF leaders will continue to be provided additional inclusive-leadership growth opportunities, understanding the importance of mitigating biases, as an ongoing effort to shape our future talent pool selections, onboard new talent, and support future career trajectories.

As of August 1, 2024, we employed approximately 3,456 people, of which 13% were internal team members and 87% were field talent supporting our client partners across the country.

•Women represented 36% of all team members, and underrepresented minorities (“URMs”, defined as those who identify as Black/African American, Hispanic/Latinx, Native American/Alaska Native, Asian, Native Hawaiian/Pacific Islander and/or two or more races) represented 71% of our all of our reporting team members (8% of team members in contingent roles chose not to disclose this information);

•Women represented 61% of our internal team members and 50% of internal team members in managerial and leadership roles; and

•URMs represent 39% of our internal team members and 20% of internal team members in managerial and leadership roles identified as URMs.

Our focus is to ensure BGSF is cultivating equality and equity, while recognizing and celebrating our differences at work, in our homes, and out in the communities.

Community Involvement

In 2024, we were committed to sustainability initiatives which guided our interactions with our workforce, vendor partners, and client partners. Through our volunteering time off program, we had 144 individuals volunteer over 1,400 hours and donated over $60,000 for philanthropic purposes, including volunteer hours from our first Service Week, which was spearheaded by our Employee Resource Groups (ERGs). Our ongoing dedication to community service was also emphasized by adding an “S” for Service to our GIIFTS (Growth Integrity Innovation Fun Teamwork Service). Focusing on impactful community events, we continued sponsorship of the State Fair of Texas’s Youth Agricultural Job Interview Contest, the Heart Walk with the American Heart Association and the Steps of Success 5K for the Transformation Life Center. We also continued to be involved with student development through the Junior Achievement organization. Our global investment in professional development initiatives delivered over 10,000 educational hours to 2,200 individuals. During 2025, we will remain dedicated to sustainability, employee development, and community impact.

Team Engagement

As part of BGSF’s continued initiative to provide its team members with feedback opportunities, in 2024, we conducted several pulse surveys to understand team member needs and provide support. Survey results were analyzed and reviewed by our senior leadership, as well as shared with individual managers, who were then tasked with taking action based on their team members’ confidential feedback (both quantitative and qualitative). By paying close attention to the results, both at an aggregate enterprise level as well as at a department/business/workgroup level, we have been able to continue the enhancement of our culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of team member well-being and modernize our approach to foster a culture of continuous learning and feedback. In 2024, team members recognized our BGSF values through our “BIG Deal” platform by sending over 3,300 awards to their fellow team members.

Learning and Development

We emphasize team member development and learning as a priority for the organization. We believe learning and development are key elements to overall retention, engagement, and team member experience strategy. Our strategy is designed to empower team members to reach their full potential, and we provide a wide range of development programs, opportunities, and resources needed to be successful. As we continue to develop the BGSF University, our goal is to provide a variety of learning channels including instructor-led, facilitated custom workshops, leader-led, cohort and mentorships, self-paced, e-learning and a catalog of vendor-provided courses, videos, resources, and books. We are committed to the organization’s overall health and providing career progression by providing individual development, readiness, and transition plans as a part of our talent review and succession planning process. In 2024, we had over 10,000 hours spent in upskilling the workforce, with over 3,200 going through our training programs.

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

Geographic revenue in excess of 10% of our consolidated revenue from continuing operations in fiscal year 2024 and the related percentage for fiscal years 2023 and 2022 was generated in the following areas:

	2024	2023	2022
Tennessee	17%	13%	10%
Texas	23%	25%	23%

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

Because demand for workforce solutions is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for such workforce solutions typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling, general, and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling, general, and administrative expenses to a certain level without negatively impacting the long-term potential of our brands. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our client partners become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may materially suffer.

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

At the end of fiscal 2024, the maximum amount we were entitled to borrow under our revolving credit facility was $20 million and the availability of unused funds was affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows.

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

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $59.2 million and $24.5 million, respectively, at the end of fiscal year 2024. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our results of operations. For example, in 2023, the Board of Director approved management’s plan to rebrand as BGSF, eliminating various current trade names. See “Note 2 - Summary of Significant Accounting Policies” in our Consolidated Financial Statements included elsewhere in this report for additional information.

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

In the future we may issue additional securities up to our total authorized and unissued amounts, including shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option exercises, restricted stock awards, 2020 ESPP purchases, future acquisitions or future placements of our securities for capital-raising or other business purposes. Moreover, the exercise of our existing outstanding stock options, which are exercisable for or convertible into shares of our common stock, would dilute our existing common stockholders.

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

Our strategic alternatives review process may not be successful, may be costly, time-consuming, and complex, and may not yield the desired results.

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

Cost restructuring plans may be costly, time-consuming, and complex, and may not yield the desired results.

We implemented a cost restructuring plan during the fourth fiscal quarter of 2024 designed to reduce costs, improve operating performance, and position the Company for profitable growth, and we may implement or modify cost restructuring plans in the future. Any such cost restructuring plans may be costly, time-consuming, and complex. Speculation and uncertainties regarding any developments related to any cost restructuring plans may cause our stock price to fluctuate significantly or otherwise materially impact our stockholder, employee, customer, supplier, and other business relationships. Even if we successfully implement or modify any cost restructuring plan, we may fail to realize all of the anticipated benefits of any cost restructuring plan, those benefits may take longer to realize than expected, or we may encounter implementation or other difficulties.

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

Management Oversight

Key members of senior management, including our Chief Information Officer (“CIO”), are accountable for our cybersecurity and data privacy programs and is supported by the Board of the Directors (the “Board”). Under the guidance of the Board, our IT department, under the direction of our CIO, manages day-to-day operations of the security and data privacy functions and proposes changes to our cybersecurity strategy, which is part of our overall information technology strategy. The senior management, including our CIO, and the Board meet frequently to discuss cyber and data operations, privacy programs and risks. Our CIO has extensive information technology and program management experience and has served many years in our corporate information security organization.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph compares, through December 29, 2024, the cumulative total return of the Company’s common stock, a peer group index of certain publicly traded workforce solutions companies, and the Russell 3000. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

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

Quarter Ended:	High	Low
December 29, 2024	$6.18	$6.07
September 27, 2024	$7.25	$7.06
June 28, 2024	$8.67	$8.35
March 28, 2024	$10.50	$10.18
December 31, 2023	$9.49	$9.37
October 1, 2023	$9.62	$9.45
July 2, 2023	$9.59	$9.50
April 2, 2023	$11.06	$10.44

As of February 5, 2025, our common stock closing price was $5.19 per share.
As of February 5, 2025, there were approximately 2,386 holders of record of our common stock.

Dividends

The board of directors has declared and we have paid the following cash dividends during the fiscal years ended 2024, 2023, and 2022:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
February 3, 2022	February 14, 2022	February 22, 2022	$0.15	$1,564,649
April 27, 2022	May 17, 2022	May 24, 2022	$0.15	1,572,332
August 3, 2022	August 15, 2022	August 22, 2022	$0.15	1,574,992
November 2, 2022	November 14, 2022	November 21, 2022	$0.15	1,577,709
Total				$6,289,682

February 13, 2023	February 23, 2023	March 2, 2023	$0.15	$1,618,485
May 4, 2023	May 15, 2023	May 22, 2023	$0.15	1,625,816
August 9, 2023	August 21, 2023	August 28, 2023	$0.15	1,629,676
November 8, 2023	November 20, 2023	November 28, 2023	$0.15	1,633,272
Total				$6,507,249

February 8, 2024	February 20, 2024	February 27, 2024	$0.15	$1,639,315
Total				$1,639,315

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

Equity Compensation Plans

The following equity compensation plan information is provided as of December 29, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
2013 Long-Term Incentive Plan	976,432	$15.00	149,058
2020 Employee Stock Purchase Plan	—	$0.00	31,719
Total	976,432	$15.00	180,777

A description of the equity compensation plan is incorporated by reference to Note 16 in the Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In December 2022, we issued 254,455 shares of common stock in a private placement for a value of $3.3 million, and a convertible two-year promissory note of $4.4 million with an annual interest rate of 6% that is convertible into common shares at any time after one year at a conversion price of $17.12 per share at the closing of the Horn Solutions acquisition. On January 30, 2025, the convertible note was amended to increase the interest rate to 7% and extend the maturity date to December 12, 2025.

The foregoing issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

During 2024, there were no stock repurchases. During 2023, we repurchased 2,085 shares of the Company’s common stock at a cost of $19,019 and a weighted average price of $9.69 upon the vesting of restricted stock to satisfy statutory minimum tax withholding requirements.

Item 6. Selected Financial Data

The following tables set forth our summary consolidated historical financial data from continuing operations. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2024, 2023, and 2022 and the balance sheet data as of December 29, 2024 and December 31, 2023 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2021 and 2020 and the balance sheet data as of January 1, 2023, December 26, 2021, and December 27, 2020 set forth below were derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	January 1, 2023	December 26, 2021	December 27, 2020
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$272,499	$313,167	$298,422	$239,027	$207,125
Gross profit	$92,863	$111,784	$103,548	$80,941	$66,040
Selling, general, and administrative expenses	$85,333	$88,650	$83,211	$65,116	$55,244
Gain on contingent consideration	$(1,452)	$—	$—	$(2,403)	$(76)
Impairment losses	$—	$22,545	$—	$—	$7,240
Depreciation and amortization	$7,769	$7,774	$4,054	$3,698	$4,861
Operating income (loss)	$1,213	$(7,185)	$16,283	$14,530	$(1,229)
Interest expense, net	$(4,921)	$(5,976)	$(1,363)	$(1,433)	$(1,584)
(Loss) income before income taxes from continuing operations	$(3,708)	$(13,161)	$14,920	$13,097	$(2,813)
Income tax benefit (expense) from continuing operations	$370	$2,938	$(3,659)	$(2,639)	$741
(Loss) income from continuing operations	$(3,338)	$(10,223)	$11,261	$10,458	$(2,072)
Income from discontinued operations, net of tax	$—	$—	$14,100	$3,651	$3,513
Net (loss) income	$(3,338)	$(10,223)	$25,361	$14,109	$1,441

Net (loss) income per share - basic:
Continuing operations	$(0.31)	$(0.95)	$1.08	$1.01	$(0.20)
Income from discontinued operations:
Income	—	—	0.12	0.44	0.46
Gain on Sale	—	—	1.69	—	—
Income tax expense	—	—	(0.46)	(0.09)	(0.12)
Net (loss) income per share – basic	$(0.31)	$(0.95)	$2.43	$1.36	$0.14

Net (loss) income per share - diluted:
Continuing operations	$(0.31)	$(0.95)	$1.07	$1.00	$(0.20)
Income from discontinued operations:
Income	—	—	0.12	0.44	0.46
Gain on Sale	—	—	1.69	—	—
Income tax expense	—	—	(0.46)	(0.09)	(0.12)
Net (loss) income per share – diluted	$(0.31)	$(0.95)	$2.42	$1.35	$0.14

Weighted average shares outstanding – basic	10,896	10,766	10,427	10,367	10,312
Weighted average shares outstanding – diluted	10,896	10,766	10,473	10,417	10,338

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	January 1, 2023	December 26, 2021	December 27, 2020
	(dollars in thousands, except per share data)
Other Financial Data:
Adjusted EBITDA from continuing operations(1)	$10,475	$25,858	$22,353	$15,288	$12,350
Same Day EBITDA from continuing operations(1)	$10,475	$25,858	$21,943	$15,288	$12,350
Cash dividends declared per common share	$0.15	$0.60	$0.60	$0.44	$0.50

Balance Sheet Data from Continuing Operations:
Working capital(2)	$19,427	$(18,144)	$47,955	$25,851	$17,960
Total assets	$150,111	$178,517	$194,673	$148,294	$130,278
Total outstanding borrowings, net	$46,321	$63,114	$66,671	$39,450	$34,634
Total other long-term liabilities	$3,770	$7,926	$3,059	$7,240	$14,224
Stockholders’ equity	$82,269	$85,536	$100,736	$76,592	$65,458
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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, impairment losses, costs associated with the evaluation of potential strategic alternatives (“Strategic alternatives review”), transaction fees, software as a service costs, and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts, and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the reconciliation to Adjusted EBITDA and Same Day EBITDA from net (loss) income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	January 1, 2023	December 26, 2021	December 27, 2020
	(dollars in thousands)
(Loss) income from continuing operations	$(3,338)	$(10,223)	$11,261	$10,458	$(2,072)
Income tax (benefit) expense from continuing operations(1)	(370)	(2,938)	3,659	2,639	(741)
Interest expense, net	4,921	5,976	1,363	1,433	1,584
Operating income (loss)	1,213	(7,185)	16,283	14,530	(1,229)
Depreciation and amortization	7,769	7,774	4,054	3,698	4,861
Gain on contingent consideration	(1,452)	—	—	(2,403)	(76)
Impairment losses(2)	—	22,545	—	—	7,240
CARES Act credit	—	—	—	(2,084)	—
Share-based compensation	989	1,029	1,085	1,058	786
Strategic alternatives review	962	—	—	—	—
Cost restructuring plan	230	—	—	—	—
Software as a service(3)	716	720	660	319	153
Transaction fees	48	975	271	170	615
Adjusted EBITDA from continuing operations	10,475	25,858	22,353	15,288	12,350
Same day adjustment	—	—	(410)	—	—
Same day EBITDA from continuing operations	$10,475	$25,858	$21,943	$15,288	$12,350
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
(3)We capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are reported as a Software as a service and are expensed as incurred in selling, general and administrative expenses.

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

The Property Management segment provides office and maintenance talent in 40 states and D.C., to property management companies responsible for the apartment communities’ and commercial buildings’ day-to-day operations.

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

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
	(dollars in thousands)
Revenues	$272,499	$313,167	$298,422
Cost of services	179,636	201,383	194,874
Gross Profit	92,863	111,784	103,548
Selling, general, and administrative expenses	85,333	88,650	83,211
Gain on contingent consideration	(1,452)	—	—
Impairment losses	—	22,545	—
Depreciation and amortization	7,769	7,774	4,054
Operating income (loss)	1,213	(7,185)	16,283
Interest expense, net	(4,921)	(5,976)	(1,363)
(Loss) income before income taxes from continuing operations	(3,708)	(13,161)	14,920
Income tax benefit (expense) from continuing operations	370	2,938	(3,659)
(Loss) income from continuing operations	(3,338)	(10,223)	11,261
Income from discontinued operations:
Income	—	—	1,235
Gain on sale	—	—	17,675
Income tax expense	—	—	(4,810)
Net (loss) income	$(3,338)	$(10,223)	$25,361

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Revenues	100.0%	100.0%	100.0%
Cost of services	65.9	64.3	65.3
Gross Profit	34.1	35.7	34.7
Selling, general, and administrative expenses	31.3	28.3	27.8
Gain on contingent consideration	(0.5)	—	—
Impairment losses	—	7.2	—
Depreciation and amortization	2.9	2.5	1.4
Operating income (loss)	0.4	(2.3)	5.5
Interest expense, net	(1.8)	(1.9)	(0.5)
(Loss) income before income taxes from continuing operations	(1.4)	(4.2)	5.0
Income tax benefit (expense) from continuing operations	0.2	0.9	(1.2)
(Loss) income from continuing operations	(1.2)%	(3.3)%	3.8%

Fifty-two Week Fiscal Year Ended December 29, 2024 (Fiscal 2024) Compared with Fifty-two Week Fiscal Year Ended December 31, 2023 (Fiscal 2023)

Revenues:

	Fiscal Year Ended
	December 29, 2024		December 31, 2023
	(dollars in thousands)
Revenues by Segment:
Property Management	$104,402	38.3%	$125,077	39.9%
Professional	168,098	61.7%	188,090	60.1%
Total Revenues	$272,500	100.0%	$313,167	100.0%

Property Management Revenues: Property Management revenues decreased approximately $20.7 million (16.5%). The decrease was primarily due to a reduction in billed hours, which was driven by a combination of increased competition in certain markets and lower demand from cost pressures at the property management companies.

Professional Revenues: Professional revenues decreased approximately $20.0 million (10.6%). The April 2023 Arroyo Consulting acquisition contributed $5.6 million of incremental revenues with thirty-six weeks in prior period compared to fifty-two weeks in current period. The remaining Professional segment decrease of $25.6 million (13.6%) is primarily due to a decline in billed hours in the Finance and Accounting division, as clients continued to delay projects or expand project timelines using less field talent in the IT division. The Professional segment decrease was partially offset by growth in the Managed Solutions division.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Fiscal Year Ended
	December 29, 2024		December 31, 2023
	(dollars in thousands)
Gross Profit by Segment:
Property Management	$38,369	41.3%	$49,785	44.5%
Professional	54,494	58.7%	61,999	55.5%
Total Gross Profit	$92,863	100.0%	$111,784	100.0%

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Gross Profit Percentage by Segment:
Property Management	36.8%	39.8%
Professional	32.4%	33.0%
Company Gross Profit Percentage	34.1%	35.7%

Total Company gross profit decreased approximately $18.9 million (16.9%) due to reduced customer demand in both segments. As a percentage of revenue, gross profit has decreased to 34.1% from 35.7%, primarily due to the margin decline in Property Management.

Property Management Gross Profit: Property Management gross profit decreased approximately $11.4 million (22.9%). The decrease was primarily due to to a reduction in revenue, which was driven by a combination of increased competition in certain markets, lower demand from cost pressures at the property management companies and lower permanent placement business, which has no cost of service.

Professional Gross Profit: Professional gross profit decreased approximately $7.5 million (12.1%). The April 2023 Arroyo Consulting acquisition contributed $1.8 million of incremental gross profit with thirty-six weeks in prior period compared to fifty-two weeks in current period. The remaining Professional segment declined $9.3 million (15.0%) primarily due to lower revenue, which was partially offset by growth in the Managed Solutions division.

Selling, General, and Administrative Expenses: Selling, general and administrative (“SGA”) expenses decreased $3.3 million (3.7%) primarily due to expense reduction and cost control efforts in response to the decline in revenues. The components of SGA expense are detailed in the following table:

	Fiscal Year Ended
	December 29, 2024		December 31, 2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$62,954	23%	$68,536	22%	$(5,582)	(8)%
Advertising and recruitment	2,099	1	2,111	1	(12)	(1)
Occupancy and office operations	3,200	1	3,310	1	(110)	(3)
Travel, meals and entertainment	1,215	—	1,349	—	(134)	(10)
Software	5,445	2	5,339	2	106	2
Liability insurance	1,136	—	1,140	—	(4)	—
Professional fees	2,113	1	1,413	—	700	50
Public company related costs	1,056	—	851	—	205	24
Bad debt	2,066	1	798	—	1,268	159
Share-based compensation	989	—	1,029	—	(40)	(4)
Strategic alternatives review	962	—	—	—	962	100
Cost restructuring plan	230	—	—	—	230	100
Transaction fees	48	—	974	—	(926)	(95)
Workers’ compensation loss retention return	(95)	—	(491)	—	396	(81)
Other	1,915	1	2,291	1	(376)	(16)
Total	$85,333	31%	$88,650	28%	$(3,317)	(4)%

Gain on contingent consideration: As a result of the certain business developments in Fiscal 2024, the Company recognized a $1.5 million gain on contingent consideration related to the 2023 Arroyo Consulting acquisition.

Depreciation and Amortization: Depreciation and amortization charges were flat due to the increase in software amortization that was partially offset by the decrease in client partner lists amortization.

Interest Expense, net: Interest expense, net decreased $1.1 million (17.7%) primarily due to reduced accretion in 2024 on contingent consideration associated with Arroyo Consulting and the lower average balance on the Revolving Facility, which was partially offset by the increase in debt issuance costs.

Income Taxes: Income tax benefit decreased $2.6 million (87.4%) primarily due to a higher taxable loss in 2023 related to the trade name impairment.

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

Selling, General, and Administrative Expenses: SGA expenses increased $5.4 million (6.5%) versus prior year. The overall increase slightly outpaced revenue growth adding 40 bps to total SGA expense as a percent of revenue. Acquisition transaction fees increased $0.7 million over the prior year.

	Fiscal Year Ended
	December 31, 2023		January 1, 2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$68,536	22%	$64,782	22%	$3,754	6%
Advertising and recruitment	2,111	1	1,987	1	124	6
Occupancy and office operations	3,310	1	2,773	1	537	19
Travel, meals and entertainment	1,349	—	1,044	—	305	29
Software	5,339	2	5,751	2	(412)	(7)
Liability insurance	1,140	—	991	—	149	15
Professional fees	1,413	—	1,647	1	(234)	(14)
Public company related costs	851	—	734	—	117	16
Bad debt	798	—	315	—	483	153
Share-based compensation	1,029	—	1,085	—	(56)	(5)
Transaction fees	974	—	271	—	703	259
Workers’ compensation loss retention return	(491)	—	(117)	—	(374)	320
Other	2,291	1	1,948	1	343	18
Total	$88,650	28%	$83,211	28%	$5,439	7%

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

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments, and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

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

A summary of our working capital, operating, investing, and financing activities are shown in the following table:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
	(dollars in thousands)
Working capital from continuing operations(1)	$19,427	$(18,144)	$47,955

Net cash provided by (used in) continuing operations:
Operating activities	$24,379	$20,386	$(3,300)
Investing activities	(1,640)	(9,514)	(8,898)
Financing activities	(22,386)	(10,872)	15,934
Net change in cash and cash equivalents discontinued operations	—	—	(3,848)
Net change in cash and cash equivalents	$353	$—	$(112)
(1)The 2023 working capital amount includes the movement of the balances from long-term to current liabilities related to the amended credit agreement with BMO Harris Bank, N.A. (“BMO”) which would have matured on July 16, 2024.

Operating Activities

Cash provided by operating activities consists of net (loss) income adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, provision for credit losses, impairment losses, contingent consideration adjustment, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable, accrued payroll and expenses, prepaid expenses and other current assets.

During Fiscal 2024, net cash provided by continuing operating activities was $24.4 million, an increase of $4.0 million compared with $20.4 million net cash provided by continuing operating activities for Fiscal 2023. This increase is primarily attributable to increased payments on accounts receivable, decreased payments on accrued payroll and expenses, and within prepaid expenses and other current assets there were payments made in 2024 related to the 2023 Arroyo Consulting acquisition which were partially offset by payments received in 2023 related to sale of the Light Industrial segment.

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

Investing Activities

Cash used in investing activities consists primarily of cash paid for businesses acquired net of cash required, cash received for businesses sold, and capital expenditures.

In Fiscal 2024, we made capital expenditures of $1.6 million mainly related to continued IT improvements.

In Fiscal 2023, we paid $6.8 million in connection with the Arroyo Consulting acquisition, funded a working capital payment of $0.1 million in connection with the Horn Solutions acquisition, and made capital expenditures of $2.6 million mainly related to continued IT improvements and for software and computer equipment purchased in the ordinary course of business.

In Fiscal 2022, we received $30.7 million in connection with the sale of InStaff, we paid $33.9 million in connection with the Horn Solutions acquisition, and we made capital expenditures of $5.7 million mainly related to the the IT improvement project and for software and computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement, payment of dividends, payment of issuance costs, and contingent consideration paid.

For Fiscal 2024, we reduced our Revolving Facility by $18.5 million, we made a payment of $4.3 million of contingent consideration related to the Arroyo Consulting Acquisition using the funds borrowed on our Term Loan, we paid down $1.7 million on the Term Loan, we disbursed $1.6 million in cash dividends on our common stock, and we paid $1.3 million in debt issuance costs.

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

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement (the “Credit Agreement”), which would have matured on July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. We entered into four amendments from August 18, 2022 through May 19, 2023, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), exercised the option to borrow $40 million, required 2.5% of the original principal balance of the new term loan, permitted a foreign entity acquisition, modified the distributions terms, and increased a revolving credit facility (the "Revolving Facility") by $6.0 million.

On March 13, 2024, the Credit Agreement was amended and restated through our entry into an Amended and Restated Credit Agreement, which would have matured on March 13, 2028, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “Restated Agreement”). The Restated Agreement provided for a Revolving Facility which permitted us to borrow funds in an aggregate amount up to $40 million. The Restated Agreement also provided for a term loan commitment, which permitted us to borrow funds from time to time (the “Term Loan”). In July 2024, we exercised the option to borrow on a delayed draw term loan of $4.3 million related to payments on the Arroyo Consulting Acquisition's working capital “true up”, hold backs, and year one contingent consideration.

On November 6, 2024, we entered into the First Amendment to Amended and Restated Credit Agreement, maturing December 31, 2026, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “First Credit Amendment”). The availability on the Revolving Facility, which permits us to borrow funds from time to time, was reduced in an aggregate amount up to $20 million. We are required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The First Credit Amendment provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the First Credit Amendment). Our obligations are secured by a first priority security interest in substantially all our tangible and intangible property. The First Credit Amendment provides for amended financial covenants with a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum EBITDA (as such terms are defined in the First Credit Amendment). We will pay an unused commitment fee on the daily average unused amount of Revolving Facility.

We were not in compliance with the foregoing financial covenants as of the fiscal quarter ended December 29, 2024. We were also not in compliance with certain affirmative covenants, and we anticipated that we would not be in compliance with the foregoing financial covenants as of the fiscal quarter ended March 31, 2025. On March 13, 2025, we entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the foregoing covenants as of December 29, 2024 and March 31, 2025, and certain amendments were made to the Amended and Restated Credit Agreement including, but not limited to, a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8 million. The amendments described in the Second Amendment are effective as of March 13, 2025, subject to the satisfaction or waiver of certain conditions described therein relating to, among other things, debt financing and refinancing and our previously announced strategic alternatives review.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 29, 2024.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$42,945	$3,825	$39,120	$—	$—
Contingent consideration	2,750	2,750	—	—	—
Convertible note	4,368	4,368	—	—	—
Operating lease obligations	6,165	1,880	2,849	1,317	119
Contractual cash obligations	$56,228	$12,823	$41,969	$1,317	$119

Off-Balance Sheet Arrangements

Letter of Credit

In March 2020, in conjunction with the 2020 EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of December 29, 2024, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is considered usage against our Revolving Facility.

Critical Accounting Policies and Estimates

We have identified the policies listed below as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Revenue Recognition

We derive our revenues from continuing operations in our Property Management and Professional segments. We provide workforce solutions, placement services, and managed services. Revenues are recognized when promised workforce solutions are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We recognize revenue through the following types of services: workforce solutions, contingent placements, and managed services.

Intangible Assets

We hold intangible assets with finite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized. We develop and implement software modifications to our IT infrastructure with direct internal payroll costs and external costs capitalized. Minor upgrades and enhancements to software systems are are expensed in the period incurred as software maintenance and training costs.

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
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

 We are exposed to certain market risks from transactions we enter into in the normal course of business. Our primary market risk exposure relates to interest rate risk and inflation risks. Through the current period, we have been able to moderate the negative impacts of an inflationary market by adjusting our pricing model.

Interest Rates

Our Revolving Facility and Term Loan are priced at variable interest rates. Accordingly, future interest rate increases could potentially put us at risk for an adverse impact on future earnings and cash flows.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BGSF, Inc., and its subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of their operations and cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2025 expressed an unqualified opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2013.

Plano, Texas
March 14, 2025

BGSF, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 29, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$353	$—
Accounts receivable (net of allowance for credit losses of $1,133 and $554, respectively)	40,194	56,776
Prepaid expenses	2,485	2,963
Other current assets	2,315	7,172
Total current assets	45,347	66,911

Property and equipment, net	1,137	1,217
Other assets
Deposits	2,092	2,699
Software as a service, net	4,438	5,026
Deferred income taxes, net	8,456	7,271
Right-of-use asset - operating leases	4,973	5,435
Intangible assets, net	24,517	30,370
Goodwill	59,151	59,588
Total other assets	103,627	110,389
Total assets	$150,111	$178,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$80	$95
Accrued payroll and expenses	13,001	14,902
Line of credit (net of debt issuance costs of $128)	—	24,746
Long-term debt, current portion (net of debt issuance costs of $24 and $0, respectively)	3,801	34,000
Accrued interest	223	438
Income taxes payable	212	282
Contingent consideration, current portion	2,662	4,208
Convertible note	4,368	4,368
Lease liabilities, current portion	1,573	2,016
Total current liabilities	25,920	85,055

Line of credit (net of debt issuance costs of $770)	5,625	—
Long-term debt, less current portion (net of debt issuance costs of $198)	32,527	—
Contingent consideration, less current portion	—	4,112
Lease liabilities, less current portion	3,770	3,814
Total liabilities	67,842	92,981

Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 11,038,623 and 10,887,509 shares issued and outstanding, respectively, net of treasury stock, at cost, of 3,930 shares	53	52
Additional paid in capital	70,260	68,551
Retained earnings	11,956	16,933
Total stockholders’ equity	82,269	85,536
Total liabilities and stockholders’ equity	$150,111	$178,517

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share and dividend amounts)

Years ended December 29, 2024, December 31, 2023, and January 1, 2023

	2024	2023	2022
Revenues, net	$272,499	$313,167	$298,422
Cost of services	179,636	201,383	194,874
Gross profit	92,863	111,784	103,548
Selling, general, and administrative expenses	85,333	88,650	83,211
Gain on contingent consideration	(1,452)	—	—
Impairment losses	—	22,545	—
Depreciation and amortization	7,769	7,774	4,054
Operating income (loss)	1,213	(7,185)	16,283
Interest expense, net	(4,921)	(5,976)	(1,363)
(Loss) income before income taxes from continuing operations	(3,708)	(13,161)	14,920
Income tax benefit (expense) from continuing operations	370	2,938	(3,659)
(Loss) income from continuing operations	(3,338)	(10,223)	11,261
Income from discontinued operations:
Income	—	—	1,235
Gain on sale	—	—	17,675
Income tax expense	—	—	(4,810)
Net (loss) income	$(3,338)	$(10,223)	$25,361

Change in unrealized losses on cash flow hedges	—	—	(58)
Other comprehensive loss	—	—	(58)
Net comprehensive (loss) income	$(3,338)	$(10,223)	$25,303

Net (loss) income per share - basic:
Net (loss) income from continuing operations	$(0.31)	$(0.95)	$1.08
Net income from discontinued operations:
Income	—	—	0.12
Gain on sale	—	—	1.69
Income tax expense	—	—	(0.46)
Net (loss) income per share - basic	$(0.31)	$(0.95)	$2.43

Net (loss) income per share - diluted:
Net (loss) income from continuing operations	$(0.31)	$(0.95)	$1.07
Net income from discontinued operations:
Income	—	—	0.12
Gain on sale	—	—	1.69
Income tax expense	—	—	(0.46)
Net (loss) income per share - diluted	$(0.31)	$(0.95)	$2.42

Weighted average shares outstanding:
Basic	10,896	10,766	10,427
Diluted	10,896	10,766	10,473

Cash dividends declared per common share	$0.15	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

Years ended December 29, 2024, December 31, 2023, and January 1, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 26, 2021	—	10,425	$104	$(38)	$61,876	$14,592	$58	$76,592
Share-based compensation from continuing operations	—	—	—	—	1,085	—	—	1,085
Share-based compensation from discontinued operations	—	—	—	—	7	—	—	7
Transaction fees related to sale of discontinued operations	—	—	—	—	35	—	—	35
Issuance of shares	—	254	3	—	3,338	—	—	3,341
Issuance of restricted shares	—	32	1	—	(1)	—	—	—
Issuance of ESPP shares	—	60	—	—	653	—	—	653
Exercise of common stock options	—	1	—	—	10	—	—	10
Cash dividends declared	—	—	—	—	—	(6,290)	—	(6,290)
Net income	—	—	—	—	—	25,361	—	25,361
Other comprehensive loss	—	—	—	—	—	—	(58)	(58)
Stockholders’ equity, January 01, 2023	—	10,772	108	(38)	67,003	33,663	—	100,736
Share-based compensation	—	—	—	—	1,029	—	—	1,029
Issuance of restricted shares, net of 2,085 shares of treasury stock	—	57	1	(19)	(23)	—	—	(41)
Issuance of ESPP shares	—	54	—	—	512	—	—	512
Exercise of common stock options	—	5	—	—	30	—	—	30
Cash dividends declared	—	—	—	—	—	(6,507)	—	(6,507)
Net loss	—	—	—	—	—	(10,223)	—	(10,223)
Stockholders’ equity, December 31, 2023	—	10,888	$109	$(57)	$68,551	$16,933	$—	$85,536

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

Years ended December 29, 2024, December 31, 2023, and January 1, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
Stockholders’ equity, December 31, 2023	—	10,888	$109	$(57)	$68,551	$16,933	$—	$85,536
Share-based compensation	—	—	—	—	989	—	—	989
Issuance of restricted shares	—	51	1	—	(1)	—	—	—
Issuance of ESPP shares	—	61	—	—	459	—	—	459
Exercise of common stock options	—	39	—	—	262	—	—	262
Cash dividends declared	—	—	—	—	—	(1,639)	—	(1,639)
Net loss	—	—	—	—	—	(3,338)	—	(3,338)
Stockholders’ equity, December 29, 2024	—	11,039	$110	$(57)	$70,260	$11,956	$—	$82,269

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years ended December 29, 2024, December 31, 2023, and January 1, 2023

	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(3,338)	$(10,223)	$25,361
(Income) from discontinued operations	—	—	(1,235)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	345	446	597
Amortization	7,424	7,328	3,457
Gain on sale of discontinued operations	—	—	(17,675)
Impairment losses	—	22,545	—
Loss on disposal of property and equipment	14	17	6
Gain on contingent consideration	(1,452)	—	—
Amortization of debt issuance costs	425	199	172
Interest expense on contingent consideration payable	44	740	128
Provision for credit losses	2,066	798	315
Share-based compensation	989	1,029	1,085
Deferred income taxes, net of acquired deferred tax liability	(1,185)	(5,075)	2,353
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,516	12,163	(14,793)
Prepaid expenses and other current assets	5,164	(2,159)	(866)
Deposits	705	(83)	1,503
Software as a service	716	720	660
Accounts payable	(14)	(492)	(228)
Accrued payroll and expenses	(1,902)	(7,426)	1,633
Accrued interest	(215)	165	171
Income taxes receivable and payable	103	729	(1,202)
Other current liabilities	—	(1,000)	(4,551)
Operating leases	(26)	(35)	(127)
Other long-term liabilities	—	—	(64)
Net cash provided by (used in) continuing operating activities	24,379	20,386	(3,300)
Net cash used in discontinued operating activities	—	—	(3,822)
Net cash provided by (used in) operating activities	24,379	20,386	(7,122)

Cash flows from investing activities
Businesses acquired, net of cash acquired	—	(6,917)	(33,940)
Businesses sold	—	—	30,722
Capital expenditures	(1,640)	(2,597)	(5,680)
Net cash used in continuing investing activities	(1,640)	(9,514)	(8,898)
Net cash used in discontinued investing activities	—	—	(26)
Net cash used in investing activities	(1,640)	(9,514)	(8,924)

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Years ended December 29, 2024, December 31, 2023, and January 1, 2023

	2024	2023	2022
Cash flows from financing activities
Net (payments) borrowing line of credit	(18,479)	2,312	9,781
Proceeds from issuance of long-term debt	4,250	—	40,000
Principal payments on long-term debt	(1,700)	(6,000)	(26,863)
Payments of dividends	(1,639)	(6,507)	(6,290)
Issuance of ESPP shares	459	512	653
Issuance of shares under the 2013 Long-Term Incentive Plan	262	(10)	(1)
Contingent consideration paid	(4,250)	(1,110)	(1,110)
Payments of debt issuance costs	(1,289)	(69)	(236)
Net cash (used in) provided by continuing financing activities	(22,386)	(10,872)	15,934
Net change in cash and cash equivalents	353	—	(112)
Cash and cash equivalents, beginning of year	—	—	112
Cash and cash equivalents, end of year	$353	$—	$—

Supplemental cash flow information:
Cash paid for interest, net	$4,475	$4,668	$641
Cash paid for taxes, net of refunds	$685	$1,378	$7,562

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

On March 21, 2022, the Company completed the sale of substantially all its Light Industrial segment (“InStaff”) assets to Jobandtalent (“J&T”), through the wholly-owned subsidiary, Sentech Engineering Services, Inc. See “Note 4 - Discontinued Operations”.

In December 2022, the Company acquired substantially all of the assets and assumed certain liabilities of Horn Solutions. See “Note 3 – Acquisitions.”

On April 24, 2023, the Company acquired substantially all of the assets and assumed certain liabilities of Arroyo Consulting, LLC (“Arroyo Consulting”). See “Note 3 - Acquisitions.”

The Company operates primarily within the United States of America (“U.S.”) through the Property Management and Professional segments.

The Property Management segment provides office and maintenance talent in 40 states and D.C., to property management companies responsible for the apartment communities’ and commercial buildings’ day-to-day operations.

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

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 29, 2024, and 52 weeks ended December 31, 2023, and the 53 weeks ended January 1, 2023, referred as Fiscal 2024, 2023, and 2022, respectively.

Reclassifications

Certain reclassifications have been made to the 2023 and 2022 financial statements to conform with the 2024 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the consolidated financial statements include allowances for credit losses, goodwill, intangible assets, lease liabilities, contingent consideration obligations related to acquisitions, and income taxes. Additionally, the valuation of share-based compensation expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets, convertible debt, contingent consideration, and interest rate swap agreements. The carrying values of cash, accounts receivables, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Harris Bank, N.A. (“BMO”) that provides for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk. In Fiscal 2022, Management determined the fair value on the interest rate swap based on quoted prices from BMO.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of December 29, 2024 and December 31, 2023 or revenue from continuing operations in Fiscal 2024, 2023, and 2022. Geographic revenue from continuing operations in excess of 10% of the Company’s consolidated revenue in Fiscal 2024 and the related percentage for Fiscal 2023 and 2022 was generated in the following areas at:

	December 29, 2024	December 31, 2023	January 1, 2023
Tennessee	17%	13%	10%
Texas	23%	25%	23%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, historical credit losses, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. During Fiscal 2024, the Company identified an additional risk pool related to the Property Management segment, which increased the estimate of expected credit losses. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded as income when received.

Changes in the allowance for credit losses from continuing operations are as follows (in thousands):

	December 29, 2024	December 31, 2023
Beginning balance	$554	$558
Provision for credit losses	2,066	798
Amounts written off	(1,533)	(842)
Recoveries	46	40
Ending balance	$1,133	$554

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

Deposits

The Company maintains guaranteed costs policies for workers’ compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million and $2.4 million, which are included in Deposits in the accompanying consolidated balance sheets, as of December 29, 2024 and December 31, 2023, respectively.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as a Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets.

The Company reviews its long-lived assets, primarily Property and equipment and Software as a service, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairment triggering events identified with respect to long-lived assets during Fiscal 2024, 2023, or 2022.

Leases

The Company leases all their office space through operating leases, which expire at various dates through 2030. Many of the lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. Certain of the Company’s lease arrangements contain renewal provisions from 1 to 10 years, exercisable at the Company’s option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Contracts with lease and non-lease components are accounted for on a combined basis.

The Company determines if an arrangement is an operating lease at inception. Leases and subleases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases and subleases are recorded on the balance sheet as right-of-use assets and lease liabilities for the lease term.

Right-of-use lease assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined using the incremental borrowing rate based on the information available at lease commencement date, unless the implicit rate in the lease is readily determinable. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, general, and administrative expenses.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company develops and implements software to enhance the performance and capabilities of the IT infrastructure. Direct internal payroll costs and external costs for the development of software are capitalized from the time internal-use software is considered probable until the software is deployed. All other preliminary and planning stage costs are expensed as incurred. Minor upgrades and enhancements to software systems are are expensed in the period incurred as software maintenance and training costs.

The Company evaluates the recoverability of Intangible assets whenever events or changes in circumstances indicate that an Intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all Intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. In Fiscal 2023, management decided to eliminate the use of various trade names and go to market under the BGSF brand. Management’s rebranding created an impairment charge of $22.5 million. There were no impairment indicators identified during Fiscal 2024 or 2022.

Goodwill

Goodwill represents the difference between the total consideration paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined there was no impairment indicators for goodwill assets during Fiscal 2024, 2023, or 2022.

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

Debt Issuance Costs

Debt issuance costs are amortized into interest expense using the effective interest method over the term of the respective loans. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

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

Managed services revenues - include workforce solution revenues, fixed fee revenues, and input method revenues for one partner contract. Workforce solution services performed represent the transfer of control to the client partner over a given period of time. Fixed fee revenues are recognized in equal amounts at fixed intervals as promised services are delivered. Input method revenues accounts for less than 8% of total revenue and are recognized based on the Company's efforts or inputs to the satisfaction of a performance obligation, relative to the total expected inputs required for completion. The Company believes this method best reflects its progress in transferring the performance obligation to the customer

The Company estimates the effect of placement candidates who do not remain with its client partners through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to client partners are generally calculated as a percentage of the new worker’s annual compensation. No fees for placement workforce solutions are charged to employment candidates. These assumptions determine the timing of revenue recognition for the reported period.

Refer to Note 19 for disaggregated revenues by functional specialization and segment.

Payment terms in the Company’s contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 29, 2024 or December 31, 2023. There were no revenues recognized during Fiscal 2024 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during Fiscal 2024, 2023, and 2022. The opening balance of accounts receivable at January 1, 2023, was $66.3 million.

Advertising

The Company recognizes advertising expense in selling, general, and administrative expenses as the services are incurred. Total advertising expense from continuing operations for Fiscal 2024, 2023, and 2022 was $2.1 million, $2.1 million, and $2.0 million, respectively.

Share-Based Compensation

The Company recognizes compensation expense in selling, general, and administrative expenses over the service period for common stock options or restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	December 29, 2024	December 31, 2023	January 1, 2023
Weighted-average number of common shares outstanding:	10,896	10,766	10,427
Effect of dilutive securities:
Stock options and restricted stock	—	—	46
Weighted-average number of diluted common shares outstanding	10,896	10,766	10,473

Stock options and restricted stock	902	812	360
Convertible note	255	255	255
Antidilutive shares	1,157	1,067	615

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. The Company recognizes any penalties when necessary as part of selling, general, and administrative expenses. As a matter of operation, the Company first calculated the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740. As of December 29, 2024 and December 31, 2023, goodwill of $46.6 million and $45.9 million, respectively, which is limited annually and is expected to be deductible for tax purposes.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of December 29, 2024, the Company has a $2.6 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.3 million. Additionally, there was an increase of $1.2 million to the deferred tax assets as of December 29, 2024.

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. The Company believes that it is more likely than not that all deferred tax assets will be realized and thus, believes that a valuation allowance is not required as of December 29, 2024 or December 31, 2023.

The Company follows the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. The new standard provides guidance to improve reportable segment disclosure with enhanced reporting of significant segment expenses. The new guidance is effective after December 15, 2023, and interim periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted this ASU in Fiscal 2024, which did not have a material impact on the consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The new standard requires annual disclosure of the specific categories in the rate reconciliation, and additional information for reconciling items that meet a quantitative threshold. Additional information may be required on reconciling items. The new guidance is effective for fiscal years beginning after December 15, 2024, early adoption is permitted. The Company's management believes that this pronouncement will not have material effect on the Company's consolidated financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations The new guidance is effective for fiscal years beginning after December 15, 2026, early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

Shortly after closing, Horn Solutions was fully integrated into the Company's organizational structure and does not operate as a discrete entity. Consequently, the amount of revenue and earnings of Horn Solutions included in the consolidated statement of operations and comprehensive (loss) income since the acquisition date is impracticable to provide.

The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition as follows (in thousands):

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$50	5 years
Client partner list	13,434	10 years
Total	$13,484

The Company incurred costs of $0.4 million in Fiscal 2023 and Fiscal 2022 related to the Horn Solutions acquisition. These costs were expensed as incurred in selling, general, and administrative expenses.

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

The 2022 consolidated statements of operations and comprehensive (loss) income do not include any operating results of Arroyo Consulting. The Fiscal 2023 consolidated statement of operations and comprehensive (loss) income included thirty-six weeks for approximately $14.8 million of revenue and $4.0 million of operating income, which included $0.7 million in amortization expense on acquisition intangibles.

The final purchase price has been allocated to the assets acquired and liabilities as follows (in thousands):

	Preliminary	Adjustments	Final
Accounts receivable	$3,452	$24	$3,476
Prepaid expenses and other assets	—	72	72
Property and equipment, net	—	145	145
Right-of-use asset - operating leases	141	—	141
Intangible assets	11,468	293	11,761
Goodwill (no deductible tax basis)	3,836	(437)	3,399
Current liabilities assumed	(2,471)	(150)	(2,621)
Lease liability - operating leases	(140)	55	(85)
Total net assets acquired	$16,286	$2	$16,288

Cash			$6,800
Hold back, working capital*			350
Hold back, indemnities*			850
Working capital adjustment*			679
Fair value of contingent consideration			7,609
Total fair value of consideration transferred for acquired business			$16,288
*Included in Other current liabilities

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$356	5 years
Client partner list	11,235	10 years
Computer software	170	5 years
Total	$11,761

The Company incurred costs of $0.6 million in Fiscal 2024 and 2023 related to the Arroyo Consulting acquisition. These costs were expensed as incurred in selling, general, and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net loss from continuing operations of the Horn Solutions and Arroyo Consulting acquisition had taken place on the first day of the Company’s Fiscal 2023 (in thousands, except income per share):

	December 31, 2023	January 1, 2023
Revenues	$320	$346
Gross profit	$114	$123
Net loss from continuing operations	$(10)	$13
Net loss per share from continuing operations:
Basic	$(0.88)	$1.29
Diluted	$(0.88)	$1.29

Pro forma net loss includes amortization of primarily client partner lists, interest expense on additional borrowings on the new term loan and the revolving facility (the “Revolving Facility”)(see “Note 12 - Debt”) at a rate of 7.1%. The tax benefit of the pro forma adjustments at an effective tax rate of 22.3% for Fiscal 2023 and 24.5% for Fiscal 2022. The pro forma operating results include adjustments to Arroyo Consulting related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company. There were no material nonrecurring adjustments.

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Arroyo Consulting acquisition taken place on the first day of Fiscal 2022 or of the results that may be achieved by the combined enterprise in the future.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The InStaff financial results for periods prior to the sale have been reflected in the consolidated statements of operations and comprehensive (loss) income and the consolidated statements of cash flows as discontinued operations. The financial results of InStaff are as follows at (in thousands):

January 1, 2023
Revenue	$16,465
Cost of services	14,144
Gross profit	2,321
Selling expenses	1,062
Depreciation	24
Income from discontinued operations before gain on sale and income taxes	$1,235

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consist of the following at (in thousands):

	December 29, 2024	December 31, 2023
CARES Act receivable	$1,661	$2,188
Income tax receivable	513	685
Due from Arroyo	—	3,843
Other	141	456
	$2,315	$7,172

CARES Act Receivable

The Employee Retention Credit (“ERC”) was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act allows relief to businesses affected by the coronavirus pandemic, by providing payment to employers for qualified wages and health insurance benefits for team members. The CARES Act applies to taxes incurred from March 27, 2020, through the second quarter of 2021. In Fiscal 2024, the Company received $0.8 million and filed additional amendments for $0.3 million.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at (in thousands):

	December 29, 2024	December 31, 2023
Leasehold improvements	$513	$665
Furniture and fixtures	1,093	1,152
Computer systems	2,428	3,476
	4,034	5,293
Accumulated depreciation	(2,897)	(4,076)
Property and equipment, net	$1,137	$1,217

Total depreciation expense from continuing operations in Fiscal 2024, 2023, and 2022 was $0.3 million, $0.4 million, and $0.6 million, respectively. In Fiscal 2024, the Company completed software assets and reclassified $0.2 million to Intangible assets related to new features on the IT infrastructure.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

The Company’s future continuing operating lease obligations that have not yet commenced are immaterial. Short-term leases and subleases were immaterial. The supplemental balance sheet and cash flow information related to the Company's operating leases were as follows at (dollars in thousands):

	December 29, 2024	December 31, 2023	January 1, 2023
Weighted average remaining lease term of operation leases	3.7 years	3.5 years	3.3 years
Weighted average discount rate for continuing operating leases	7.5%	6.5%	5.2%
Cash paid for continuing operating leases	$2,269	$2,185	$2,115
Continuing operating lease expense	$2,274	$2,155	$1,887
Right-of -use assets obtained in exchange for new operating lease liabilities	$1,581	$2,837	$2,248

The undiscounted annual future minimum lease payments of continuing operations consist of the following at (in thousands):

December 29, 2024
2025	$1,880
2026	1,599
2027	1,250
2028	870
2029	447
Thereafter	119
Total lease payment	6,165
Interest	(822)
Present value of lease liabilities	$5,343

NOTE 8 - INTANGIBLE ASSETS

Finite and indefinite lived intangible assets consist of the following at (in thousands):

	December 29, 2024
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$69,403	$49,925	$19,478
Covenants not to compete	2,747	2,459	288
Computer software	9,103	4,352	4,751
Total	$81,253	$56,736	$24,517

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Gross Value	Accumulated Amortization	Net Carrying Value
Finite lives:
Client partner lists	$69,114	$44,150	$24,964
Covenants not to compete	2,743	2,153	590
Computer software	7,825	3,009	4,816
Total	$79,682	$49,312	$30,370

Estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending:
2025	$5,935
2026	4,006
2027	3,256
2028	2,574
2029	2,275
Thereafter	6,471
Total	$24,517

Total amortization expense from continuing operations for Fiscal 2024, 2023, and 2022 was $7.4 million, $7.3 million and $3.5 million, respectively. In Fiscal 2024, the Company added software assets of $1.1 million and reclassified $0.2 million from property and equipment related to the new features on the IT infrastructure.

NOTE 9 - GOODWILL

The changes in the carrying amount of goodwill as of and during the years ended were as follows at (in thousands):

	Property Management	Professional	Total
January 1, 2023	$1,074	$54,119	$55,193
Additions from acquisitions	—	4,395	4,395
December 31, 2023	1,074	58,514	59,588
Acquisition adjustment	—	(437)	(437)
December 29, 2024	$1,074	$58,077	$59,151

NOTE 10 - ACCRUED PAYROLL AND EXPENSES AND CONTINGENT CONSIDERATION

Accrued payroll and expenses consist of the following at (in thousands):

	December 29, 2024	December 31, 2023
Field talent payroll	$4,506	$5,014
Field talent payroll related	1,034	1,039
Accrued bonuses and commissions	1,891	2,931
Other	5,570	5,918
Accrued payroll and expenses	$13,001	$14,902

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future estimated contingent consideration payment at (in thousands):

	December 29, 2024
	Estimated Cash Payment	Discount	Net
Due in:
Less than one year	$2,750	$(88)	$2,662
Contingent consideration	$2,750	$(88)	$2,662

During Fiscal 2024, a performance adjustment was made to the estimated fair value of the contingent consideration payment, resulting in a gain of $1.5 million included in earnings.

NOTE 11 - INCOME TAXES

At December 29, 2024, federal income tax receivable of $0.5 million is included in Other current assets and state income tax payable of $0.2 million is included in Income taxes payable in the consolidated balance sheets. At December 31, 2023, federal income tax receivable of $0.7 million is included in Other current assets and state income tax payable of $0.3 million is included in Income taxes payable in the consolidated balance sheets.

The Company’s income tax expense for the fiscal years are comprised of the following at (in thousands):

	December 29, 2024	December 31, 2023	January 1, 2023
Current Federal income tax benefit (expense)	$523	$(1,312)	$(589)
Current state income tax	(1,338)	(825)	(717)
Deferred tax benefit (expense)	1,185	5,075	(2,353)
Income tax benefit (expense) from continuing operations	370	2,938	(3,659)
Income tax expense from discontinued operations	—	—	(4,810)
Income tax benefit (expense)	$370	$2,938	$(8,469)

Significant components of the Company’s deferred income taxes are as follows at (in thousands):

	December 29, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$239	$120
Goodwill and intangible assets	6,343	5,242
Accrued payroll and expenses	1,935	681
Contingent consideration	664	2,087
Share-based compensation	513	602
Net operating loss carry forward	1,425	662
Deferred tax liabilities:
Prepaid expenses and other current assets	(610)	(735)
Property and equipment	(2,053)	(1,388)
Deferred income taxes, net	$8,456	$7,271

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows at (in thousands):

	December 29, 2024		December 31, 2023		January 1, 2023
Tax benefit (expense) at federal statutory rate	$784	(21)%	$2,764	(21)%	$(3,133)	(21)%
State income tax (expense) benefit, net of federal benefit	(366)	10%	194	(2)%	(795)	(6)%
Equity, permanent differences and other	(48)	1%	(319)	2%	(178)	(1)%
Work Opportunity Tax Credit, net	—	—%	299	(2)%	447	3%
Income tax benefit (expense) from continuing operations	370	(10)%	2,938	(23)%	(3,659)	(25)%
Income tax expense from discontinued operations	—	—%	—	—%	(4,810)	(25)%
Income tax benefit (expense)	$370	(10)%	$2,938	(23)%	$(8,469)	(25)%

NOTE 12 - DEBT

On July 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”), which would have matured on July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Company entered into four amendments from August 18, 2022 through May 19, 2023, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), exercised the option to borrow $40 million, required 2.5% of the original principal balance of the new term loan, permitted a foreign entity acquisition, modified the distributions terms, and increased a revolving credit facility (the "Revolving Facility") by $6.0 million.

On March 13, 2024, the Credit Agreement was amended and restated through the Company’s entry into an Amended and Restated Credit Agreement, which would have matured on March 13, 2028, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “Restated Agreement”). The Restated Agreement provided for a Revolving Facility which permitted the Company to borrow funds in an aggregate amount up to $40 million. The Restated Agreement also provided for a term loan commitment, which permitted the Company to borrow funds from time to time (the “Term Loan”). In July 2024, the Company exercised the option to borrow on a delayed draw term loan of $4.3 million related to payments on the Arroyo Consulting Acquisition's working capital “true up”, hold backs, and year one contingent consideration.

On November 6, 2024, the Company entered into the First Amendment to Amended and Restated Credit Agreement, maturing December 31, 2026, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “First Credit Amendment”). The availability on the Revolving Facility, which permits the Company to borrow funds from time to time, was reduced in an aggregate amount up to $20 million. The Company is required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The First Credit Amendment provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the First Credit Amendment). The Company’s obligations are secured by a first priority security interest in substantially all tangible and intangible property of the Company’s and its subsidiaries. The First Credit Amendment provides for amended financial covenants with a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) (as such terms are defined in the First Credit Amendment). The Company will pay an unused commitment fee on the daily average unused amount of Revolving Facility.

The Company was not in compliance with the foregoing financial covenants as of the fiscal quarter ended December 29, 2024. the Company was also not in compliance with certain affirmative covenants, and the Company anticipated that they would not be in compliance with the foregoing financial covenants as of the fiscal quarter ended March 31, 2025. On March 12, 2025, the Comapny entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the foregoing covenants as of December 29, 2024 and March 31, 2025, and certain amendments were made to the Amended and Restated Credit Agreement including, but not limited to, a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8.0 million. The amendments described in the Second Amendment are effective as of March 13, 2025, subject to the satisfaction or waiver of certain conditions described therein relating to, among other things, debt financing and refinancing and our previously announced strategic alternatives review.

Letter of Credit

In conjunction with the EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expires December 31, 2024, for purposes of protecting a lessor against default on lease payments. As of December 29, 2024, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which is

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under, any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of December 29, 2024 or December 31, 2023.

Line of Credit

At December 29, 2024 and December 31, 2023, $6.4 million and $24.9 million, respectively, was outstanding on the revolving facilities. Average daily balance for Fiscal 2024, 2023, and 2022 was $12.4 million, $23.1 million, and $18.4 million, respectively.
Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	December 29, 2024		December 31, 2023
Base Rate	$2,395	10.25%	$4,874	9.75%
SOFR	4,000	8.23%	3,000	7.69%
SOFR	—	—%	2,000	7.71%
SOFR	—	—%	15,000	7.77%
Total	$6,395		$24,874

Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	December 29, 2024		December 31, 2023
SOFR	$36,550	8.23%	$34,000	7.79%
Long-term debt	$36,550		$34,000

Maturities on the Revolving Facility with BMO and long-term debt as of , are as follows at (in thousands):

Fiscal:	December 29, 2024
2025	$3,825
2026	39,120
42,945
Less debt issuance costs	(992)
Total, net	$41,953

Convertible Note

At December 29, 2024 and December 31, 2023, the Company had a two-year convertible unsecured promissory note (“Convertible Note”) of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the Horn Solutions acquisition on December 12, 2022. The promissory note is convertible into shares of the Company's common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share, prior to the maturity date of December 12, 2024. The promissory note is subordinate to the Company’s senior debt. On January 30, 2025, the Convertible Note was amended to increase the interest rate to 7% and extend the maturity date to December 12, 2025.

NOTE 13 - FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value and establishes a market-based framework or hierarchy for measuring fair value. The standard is applicable whenever assets and liabilities are measured at fair value. The fair value hierarchy established prioritizes the inputs used in valuation techniques into three levels as follows:

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no transfers between the respective Levels during Fiscal 2024. The following table summarizes the financial liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Financial Statement Classification	Fair Value Hierarchy	Fair Value
Convertible note
December 31, 2023 and December 29, 2024	Level 2	$4,368

Contingent consideration, net - current and long-term
December 31, 2023	Level 3	$8,320
Interest expense		44
Gain on contingent consideration		(1,452)
Contingent consideration paid		(4,250)
December 29, 2024	Level 3	$2,662

Key inputs in determining the fair value of the convertible note as of December 29, 2024 and December 31, 2023 included the current stock price, the conversion price, and the maturity date. Key inputs in determining the fair value of the contingent consideration as of December 29, 2024 and December 31, 2023 included discount rates of approximately 7% as well as management’s estimates of future sales volumes and EBITDA.

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

BGSF, Inc. and Subsidiaries
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

Restricted Stock

The Company issued net restricted common stock of 50,790 and 56,889 shares to team members and non-team member (non-employee) directors in Fiscal 2024 and Fiscal 2023, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

In connection with the vesting portions of the restricted stock, the Company repurchased -0-, 2,085, and -0- shares of company stock, or treasury stock, to satisfy the withholding obligation in connection with the vesting of a portion of the restricted stock for Fiscal 2024, 2023, and 2022, respectively. Treasury stock is accounted for under the cost method whereby the entire cost of the acquired stock is recorded.

NOTE 16 - SHARE-BASED COMPENSATION

Stock Options

In December 2013, the board of directors adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan. As of December 29, 2024, a total of 1,125,490 shares remain available for issuance under the 2013 Plan.

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

For Fiscal 2024, 2023, and 2022, the Company recognized $0.4 million, $0.4 million and $0.7 million of compensation expense from continuing operations related to stock awards, respectively. Unamortized share-based compensation expense from

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continuing operations as of December 29, 2024 amounted to $0.6 million, which is expected to be recognized over the next 2.1 years.

The following assumptions were used to estimate the fair value of stock options for the years ended:

	December 29, 2024		December 31, 2023		January 1, 2023
Weighted-average fair value of awards	$5.95		$3.00		$5.17
Weighted-average risk-free interest rate	4.0%		4.2%		2.7%
Weighted-average dividend yield	$0.45		$0.60		$0.54
Weighted-average volatility factor	52.2%		52.8%		54.6%
Weighted-average expected life	10.0	yrs	10.0	yrs	10.0	yrs

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Awards outstanding at December 26, 2021	695,329	$16.91	6.7	$665
Granted	164,000	$12.87
Exercised	(1,000)	$9.75
Forfeited / Canceled	(36,650)	$17.65
Awards outstanding at January 1, 2023	821,679	$16.08	6.4	$1,907
Granted	126,470	$10.02
Exercised	(4,800)	$6.25
Forfeited / Canceled	(21,039)	$17.38
Awards outstanding at December 31, 2023	922,310	$15.30	6.0	$104
Granted	40,000	$8.80
Exercised	(38,798)	$6.74
Forfeited / Canceled	(21,900)	$14.31
Awards outstanding at December 29, 2024	901,612	$15.41	5.3	$—

Awards exercisable at December 31, 2023	663,740	$16.84	5.0	$103
Awards exercisable at December 29, 2024	717,076	$16.59	4.6	$—

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 31, 2023	258,570	$7.84
Non-vested outstanding at December 29, 2024	184,536	$7.94

During Fiscal 2024, 2023, and 2022, there were no cashless stock option exercises.

Restricted Stock

For Fiscal 2024, 2023, and 2022, the Company recognized $0.6 million, $0.6 million, and $0.4 million, respectively, of compensation expense related to restricted stock. Unamortized share-based compensation expense as of December 29, 2024 amounted to $0.5 million, which is expected to be recognized over the next 1.9 years.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted outstanding at December 26, 2021	60,844	$11.91
Issued	32,344	$13.14
Vested	(31,168)	$11.79
Restricted outstanding at January 1, 2023	62,020	$12.21
Issued	57,974	$11.22
Vested	(43,303)	$11.71
Forfeited / Canceled	(967)	$12.62
Restricted outstanding at December 31, 2023	75,724	$11.73
Issued	50,790	$8.86
Vested	(51,694)	$11.38
Restricted outstanding at December 29, 2024	74,820	$10.02

Nonvested outstanding at December 31, 2023	75,724	$11.73
Nonvested outstanding at December 29, 2024	74,820	$10.02

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount holders would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company’s shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250 thousand shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. For Fiscal 2024, 2023,and 2022, the Company issued 61 thousand, 54 thousand, 60 thousand shares of common stock under the 2020 ESPP, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

There were no related party transactions in Fiscal 2024, 2023, or 2022.

NOTE 18 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent’s compensation. The Company contributed $1.9 million, $2.0 million, and $1.5 million from continuing operations to the 401(k) Plan for Fiscal 2024, 2023, and 2022, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - BUSINESS SEGMENTS

The Company has continuing operations through the Property Management and Professional segments (see “Note 1 - Nature of Operations”). The Home Office provides centralized support services through executive, marketing, human resources, IT, accounting, treasury, and billing operations. The chief operating decision-maker (the “CODM”), the President and Chief Executive Officer, establishes the strategic direction of the Company, priorities, and long-term financial objectives. The CODM is ultimately responsible for evaluating segment performance and making decisions regarding resource allocation. The CODM considers variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.

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

	December 29, 2024
	Property Mgmt	Professional	Home Office	Total
Contract field talent	$102,618	$162,759	$—	$265,377
Contingent placements	1,784	5,338	—	7,122
Revenue	104,402	168,097	—	272,499
Compensation and related	65,870	113,305	—	179,175
Other	163	298	—	461
Gross profit	38,369	54,494	—	92,863
Compensation	18,936	34,854	9,394	63,184
Advertising, occupancy, and travel	1,837	4,059	617	6,513
Software, insurance, and professional fees	1,275	1,754	5,665	8,694
Other	2,645	1,765	2,532	6,942
Gain on contingent consideration	—	(1,452)	—	(1,452)
Depreciation and amortization	112	6,434	1,223	7,769
Operating income (loss)	13,564	7,080	(19,431)	1,213
Interest expense, net	—	—	(4,921)	(4,921)
Income tax benefit from continuing operations	—	—	370	370
Income (loss) from continuing operations	$13,564	$7,080	$(23,982)	$(3,338)

Capital expenditures	$57	$423	$1,160	$1,640
Total assets	$19,782	$106,766	$23,563	$150,111

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Property Mgmt	Professional	Home Office	Total
Contract field talent	$121,827	$182,120	$—	$303,947
Contingent placements	3,250	5,970	—	9,220
Revenue	125,077	188,090	—	313,167
Compensation and related	75,132	125,737	—	200,869
Other	160	354	—	514
Gross profit	49,785	61,999	—	111,784
Compensation	21,737	36,583	10,215	68,535
Advertising, occupancy, and travel	2,087	3,959	724	6,770
Software, insurance, and professional fees	1,278	1,697	4,916	7,891
Other	1,395	1,006	3,053	5,454
Impairment loss	—	22,545	—	22,545
Depreciation and amortization	133	6,461	1,180	7,774
Operating income (loss)	23,155	(10,252)	(20,088)	(7,185)
Interest expense, net	—	—	(5,976)	(5,976)
Income tax benefit from continuing operations	—	—	2,938	2,938
Income (loss) from continuing operations	$23,155	$(10,252)	$(23,126)	$(10,223)

Capital expenditures	$70	$444	$2,083	$2,597
Total assets	$29,884	$122,751	$25,882	$178,517

	January 1, 2023
	Property Mgmt	Professional	Home Office	Total
Contract field talent	$117,086	$172,769	$—	$289,855
Contingent placements	4,007	4,560	—	8,567
Revenue	121,093	177,329	—	298,422
Compensation and related	73,358	121,474	—	194,832
Other	40	2	—	42
Gross profit	47,695	55,853	—	103,548
Compensation	23,312	32,607	8,862	64,781
Advertising, occupancy, and travel	2,222	2,836	747	5,805
Software, insurance, and professional fees	1,153	1,461	5,776	8,390
Other	1,026	652	2,557	4,235
Depreciation and amortization	179	2,693	1,182	4,054
Operating income (loss)	19,803	15,604	(19,124)	16,283
Interest expense, net	—	—	(1,363)	(1,363)
Income tax expense from continuing operations	—	—	(3,659)	(3,659)
Income (loss) from continuing operations	$19,803	$15,604	$(24,146)	$11,261

Capital expenditures	$135	$90	$5,455	$5,680

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	December 29, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$68,765	$68,137	$71,186	$64,411	$272,499
Gross profit	$23,438	$23,630	$24,329	$21,466	$92,863
Net loss	$(792)	$(761)	$(804)	$(981)	$(3,338)

Net loss per share:
Basic	$(0.07)	$(0.07)	$(0.07)	$(0.10)	$(0.31)
Diluted	$(0.07)	$(0.07)	$(0.07)	$(0.10)	$(0.31)

Weighted-average shares outstanding:
Basic	10,831	10,880	10,919	10,943	10,896
Diluted	10,831	10,880	10,919	10,943	10,896

	December 31, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$75,316	$80,800	$83,484	$73,567	$313,167
Gross Profit	$26,784	$29,574	$29,979	$25,447	$111,784
Net (loss) income	$(16,466)	$2,604	$2,640	$999	$(10,223)

Net (loss) income per share:
Basic	$(1.54)	$0.24	$0.24	$0.11	$(0.95)
Diluted	$(1.54)	$0.24	$0.24	$0.11	$(0.95)

Weighted-average shares outstanding:
Basic	10,712	10,759	10,791	10,812	10,766
Diluted	10,712	10,770	10,803	10,823	10,766

NOTE 21 - SUBSEQUENT EVENTS

Convertible Note

On January 30, 2025, the Company amended the Convertible Note of $4.4 million due to the seller of the Horn Solutions acquisition which increased the interest rate to 7% and extended the maturity date to December 12, 2025 (see “Note 12 - Debt”).

Debt

The Company was not in compliance with the foregoing financial covenants as of the fiscal quarter ended December 29, 2024. the Company was also not in compliance with certain affirmative covenants, and the Company anticipated that they would not be in compliance with the foregoing financial covenants as of the fiscal quarter ended March 31, 2025. On March 13, 2025, the Comapny entered into a Waiver and Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the foregoing covenants as of December 29, 2024 and March 31, 2025, and certain amendments were made to the Amended and Restated Credit Agreement including, but not limited to, a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8.0million. The amendments described in the Second Amendment are effective as of March 13, 2025, subject to the satisfaction or waiver of certain conditions described therein relating to, among other things, debt financing and refinancing and our previously announced strategic alternatives review.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 29, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 29, 2024, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BGSF, Inc.’s and its subsidiaries (the “Company”) internal control over financial reporting as of December 29, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of December 29, 2024 and December 31, 2023, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the ”consolidated financial statements”), and our report dated March 14, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Whitley Penn LLP

Plano, Texas
March 14, 2025

Item 9B.  Other Information.

Trading Plans

During the three months ended December 29, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our Board consists of seven directors. Our Board has determined that the following directors are “independent” as defined under the rules of the NYSE: C. David Allen, Jr., Richard L. Baum, Donna Carroll, Jr., Douglas E. Hailey, Cynthia Marshall, and Paul A. Seid. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board can be filled by resolution of our Board. Our Board is divided into three classes, each serving staggered, three-year terms:
•Our Class I directors are Beth Garvey and Donna Carroll. The terms of each director will expire at the 2027 annual meeting of stockholders;
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

Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key team member (i.e., employee) compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, president and executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan and our 2020 Employee Stock Purchase Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2024.

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
Directors

C. David Allen, Jr.

Independent Director
Age: 61
Director Since: 2014
Committees Served: Audit Committee, Compensation Committee

Since March 2024, Mr. Allen has served as Chief Financial Officer of Fortis Healthcare Solutions, One Equity Partners portfolio company, a provider of healthcare solutions to commercial and government customers across the United States. Starting in 2022, Mr. Allen has served as Chief Financial Officer of Life Sciences Logistics, a Blackstone portfolio company. From 2016 to 2022, Mr. Allen has served as Chief Financial Officer of Smart Start, LLC, a provider of automotive technology products. Prior to Smart Start, from 2015 to 2016, Mr. Allen has served as Chief Financial Officer of Graebel Vanlines Holdings, LLC, a provider of commercial and residential logistics, moving and storage services. Prior to Graebel, from 2009 to 2015, Mr. Allen served as an officer of Snelling Services, LLC, a workforce solutions provider. From 2010 to 2015, Mr. Allen served as President and Chief Executive Officer. From 2009 to 2010 he served as Chief Financial Officer. Prior to Snelling, Mr. Allen served for three years as Chief Operating Officer and six years as Chief Financial Officer for Telvista Inc., a business process outsourcer providing customer relationship management solutions. He earned a Master of Business Administration degree from the Tuck School at Dartmouth College in 1993 and received a Bachelor of Business Administration from Stephen F. Austin State University with honors in 1986. Our Board benefits from Mr. Allen’s extensive experience in the workforce solutions industry as well as his financial expertise.

Richard L. Baum, Jr.

Independent Director
Age: 64
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
Age: 60
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

Beth Garvey

Chair, President and Chief Executive Officer
Age: 59
Director Since: 2020
Beth Garvey was elected Chairman of the Board in 2022 after she assumed the role of President and Chief Executive Officer of the Company in October 2018, having previously served as Chief Operating Officer since August 2016. She joined the Company through the acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC (“InStaff”) in 2013, where she began her career in 1998 as Director of Human Resources and later became CEO. Ms. Garvey has been consistently recognized by the Staffing Industry Analysts on the North America Staffing 100 list for seven consecutive years and has been included in the Global Power 150 – Women in Staffing list for the past six years. Additionally, D CEO has lauded her as one of the top Dallas 500 Business Leaders on eight occasions, while the Dallas Business Journal honored her with the ‘Women in Business’ award for her significant industry and community impact. In 2020, Ms. Garvey was name a finalist in the EY Entrepreneur of the Year® Southwest Region Award. Currently, she serves on the Board of Directors of the Dallas Regional Chamber, Junior Achievement of Dallas, and Business Council for the Arts. She is also an active member of International Women’s Forum and National Association of Corporate Directors in North Texas and is the former Chair of the Executive Women’s Roundtable.

Douglas E. Hailey

Independent Director
Age: 63
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
Age: 65
Director Since: 2020
Committees Served: Compensation Committee, Nominating and Corporate Governance Committee

Ms. Marshall is Founder, President and CEO of the consulting firm Marshalling Resources. The Marshalling Resources consulting firm specializes in leadership development, culture transformation, and overall optimization of people resources. Ms. Marshall retired as CEO of the Dallas Mavericks in December 2024, following an almost seven year tenure. She is currently a consultant for the Dallas Mavericks and Dow (formerly The Dow Chemical Company), where she helped the company develop and implement a strategy for institutionalizing an inclusive and winning culture. Prior to starting her own company in 2017, Ms. Marshall retired from a 36-year career at AT&T, where she had several executive positions, her last one being SVP - Human Resources and Chief Diversity Officer. In this role, she was responsible for identifying and developing leaders, aligning employees with the company's vision and priorities, overseeing major business unit HR support, performance development, employee engagement, and skills transformation initiatives. She led the team that created a world class culture, earning AT&T several awards, and spearheaded the work that for the first-time placed AT&T on Fortune's 100 Best Companies to Work For list in 2017 (one of only two Fortune 50 companies). Before her SVP-Human Resources and Chief Diversity Officer roles, Ms. Marshall served as President - AT&T North Carolina where she became the first African-American chair of the North Carolina State Chamber of Commerce. Marshall graduated from the University of California at Berkeley with degrees in Business Administration and Human Resources Management and holds four honorary Doctorate degrees. Ms. Marshall has chaired a variety of non-profit boards and is currently on the boards of Dallas CASA (former chair), Dallas Regional Chamber (immediate past chair), The Naismith Memorial Basketball Hall of Fame, the Executive Leadership Council, and the University of California at Berkeley Board of Visitors. Ms. Marshall is also on the Board of Directors of Chime, Jeld-Wen, and Yahoo Inc. Our Board benefits from Ms. Marshall's extensive leadership and business experience and her expertise with respect to human capital management and culture.

Paul A. Seid

Independent Director
Age: 76
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

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position

Beth Garvey	59	Chair, President and Chief Executive Officer
John Barnett	58	Chief Financial Officer and Secretary

Beth Garvey was elected Chairman of the Board in 2022 after she assumed the role of President and Chief Executive Officer of the Company in October 2018, having previously served as Chief Operating Officer since August 2016. She joined the Company through the acquisition of substantially all of the assets of InStaff Holding Corporation and InStaff Personnel, LLC (“InStaff”) in 2013, where she began her career in 1998 as Director of Human Resources and later became CEO. Ms. Garvey has been consistently recognized by the Staffing Industry Analysts on the North America Staffing 100 list for seven consecutive years and has been included in the Global Power 150 – Women in Staffing list for the past six years. Additionally, D CEO has lauded her as one of the top Dallas 500 Business Leaders on eight occasions, while the Dallas Business Journal honored her with the ‘Women in Business’ award for her significant industry and community impact. In 2020, Ms. Garvey was name a finalist in the EY Entrepreneur of the Year® Southwest Region Award. Currently, she serves on the Board of Directors of the Dallas Regional Chamber, Junior Achievement of Dallas, and Business Council for the Arts. She is also an active member of International Women’s Forum and National Association of Corporate Directors in North Texas and is the former Chair of the Executive Women’s Roundtable.

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

Insider Trading Policy

 Our Insider Trading Policy applies to all our directors, officers, and employees, with certain portions thereof applying to all directors and to all officers at the level of vice president and above.

Hedging Policy

Our Insider Trading Policy provides that a “covered person” (i.e., our directors and our officers at the vice president level or above), including such covered person’s spouse, other persons living in such covered person’s household and minor children and entities over which such covered person exercises control, is prohibited from engaging in the following transactions in our securities unless advance approval is obtained from our compliance officer: (1) short-term trading (i.e., covered persons who purchase our securities may not sell any of our securities of the same class for at least six months after the purchase); (2) short sales (i.e., covered persons may not sell our securities short); (3) options trading (i.e., covered persons may not buy or sell puts or calls or other derivative securities on our securities); (4) trading on margin or pledging (i.e., covered persons may not hold our securities in a margin account or pledge our securities as collateral for a loan; and (5) hedging (i.e., covered persons may not enter into hedging or monetization transactions or similar arrangements with respect to our securities).

Delinquent Section 16(a) Reports

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to Fiscal 2024 were timely made.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for Fiscal 2024 are:

•Beth Garvey, our Chair, President and Chief Executive Officer; and

•John R. Barnett, our Chief Financial Officer and Secretary.

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During Fiscal 2024, we had only two executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

Beth Garvey Chair, President and Chief Executive Officer	2024	$450,500	$25,427	$46,746	$96,106	$—	$—	$13,800	(1)	$632,579
	2023	$450,500	$45,543	$70,067	$109,317	$—	$—	$17,188	(1)	$692,615

John Barnett Chief Financial Officer and Secretary	2024	$368,750	$—	$21,781	$15,759	$—	$—	$13,327	(1)	$419,617
	2023	$282,692	$—	$17,114	$12,382	$—	$—	$2,692	(1)	$314,880
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

Ms. Garvey was not granted stock options or restricted stock in Fiscal 2024 as further described under “Outstanding Equity Awards” below.

Chief Financial Officer

We executed an employment agreement, effective March 20, 2023, with John R. Barnett pursuant to which Mr. Barnett serves as our Chief Financial Officer and Secretary through December 31, 2025. The agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. Mr. Barnett’s annual compensation is evaluated annually, but the then effective base salary. Effective March 25, 2024, Mr. Barnett’s annual salary was raised to $375,000.

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

Mr. Barnett was not granted stock options or restricted stock in Fiscal 2024 as further described under “Outstanding Equity Awards” below.

2013 Long-Term Incentive Plan

In December 2013, the Board adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan, of which 1,125,490 shares remain available for issuance as of December 29, 2024.

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

A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. As of December 29, 2024, 31,719 shares remain available for issuance.
For more details on our 2020 Plan, see our registration statement on Form S-8 (File No. 333-251193) filed on December 8, 2020, and Note 16 in the Notes to Consolidated Financial Statements.

Outstanding Equity Awards

The following table presents outstanding equity awards as of December 29, 2024.

Name	Option Awards							Stock Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
(a)		(b)	(c)		(d)	(e)	(f)	(g)		(h)

Beth Garvey	09/01/2023	20,000	21,007	(1)	—	$9.66	09/01/2033	—		—
	09/01/2023	—	8,993	(2)	—	$9.66	09/01/2033	—		—
	02/17/2023	—	—		—	$—	—	1,916	(10)	$29,162
	02/17/2023	1,742	1,742	(3)	—	$15.07	2/17/2033	—		—
	02/17/2023	—	871	(4)	—	$15.07	2/17/2033	—		—
	08/03/2022	10,130	13,742	(5)	—	$12.87	08/03/2032	—		—
	08/03/2022	19,870	6,258	(6)	—	$12.87	08/03/2032	—		—
	05/04/2022	—	—		—	$—	—	940	(11)	$9,362
	08/04/2021	4,000	2,000	(7)	—	$11.57	08/04/2031	—		—
	08/04/2021	4,000	—		—	$11.57	08/04/2031	—		—
	08/04/2020	3,600	—		—	$9.72	08/04/2030	—		—
	08/04/2020	2,400	—		—	$9.72	08/04/2030	—		—
	09/24/2018	6,148	—		—	$25.71	09/24/2028	—		—
	09/24/2018	93,852	—		—	$25.71	09/24/2028	—		—
	06/07/2017	2,500	—		—	$16.76	06/07/2027	—		—
	06/07/2017	10,000	—		—	$16.76	06/07/2027	—		—
	08/16/2016	13,185	—		—	$17.46	08/16/2026	—		—
	08/16/2016	36,815	—		—	$17.46	08/16/2026	—		—
	06/09/2015	20,000	—		—	$11.00	06/09/2025	—		—

John Barnett	03/20/2023	—	—		—	$10.25	03/20/2026	6,375	(12)	$65,344
	03/20/2023	—	9,756	(8)	—	$10.25	03/20/2026	—		—
	03/20/2023	—	5,644	(9)	—	$10.25	03/20/2026	—		—
(1)Non-qualified stock options will vest 10,000 on September 1, 2025, 10,000 on September 1, 2026, and 1,007 on September 1, 2027.
(2)Incentive stock options will vest 8,993 on September 1, 2027.
(3)Non-qualified stock options will vest 871 on February 17, 2025, and 871 on February 17, 2026.
(4)Incentive stock options will vest 871 on February 17, 2027.
(5)Incentive stock options will vest 5,972 on August 3, 2025, and 7,770 on August 2026.
(6)Non-qualified stock options will vest 4,028 on August 3, 2025, and 2,230 on August 2, 2026.
(7)Incentive stock options will vest 2,000 on August 4, 2025.
(8)Incentive stock options will vest 9,756 on March 20, 2026.
(9)Non-qualified stock options will vest 5,644 on March 20, 2026.
(10)Shares will vest 1,916 on February 17, 2025.
(11)Shares will vest 940 on May 4, 2025.
(12)Shares will vest 6,375 on March 16, 2026.

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

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

C. David Allen, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
Richard L. Baum, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
Donna Carroll	$45,000	$5,000	$—	$—	$—	$50,000
Douglas E. Hailey	$45,000	$5,000	$—	$—	$—	$50,000
Cynthia Marshall	$45,000	$—	$—	$—	$—	$45,000
Paul A. Seid	$45,000	$—	$—	$—	$—	$45,000

Director Compensation for Fiscal 2024

The table below sets forth the compensation payable to our non-management directors for service during Fiscal 2024.

Name	Fees earned or paid in cash ($)	Stock awards ($) (*)	Option awards ($) (*)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

C. David Allen, Jr.	$50,000	$70,925	$14,417	$—	$—	$—	$135,342
Richard L. Baum, Jr.	$50,000	$70,925	$14,417	$—	$—	$—	$135,342
Donna Carroll	$50,000	$42,473	$9,599	$—	$—	$—	$102,072
Douglas E. Hailey	$50,000	$70,925	$14,417	$—	$—	$—	$135,342
Cynthia Marshall	$45,000	$70,925	$14,417	$—	$—	$—	$130,342
Paul A. Seid	$45,000	$70,925	$14,417	$—	$—	$—	$130,342
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 5, 2025 by:

•each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our named executive officers and directors; and

•all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 11,077,007 shares of common stock outstanding as of February 5, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of February 5, 2025 through the exercise of vested options, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BGSF, Inc., 5850 Granite Parkway, Suite 730, Plano, Texas 75024.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

C. David Allen, Jr.	83,062	(1)	*
John Barnett	12,375	(2)	*
Richard L. Baum, Jr.	126,135	(3)	1.1%
Donna Carroll	19,959	(4)	*
Beth Garvey	304,740	(5)	2.7%
Douglas E. Hailey	205,602	(6)	1.9%
Cynthia Marshall	39,883	(7)	*
Paul A. Seid	129,190	(8)	1.2%
All executive officers and directors as a group (8 total)	920,946		8.3%

*	Less than 1%.
(1)	Includes10,944 shares of common stock issuable upon exercise of stock options and 10,093 shares of unvested restricted common stock.
(2)	Includes 6,375 of unvested restricted common stock
(3)	Includes 10,944 shares of common stock issuable upon exercise of stock options, 53,650 shares of common stock held by a private investment company controlled by Mr. Baum, 5,388 shares of common stock held by a family trust, and 10,093 shares of unvested restricted common stock.
(4)	Includes 2,000 shares of common stock issuable upon exercise of stock options and 8,833 shares of unvested restricted common stock.
(5)	Includes 245,113 shares of common stock issuable upon exercise of stock options and 940 shares of unvested restricted common stock.
(6)	Includes 15,694 shares of common stock issuable upon exercise of stock options and 10,093 shares of unvested restricted common stock.

(7)	Includes 6,944 shares of common stock issuable upon exercise of stock options and 10,093 shares of unvested restricted common stock.
(8)	Includes 15,694 shares of common stock issuable upon exercise of stock options and 10,093 shares of unvested restricted common stock.

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

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in Fiscal 2024, 2023, and 2022 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during Fiscal 2024, 2023, and 2022 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for Fiscal 2024 and 2023 are set forth below.

	2024	2023

Audit Fees (1)	$464,056	$307,317
Audit-Related Fees (2)	85,163	185,185
Total	$549,219	$492,502

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements and Sarbanes-Oxley audit over internal controls and review of our interim consolidated financial statements.

(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, audit services related to our acquisitions, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for the 2024 fiscal year and Whitley Penn LLP has served in this capacity since 2013. Our Board has further directed that we submit the selection of our independent registered public accounting firm for ratification by our shareholders at the 2025 annual meeting.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2025.

BGSF, INC.

By:	/s/ Beth Garvey
Name: Beth Garvey
Title: Chair, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2025.

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
10.6
Amended and Restated Securities Purchase Agreement, dated as of May 28, 2013, among LTN Acquisition, LLC, LTN Staffing, LLC, BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 10, 2013)

10.7
First Amendment to Amended and Restated Securities Purchase Agreement and Other Documents, dated as of November 1, 2013, by and among LTN Acquisition, LLC, LTN Staffing, LLC, BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)

10.8
Second Amendment to Amended and Restated Securities Purchase Agreement and Other Documents, dated as of January 29, 2014, by and among BG Staffing, Inc., BG Staffing, LLC, BG Personnel Services, LP, BG Personnel, LP, and B G Staff Services Inc., and Legg Mason SBIC Mezzanine, L.P., Brookside Pecks Capital Partners, L.P. and Brookside Mezzanine Fund II, L.P. (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)

10.9**
Executive Employment Agreement, entered into February 6, 2019 to be effective as of October 1, 2018, between B G Staff Services, Inc. and Beth Garvey (incorporated by reference from the registrant's Annual Report on Form 10-K filed on March 12, 2019)

10.10**	Form of Restricted Stock Agreement (incorporated by reference from the registrant's Quarterly Report on Form 10-Q filed on October 30, 2018
10.11**	BG Staffing, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from the registrant’s definitive proxy statement on Schedule 14A filed on September 15, 2020)
10.12**
Executive Employment Agreement, dated as of March 3, 2023, between BG Staff Services, Inc. and John Barnett (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 9, 2023)

10.13††
Amended and Restated Credit Agreement, dated as of March 12, 2024, among BGSF, Inc., as Borrower, the Lenders from time to time party thereto, BMO Bank, N.A., as Administrative Agent, L/C Issuer, and Swing Line Lender, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Book Runner

10.14††
First Credit Amendment to the Amended and Restated Credit Agreement, dated as of November 6, 2024, among BGSF, Inc., as Borrower, the Lenders from time to time party thereto, BMO Bank, N.A., as Administrative Agent, L/C Issuer, and Swing Line Lender, and BMO Capital Markets Corp., as Sole Lead Arranger and Sole Book Runner (incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2024)

10.15*
Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of March 12, 2025, by and among BGSF, Inc., the Guarantors and Lenders signatories thereto, and BMO Bank N.A., as Administrative Agent

19.1*	BGSF, Inc. Insider Trading Policy
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	BGSF, Inc. Clawback Policy, incorporated by reference to 97.1 on Form 10-K for the year ended December 31,2023.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101document)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
††	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.