Form 10-Q
period 2025-03-30
BGSF, INC.
filed 2025-05-07
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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

As of May 5, 2025 there were 11,108,693 shares of the registrant’s common stock outstanding.

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
•the impact of our cost restructuring plan;
•our ability to raise equity or debt financing;
•our ability to obtain waivers under or amendments with respect to our outstanding indebtedness; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 30, 2025	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,050	$353
Accounts receivable (net of allowance for credit losses of $1,223 and $1,133, respectively)	42,553	40,194
Prepaid expenses	2,447	2,485
Other current assets	2,492	2,315
Total current assets	49,542	45,347

Property and equipment, net	947	1,137

Other assets
Deposits	2,087	2,092
Software as a service, net	4,269	4,438
Deferred income taxes, net	8,611	8,456
Right-of-use asset - operating leases, net	4,613	4,973
Intangible assets, net	23,040	24,517
Goodwill	59,151	59,151
Total other assets	101,771	103,627
Total assets	$152,260	$150,111
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,605	$80
Accrued payroll and expenses	13,539	13,001
Long-term debt, current portion (net of debt issuance costs of $77 and $24, respectively)	3,748	3,801
Accrued interest	286	223
Income taxes payable	250	212
Contingent consideration, current portion	2,706	2,662
Convertible note	4,368	4,368
Lease liabilities, current portion	1,591	1,573
Total current liabilities	28,093	25,920

Line of credit (net of debt issuance costs of $696 and $770, respectively)	7,304	5,625
Long-term debt, less current portion (net of debt issuance costs of $174 and $198, respectively)	31,595	32,527
Lease liabilities, less current portion	3,448	3,770
Total liabilities	70,440	67,842

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 11,108,693 and 11,038,623 shares issued and outstanding, respectively, net of 3,930 shares of treasury stock, at cost, respectively.	54	53
Additional paid in capital	70,532	70,260
Retained earnings	11,234	11,956
Total stockholders’ equity	81,820	82,269
Total liabilities and stockholders’ equity	$152,260	$150,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and dividend amounts)

For the Thirteen Week Periods Ended March 30, 2025 and March 31, 2024

	Thirteen Weeks Ended
	2025	2024
Revenues	$63,234	$68,765
Cost of services	42,313	45,327
Gross profit	20,921	23,438
Selling, general, and administrative expenses	18,911	21,016
Depreciation and amortization	1,671	2,007
Operating income	339	415
Interest expense, net	(1,146)	(1,235)
Loss before income taxes	(807)	(820)
Income tax benefit	85	28
Net loss	$(722)	$(792)

Net loss per share:
Basic	$(0.07)	$(0.07)
Diluted	$(0.07)	$(0.07)

Weighted-average shares outstanding:
Basic	10,954	10,831
Diluted	10,954	10,831

Cash dividends declared per common share	$—	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirteen Week Period Ended March 30, 2025

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 29, 2024	—	11,039	$110	$(57)	$70,260	$11,956	$82,269
Share-based compensation	—	—	—	—	186	—	186
Issuance of restricted shares	—	53	1	—	(1)	—	—
Issuance of ESPP shares	—	17	—	—	87	—	87
Net loss	—	—	—	—	—	(722)	(722)
Stockholders’ equity, March 30, 2025	—	11,109	$111	$(57)	$70,532	$11,234	$81,820

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

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirteen Week Periods Ended March 30, 2025 and March 31, 2024

	2025	2024
Cash flows from operating activities
Net loss	$(722)	$(792)
Adjustments to reconcile net loss to net cash provided by activities:
Depreciation	98	94
Amortization	1,573	1,913
Software as a service	176	180
Loss on disposal of property and equipment	11	8
Amortization of debt issuance costs	124	49
Interest expense (income) on contingent consideration payable	44	(45)
Provision for credit losses	260	625
Share-based compensation	186	235
Deferred income taxes, net of acquired deferred tax liability	(155)	(127)
Net changes in operating assets and liabilities:
Accounts receivable	(2,620)	3,733
Prepaid expenses	38	462
Other current assets	(192)	513
Deposits	6	593
Accounts payable	1,525	129
Accrued payroll and expenses	537	(24)
Accrued interest	63	(218)
Income taxes receivable and payable	54	52
Operating leases	58	1
Net cash provided by operating activities	1,064	7,381

Cash flows from investing activities
Capital expenditures	(23)	(494)
Net cash used in investing activities	(23)	(494)

Cash flows from financing activities
Net borrowings (payments) under line of credit	1,604	(4,874)
Principal payments on long-term debt	(956)	—
Payments of dividends	—	(1,639)
Issuance of ESPP shares	87	112
Issuance of shares under the 2013 Long-Term Incentive Plan	—	102
Payments of debt issuance costs	(79)	(538)
Net cash provided by (used in) financing activities	656	(6,837)
Net change in cash and cash equivalents	1,697	50
Cash and cash equivalents, beginning of period	353	—
Cash and cash equivalents, end of period	$2,050	$50

Supplemental cash flow information:
Cash paid for interest, net	$868	$1,400
Cash paid for taxes, net of refunds	$14	$40
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

The Property Management segment provides office and maintenance field talent in 38 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Professional segment provides specialized talent and business consultants for IT, managed services, finance, accounting, legal, and human resources. The segment operates across the U.S. in three divisions, IT, Managed Solutions, and Finance & Accounting, with the IT division providing additional nearshore and offshore solutions in Colombia and India.

The Company normally experiences seasonal fluctuations. The quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of client partners’ business in its Property Management business. Demand for the Property Management workforce solutions has typically increased in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, the Company's cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”), pursuant to the applicable rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 29, 2024, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 30, 2025 and December 29, 2024, and include the thirteen week periods ended March 30, 2025 and March 31, 2024, referred to herein as Fiscal 2025 and 2024, respectively.

Reclassifications

Certain reclassifications have been made to the 2024 financial statements to conform with the 2025 presentation.

BGSF, Inc. and Subsidiaries
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

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets, convertible debt, and contingent consideration. The carrying values of accounts receivable, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Bank, N.A. (“BMO”) that provides for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of March 30, 2025 and December 29, 2024 or revenue for the thirteen week periods ended March 30, 2025 and March 31, 2024. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2025 and the related percentage for Fiscal 2024 was generated in the following areas at:

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Tennessee	16%	18%
Texas	23%	23%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, historical credit loss, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. During Fiscal 2024, the Company identified an additional risk pool related to the Property Management segment, which increased the estimate of expected credit losses. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded as income when received.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses are as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Beginning balance	$1,133	$554
Provision for credit losses	260	625
Amounts written off	(174)	(421)
Recoveries	4	3
Ending balance	$1,223	$761

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $2.9 million and $2.9 million at March 30, 2025 and December 29, 2024, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million, which are included in Deposits in the accompanying consolidated balance sheets, as of March 30, 2025 and December 29, 2024.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Software as a service is stated net of accumulated amortization of $2.8 million and $2.6 million at March 30, 2025 and December 29, 2024, respectively.

The Company reviews its long-lived assets, primarily Property and equipment and Software as a service, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairment triggering events identified with respect to long-lived assets during Fiscal 2025 or Fiscal 2024.

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

The Company develops and implements software to enhance the performance and capabilities of the IT infrastructure. Direct internal payroll costs and external costs for the development of software are capitalized from the time internal-use software is considered probable until the software is deployed. All other preliminary and planning stage costs are expensed as incurred. Minor upgrades and enhancements to software systems are expensed in the period incurred as software maintenance and training costs.

The Company evaluates the recoverability of Intangible assets whenever events or changes in circumstances indicate that an Intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all Intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no impairment indicators identified during Fiscal 2025. See “Note 5 - Intangible Assets.”

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. The Company determined there were no impairment indicators for goodwill assets during Fiscal 2025 or Fiscal 2024.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Managed services revenues - include workforce solution revenues, fixed fee revenues, and input method revenues for one partner contract. Workforce solution services performed represent the transfer of control to the client partner over a given period of time. Fixed fee revenues are recognized in equal amounts at fixed intervals as promised services are delivered. Input method revenues accounts for less than 8% of total revenue and are recognized based on the Company's efforts or inputs to the satisfaction of a performance obligation, relative to the total expected inputs required for completion. The Company believes this method best reflects its progress in transferring the performance obligation to the customer.

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

Refer to Note 13 for disaggregated revenues by functional specialization and segment.

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of March 30, 2025. There were no revenues recognized during the thirteen week period ended March 30, 2025 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended March 30, 2025. The opening balance of accounts receivable at December 31, 2023 was $56.8 million.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Weighted-average number of common shares outstanding:	10,954	10,831
Weighted-average number of diluted common shares outstanding	10,954	10,831

Stock options and restricted stock	840	709
Convertible note	255	255
Antidilutive shares	1,095	964

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The consolidated effective tax rate was 10.5% and 3.4% for the thirteen week period ended March 30, 2025, and March 31, 2024, respectively. Although both fiscal periods consisted of a federal benefit at statutory rates, Fiscal 2025 had a lower state expense and a temporary book to tax difference for equity related items.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of March 30, 2025, the Company has a $2.6 million net operating loss carry forward from the 2020 EdgeRock acquisition with no expiration date. These net operating losses are subject to an annual Internal Revenue Code Section 382 limitation of $1.1 million.

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

Recent Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The new standard requires annual disclosure of the specific categories in the rate reconciliation, and additional information for reconciling items that meet a quantitative threshold. Additional information may be required on reconciling items. The guidance was effective December 15, 2024. The Company adopted this ASU in Fiscal 2025, which did not have material impact on the consolidated financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations. The new guidance is effective for fiscal years beginning after December 15, 2026, early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

NOTE 3 - OTHER CURRENT ASSETS

Other current assets as of March 30, 2025 and December 29, 2024 consist of the following (in thousands):

	March 30, 2025	December 29, 2024
CARES Act receivable	$1,661	$1,661
Income tax receivable	496	513
Other	335	141
Total	$2,492	$2,315

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - LEASES

The Company's future operating lease obligations that have not yet commenced are immaterial. Short-term leases and subleases were immaterial. The supplemental balance sheet information related to the Company's operating leases were as follows at (dollars in thousands):

	March 30, 2025	December 29, 2024
Weighted average remaining lease term of operating leases	3.5 years	3.7 years
Weighted average discount rate for operating leases	7.6%	7.5%

The supplemental cash flow information related to the Company's operating leases were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Cash paid for operating leases	$441	$588
Operating lease expense	$499	$589

The undiscounted annual future minimum lease payments consist of the following at (in thousands):

		March 30, 2025
2025	(remaining)	$1,484
2026		1,599
2027		1,250
2028		870
2029		447
Thereafter		119
Total lease payments		5,769
Imputed interest		(730)
Present value of lease liabilities		$5,039

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $58.3 million and $56.7 million at March 30, 2025 and December 29, 2024, respectively. Amortization expense for Fiscal 2025 and Fiscal 2024 are comprised of following (in thousands):

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Client partner lists	$1,187	$1,495
Covenant not to compete	38	82
Acquisition intangibles	1,225	1,577
Computer software - amortization expense	348	336
Total expense	$1,573	$1,913

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses consist of the following at (in thousands):

	March 30, 2025	December 29, 2024
Field talent payroll	$5,668	$4,506
Field talent payroll related	1,038	1,034
Accrued bonuses and commissions	1,851	1,891
Other	4,982	5,570
Accrued payroll and expenses	$13,539	$13,001

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

On November 6, 2024, the Company entered into the First Amendment to Restated Agreement, maturing December 31, 2026, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “First Credit Amendment”). The availability on the Revolving Facility, which permits the Company to borrow funds from time to time, was reduced in an aggregate amount up to $20 million. The Company is required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The First Credit Amendment provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the First Credit Amendment). The Company’s obligations are secured by a first priority security interest in substantially all tangible and intangible property of the Company’s and its subsidiaries. The First Credit Amendment provides for an amended financial covenants with a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) (as such terms are defined in the First Credit Amendment). The Company will pay an unused commitment fee on the daily average unused amount of Revolving Facility.

The Company was not in compliance with the foregoing financial covenants and certain affirmative covenants as of the quarter ended December 29, 2024 and March 30, 2025. On March 13, 2025, the Company entered into a Waiver and Second Amendment to Restated Agreement (the “Second Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the foregoing covenants as of December 29, 2024 and March 30, 2025, and certain amendments were made to the Restated Agreement including, but not limited to, a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8.0 million. The amendments described in the Second Amendment are effective as of March 13, 2025 and the Company incurred nominal fees in debt issuance costs. Additionally, per the terms of the Second Amendment, the Company is subject to the satisfaction or waiver of certain conditions described therein relating to, among other things, debt financing and refinancing and our previously announced strategic alternatives review.

On May 7, 2025, the Company entered into a Waiver and Amendment (the “Waiver and Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the requirement under the Second Amendment that the Company receive at least $2.0 million in cash equity contributions for working capital purposes by April 25, 2025. The Waiver and Amendment amended the foregoing requirement provided that, by May 30, 2025, the Company receive at least $2.0 million of cash equity contributions or proceeds of subordinated debt.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company anticipates not being in compliance with the foregoing financial covenants and certain affirmative covenants as of the fiscal quarters ending June 29, 2025 and September 28, 2025. The failure to comply with such covenants would result in an event of default which, if not cured or waived, would trigger prepayment obligations. There can be no assurances that any lender will waive any defaults. If we refinance our indebtedness, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business, financial condition, or results of operations. The terms of any such refinancing could be less favorable and our business, financial condition, and results of operations could be materially adversely affected by increased costs and interest rates. The Company is actively engaging in the previously announced strategic alternatives review process and actively evaluating equity and debt financing opportunities that may be available.

Letter of Credit

In conjunction with the EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expired, for purposes of protecting a lessor against default on lease payments. As of December 29, 2024, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which was considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of December 29, 2024.

Line of Credit

At March 30, 2025 and December 29, 2024, $8.0 million and $6.4 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended March 30, 2025 and March 31, 2024 was $7.4 million and $21.0 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	March 30, 2025		December 29, 2024
Base Rate	$—	—%	$2,395	10.25%
SOFR	4,000	10.17%	4,000	8.23%
SOFR	4,000	10.19%	—	—%
Total	$8,000		$6,395

Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	March 30, 2025		December 29, 2024
SOFR	$35,594	10.19%	$36,550	8.23%
Long-term debt	$35,594		$36,550
Convertible Note

At December 29, 2024, the Company had a two-year convertible unsecured promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the 2022 Horn Solutions acquisition. The promissory note is convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share, prior to the maturity date of December 12, 2024. On January 30, 2025, the Company amended the promissory note which increased the interest rate to 7% and extended the maturity date to December 12, 2025. The promissory note is subordinate to the Company’s senior debt.

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

There were no transfers between the respective Levels during Fiscal 2025. The following table summarizes the financial liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Financial Statement Classification	Fair Value Hierarchy	March 30, 2025	December 29, 2024
Convertible note
March 30, 2025 and December 29, 2024	Level 2	$4,368	$4,368

Contingent consideration, net - current and long-term
December 29, 2024	Level 3	$2,662
Interest expense		44
March 30, 2025	Level 3	$2,706

Key inputs in determining the fair value of the convertible note as of March 30, 2025 and December 29, 2024 included current stock price, the conversion price, and the maturity date. Key inputs in determining the fair value of the contingent consideration as of March 30, 2025 and December 29, 2024 included discount rates of approximately 7% as well as management's estimates of future sales volumes and EBITDA.

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

Restricted Stock

The Company issued net restricted common stock of 53,364 and 10,986 shares to team members and non-team member (non-employee) directors in Fiscal 2025 and Fiscal 2024, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended March 30, 2025 and March 31, 2024, the Company recognized $0.1 million of compensation expense related to stock options. Unamortized share-based compensation expense as of March 30, 2025 amounted to $0.6 million which is expected to be recognized over the next 2.1 years. As of March 30, 2025, a total of 1.1 million shares remain available for issuance under 2013 Plan.

 A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 29, 2024	901,612	$15.41	5.3	$—
Granted	31,686	3.55
Forfeited / Canceled	(93,000)	12.76
Options outstanding at March 30, 2025	840,298	$15.25	5.3	$5

Options exercisable at December 29, 2024	717,076	$16.59	4.6	$—
Options exercisable at March 30, 2025	635,697	$17.07	4.3	$—

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 29, 2024	184,536	$7.94
Nonvested outstanding at March 30, 2025	204,601	$7.23

Restricted Stock

For the thirteen week periods ended March 30, 2025 and March 31, 2024, the Company recognized $0.1 million of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of March 30, 2025 amounted to $0.5 million which is expected to be recognized over the next 2.2 years.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.5 million to the 401(k) Plan for the thirteen week periods ended March 30, 2025 and March 31, 2024.

NOTE 13 - BUSINESS SEGMENTS

The Company has continuing operations through the Property Management and Professional segments. The Home Office provides centralized support services through executive, marketing, human resources, IT, accounting, treasury, and billing operations. The chief operating decision-maker (the “CODM”), the President and Chief Executive Officer, establishes the strategic direction of the Company, priorities, and long-term financial objectives. The CODM is ultimately responsible for evaluating segment performance and making decisions regarding resource allocation. The Property Management segment provides office and maintenance field talent to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. Professional segment provides specialized talent and business consultants for IT, managed services, finance, accounting, legal, and human resources. The CODM considers variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.

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

	Thirteen Weeks Ended
	March 30, 2025
	Property Mgmt	Professional	Home Office	Total
Contract field talent	$20,279	$41,285	$—	$61,564
Contingent placements	604	1,066	—	1,670
Revenue	20,883	42,351	—	63,234
Compensation and related	13,286	28,813	—	42,099
Other	37	177	—	214
Gross profit	7,560	13,361	—	20,921
Compensation	3,926	8,090	2,074	14,090
Advertising, occupancy, and travel	378	984	113	1,475
Software, insurance, and professional fees	373	376	1,273	2,022
Other	387	458	479	1,324
Depreciation and amortization	20	1,342	309	1,671
Operating income (loss)	2,476	2,111	(4,248)	339
Interest expense, net	—	—	(1,146)	(1,146)
Income tax benefit from operations	—	—	85	85
Income (loss)	$2,476	$2,111	$(5,309)	$(722)

Capital expenditures	$—	$23	$—	$23
Total assets	$16,693	$110,761	$24,806	$152,260

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen Weeks Ended
	March 31, 2024
	Property Mgmt	Professional	Home Office	Total
Contract field talent	$24,060	$42,778	$—	$66,838
Contingent placements	487	1,440	—	1,927
Revenue	24,547	44,218	—	68,765
Compensation and related	15,163	30,070	—	45,233
Other	40	54	—	94
Gross profit	9,344	14,094	—	23,438
Compensation	4,551	8,986	2,315	15,852
Advertising, occupancy, and travel	343	999	185	1,527
Software, insurance, and professional fees	295	417	1,219	1,931
Other	719	351	636	1,706
Depreciation and amortization	32	1,669	306	2,007
Operating income (loss)	3,404	1,672	(4,661)	415
Interest expense, net	—	—	(1,235)	(1,235)
Income tax benefit from operations	—	—	28	28
Income (loss)	$3,404	$1,672	$(5,868)	$(792)

Capital expenditures	$13	$63	$418	$494

	December 29, 2024
	Property Mgmt	Professional	Home Office	Total
Total assets	$19,782	$106,766	$23,563	$150,111

NOTE 14 - SUBSEQUENT EVENT

Credit Agreement

On May 7, 2025, we entered into the Waiver and Amendment pursuant to which, among other things, the lenders unanimously waived noncompliance with the requirement under the Second Amendment that the Company receive at least $2.0 million in cash equity contributions for working capital purposes by April 25, 2025. The Waiver and Amendment amended the foregoing requirement provided that, by May 30, 2025, the Company receive at least $2.0 million of cash equity contributions or proceeds of subordinated debt.

The Company anticipates not being in compliance with the foregoing financial covenants and certain affirmative covenants as of the fiscal quarters ending June 29, 2025 and September 28, 2025. The failure to comply with such covenants would result in an event of default which, if not cured or waived, would trigger prepayment obligations. There can be no assurances that any lender will waive any defaults. If we refinance our indebtedness, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business, financial condition, or results of operations. The terms of any such refinancing could be less favorable and our business, financial condition, and results of operations could be materially adversely affected by increased costs and interest rates. The Company is actively engaging in the previously announced strategic alternatives review process and actively evaluating equity and debt financing opportunities that may be available.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. Comparative segment revenues and related financial information are discussed herein and are presented in Note 13 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.

Overview

We provide consulting, managed services, and professional workforce solutions to a variety of industries through our various divisions in information technology (“IT”), Finance & Accounting, Managed Solutions, and Property Management (apartment communities and commercial buildings).

On May 8, 2024, we announced that our Board of Directors has initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”). During December 2024, we announced a cost restructuring plan as part of our strategic review process.

We currently operate primarily within the United States of America in our Property Management and Professional segments.

Our Property Management segment provides office and maintenance field talent in 38 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

Our Professional segment provides specialized talent and business consultants for IT, managed services, finance, accounting, legal, and human resources. The segment operates across the U.S. in three divisions, IT, Managed Solutions, and Finance & Accounting, with the IT division providing additional nearshore and offshore solutions in Colombia and India.

Our business normally experiences seasonal fluctuations, primarily in the Property Management segment. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Property Management workforce solutions typically increase in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

Results of Operations

The following tables summarize key components of our results for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
	(dollars in thousands)
Revenues	$63,234	$68,765
Cost of services	42,313	45,327
Gross profit	20,921	23,438
Selling, general, and administrative expenses	18,911	21,016
Depreciation and amortization	1,671	2,007
Operating income	339	415
Interest expense, net	(1,146)	(1,235)
Loss before income taxes	(807)	(820)
Income tax benefit	85	28
Net loss	$(722)	$(792)

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Revenues	100.0%	100.0%
Cost of services	66.9	65.9
Gross profit	33.1	34.1
Selling, general, and administrative expenses	29.9	30.6
Depreciation and amortization	2.6	2.9
Operating income	0.6	0.5
Interest expense, net	(1.8)	(1.8)
Loss before income taxes	(1.2)	(1.2)
Income tax benefit	0.1	—
Net loss	(1.1)%	(1.2)%

Thirteen Week Fiscal Period Ended March 30, 2025 (“Fiscal 2025”) Compared with Thirteen Week Fiscal Period Ended March 31, 2024 (“Fiscal 2024”)

Revenues:	Thirteen Weeks Ended
	March 30, 2025		March 31, 2024
	(dollars in thousands)
Revenues by segment:
Property Management	$20,883	33.0%	$24,547	35.7%
Professional	42,351	67.0	44,218	64.3
Total	$63,234	100.0%	$68,765	100.0%

Property Management Revenues: Property Management revenues decreased approximately $3.6 million (14.9%). The decrease was primarily due to a reduction in billed hours, which was driven by a combination of lower demand from cost pressures at the property management companies and increased competition in certain markets offset by higher permanent placement business.

Professional Revenues: Professional revenues decreased $1.8 million (4.2%). The decrease was primarily due to a decrease in billed hours in the Finance & Accounting division, due to clients continuing to delay projects or expand project timelines using less field talent in the IT division. The Professional segment decrease was partially offset by growth in Managed Solutions.

Gross Profit:

Gross profit represents revenues from workforce solutions less cost of services expenses, which consist of payroll, payroll taxes, payroll-related insurance, field talent costs, and reimbursable costs.

	Thirteen Weeks Ended
	March 30, 2025		March 31, 2024
	(dollars in thousands)
Gross Profit by segment:
Property Management	$7,560	36.1%	$9,343	39.9%
Professional	13,361	63.9	14,095	60.1
Total	$20,921	100.0%	$23,438	100.0%

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
Gross Profit Percentage by segment:
Property Management	36.2%	38.1%
Professional	31.5%	31.9%
Total	33.1%	34.1%

Total Company gross profit decreased approximately $2.5 million (10.7%) due to reduced customer demand in both segments. As a percentage of revenue, gross profit decreased to 33.1% from 34.1%, primarily due to the margin decline in Property Management.

Property Management Gross Profit: Property Management gross profit decreased approximately $1.7 million (19.1%), The decrease was primarily due to to a reduction in revenue, which was driven by a combination of increased competition in certain markets and lower demand from cost pressures at the property management companies offset by higher permanent placement business, which has no cost of service.

Professional Gross Profit: Professional gross profit decreased approximately $0.7 million (5.2%), primarily due to lower revenues. The Finance & Accounting division and the IT division decreases were partially offset by growth in Managed Solutions.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses decreased $2.1 million (10.0%), primarily due to expense reduction and cost control efforts enacted primarily in December 2024 and to smaller effect, with additional reduction measures taken March of 2025 in response to the decline in revenues. The components of selling, general, and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	March 30, 2025		March 31, 2024
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Compensation and related	$14,092	22%	$15,850	23%	$(1,758)	(11)%
Advertising and recruitment	496	1	392	1	104	27
Occupancy and office operations	729	1	879	1	(150)	(17)
Travel, meals, and entertainment	250	—	258	—	(8)	(3)
Software	1,319	2	1,264	2	55	4
Liability insurance	269	—	280	—	(11)	(4)
Professional fees	434	1	386	1	48	12
Public company related costs	202	—	188	—	14	7
Provision for credit losses	260	—	625	1	(365)	(58)
Share-based compensation	186	—	235	—	(49)	(21)
Transaction fees	—	—	16	—	(16)	(100)
Other	674	1	643	1	31	5
Total	$18,911	30%	$21,016	31%	$(2,105)	(10)%

Depreciation and Amortization: Depreciation and amortization charges decreased $0.3 million (16.7%) primarily due to lower amortization of intangible assets related to the 2022 Horn Solutions acquisition that were fully amortized during 2024.

Interest Expense, net: Interest expense, net decreased $0.1 million (7.2%) primarily due to lower average balance on the Revolving Facility.

Income Tax Benefit: Income tax benefit increased $0.1 million primarily due to lower equity related discrete tax items.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, impairment losses, costs associated with the Strategic alternatives review, transaction fees, software as a service costs, and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes, and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and equipment and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net loss from operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
	(dollars in thousands)
Net loss	$(722)	$(792)
Income tax benefit	(85)	(28)
Interest expense, net	1,146	1,235
Operating income	339	415
Depreciation and amortization	1,671	2,007
Share-based compensation	186	235
Strategic alternatives review	—	67
Software as a service	176	179
Transaction fees	—	15
Adjusted EBITDA	$2,372	$2,918
Adjusted EBITDA Margin (% of revenue)	3.8%	4.2%

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	March 30, 2025	December 29, 2024
	(dollars in thousands)
Working capital	$21,449	$19,427

	Thirteen Weeks Ended
	March 30, 2025	March 31, 2024
	(dollars in thousands)
Net cash provided by (used in) operations:
Operating activities	$1,064	$7,381
Investing activities	(23)	(494)
Financing activities	656	(6,837)
Net change in cash and cash equivalents	$1,697	$50

Operating Activities

Cash provided by operating activities consists of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, provision for credit losses, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accounts payable.

During Fiscal 2025, net cash provided by operating activities was $1.1 million, a decrease of $6.3 million compared with net cash provided by operating activities of $7.4 million for Fiscal 2024. The decrease is primarily due to decreased receipts on accounts receivable and decreased payments on accounts payable.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures.

In Fiscal 2025, capital expenditure were flat. In Fiscal 2024, we made capital expenditures of $0.5 million primarily related to the continued IT improvements.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2025, we borrowed $1.6 million on our Revolving Facility for increased operating needs and we paid down $1.0 million on the Term Loan. For Fiscal 2024, we reduced our Revolving Facility $4.9 million for decreased operating needs and we disbursed $1.6 million in cash dividends on our common stock.

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

On November 6, 2024, we entered into the First Amendment to Restated Agreement, maturing December 31, 2026, led by BMO as administrative agent, letter of credit issuer, and swing line lender (the “First Credit Amendment”). The availability on the Revolving Facility, which permits us to borrow funds from time to time, was reduced in an aggregate amount up to $20 million. We are required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The First Credit Amendment provides for interest either at the Base Rate plus the Applicable Margin, or the Adjusted Term SOFR plus the Applicable Margin (as defined in the First Credit Amendment). Our obligations are secured by a first priority security interest in substantially all our tangible and intangible property. The First Credit Amendment provides for an amended financial covenants with a maximum Leverage Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum EBITDA (as such terms are defined in the First Credit Amendment). We will pay an unused commitment fee on the daily average unused amount of Revolving Facility.

We were not in compliance with the foregoing financial covenants and certain affirmative covenants as of the fiscal quarters ended December 29, 2024 and March 30, 2025. On March 13, 2025, we entered into a Waiver and Second Amendment to Restated Agreement (the “Second Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the foregoing covenants as of December 29, 2024 and March 31, 2025, and certain amendments were made to the Restated Agreement including, but not limited to, a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8 million. The amendments described in the Second Amendment are effective as of March 13, 2025. Additionally, per the terms of the Second Amendment, we are subject to the satisfaction or waiver of certain conditions described therein relating to, among other things, debt financing and refinancing and our previously announced strategic alternatives review.

On May 7, 2025, we entered into a Waiver and Amendment (the “Waiver and Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the requirement under the Second Amendment that we receive at least $2 million in cash equity contributions for working capital purposes by April 25, 2025. The Waiver and Amendment amended the foregoing requirement provided that, by May 30, 2025, we receive at least $2 million of cash equity contributions or proceeds of subordinated debt.

We anticipate not being in compliance with the foregoing financial covenants and certain affirmative covenants as of the fiscal quarters ending June 29, 2025 and September 28, 2025. The failure to comply with such covenants would result in an event of default which, if not cured or waived, would trigger prepayment obligations. There can be no assurances that any lender will waive any defaults. If we refinance our indebtedness, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business, financial condition, or results of operations. The terms of any such refinancing could be less favorable and our business, financial condition, and results of operations could be materially adversely affected by increased costs and interest rates. We are actively engaging in the previously announced strategic alternatives review process and actively evaluating equity and debt financing opportunities that may be available.

Off-Balance Sheet Arrangements

Letter of Credit

In conjunction with the EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expired, for purposes of protecting a lessor against default on lease payments. As of December 29, 2024, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million, all of which was considered usage against our Revolving Facility.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 for a more detailed discussion of our critical accounting policies.

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

Intangible Assets

We hold intangible assets with finite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized. We develop and implement software modifications to our IT infrastructure with direct internal payroll costs and external costs capitalized. Minor upgrades and enhancements to software systems are expensed in the period incurred as software maintenance and training costs.

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

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. We recognize any penalties when necessary as part of selling, general, and administrative expenses. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. When appropriate, we will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. We follow the guidance of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended March 30, 2025, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely. We are continually monitoring and assessing the impact of the ongoing situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (our “2024 Form 10-K”), and filed with the SEC on March 17, 2025, and in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC. Any of the risks discussed in this Quarterly Report on Form 10-Q, and any of the risks disclosed in Item 1A. of Part I of our 2024 Form 10-K or in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. MINE SAFETY DISCLOSURES
 Not applicable.

ITEM 5. OTHER INFORMATION
 Trading Plans

During the fiscal quarter ended March 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.2**
Executive Employment Agreement, dated as of March 12, 2025 (effective as of February 24, 2025), between B G Staff Services, Inc. and Keith Schroeder (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 18, 2025)

10.3
Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of March 12, 2025, by and among BGSF, Inc., the Guarantors and Lenders signatories thereto, and BMO Bank N.A., as Administrative Agent (incorporated by reference to the registrant’s Annual Report on Form 10-K filed on March 17, 2025)

10.4*
Waiver and Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2025, by and among BGSF, Inc., the Guarantors and Lenders signatories thereto, and BMO Bank N.A., as Administrative Agent

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

BGSF, INC.

/s/ Beth Garvey
Name:	Beth Garvey
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Keith Schroeder
Name:	Keith Schroeder
Title:	Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: May 7, 2025