Form 10-Q
period 2025-06-29
BGSF, INC.
filed 2025-08-07
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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

As of August 4, 2025 there were 11,158,828 shares of the registrant’s common stock outstanding.

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
•our ability to obtain waivers under or amendments with respect to our outstanding indebtedness; the closing conditions for the sale of BGSF’s Professional segment not being satisfied;
•the ability of the parties to close the sale of BGSF’s Professional segment on the expected closing timeline or at all;
•the impact the sale of BGSF’s Professional segment or its pendency may have on BGSF’s operations, team members, field talent, client partners, and other constituents;
•the use of proceeds of the sale of BGSF’s Professional segment; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 29, 2025	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,777	$32
Accounts receivable (net of allowance for credit losses of $1,156 and $910, respectively)	13,637	17,148
Prepaid expenses	1,687	1,600
Other current assets	2,029	2,213
Current assets of discontinued operations	27,473	24,354
Total current assets	47,603	45,347
Property and equipment, net	299	608

Other assets
Deposits	1,996	2,003
Software as a service, net	3,651	4,068
Deferred income taxes, net	9,227	7,849
Right-of-use asset - operating leases, net	856	1,083
Intangible assets, net	3,911	4,385
Goodwill	1,074	1,074
Noncurrent assets of discontinued operations	81,075	83,694
Total other assets	101,790	104,156
Total assets	$149,692	$150,111
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,368	$80
Accrued payroll and expenses	7,086	4,868
Long-term debt, current portion (net of debt issuance costs of $18 and $24, respectively)	3,807	3,801
Accrued interest	510	223
Income taxes payable	295	212
Convertible note	4,368	4,368
Lease liabilities, current portion	474	544
Current liabilities of discontinued operations	11,093	11,825
Total current liabilities	29,001	25,921

Line of credit (net of debt issuance costs of $256 and $770, respectively)	7,744	5,625
Long-term debt, less current portion (net of debt issuance costs of $149 and $198, respectively)	30,664	32,527
Lease liabilities, less current portion	506	698
Noncurrent liabilities of discontinued operations	3,491	3,071
Total liabilities	71,406	67,842
Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 11,158,828 and 11,038,623 shares issued and outstanding, respectively, net of 3,930 shares of treasury stock, at cost, respectively.	55	53
Additional paid in capital	70,733	70,260
Retained earnings	7,498	11,956
Total stockholders’ equity	78,286	82,269
Total liabilities and stockholders’ equity	$149,692	$150,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and dividend amounts)

For the Thirteen and Twenty-six Week Periods Ended June 29, 2025 and June 30, 2024

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2025	2024	2025	2024
Revenues	$23,506	$25,726	$44,389	$50,273
Cost of services	15,096	16,130	28,419	31,334
Gross profit	8,410	9,596	15,970	18,939
Selling, general, and administrative expenses	12,576	10,739	21,580	21,001
Depreciation and amortization	259	332	588	671
Operating loss	(4,425)	(1,475)	(6,198)	(2,733)
Interest expense, net	(1,829)	(1,105)	(2,931)	(2,386)
Loss from continuing operations before income taxes	(6,254)	(2,580)	(9,129)	(5,119)
Income tax benefit from continuing operations	1,392	498	2,031	989
Net loss from continuing operations	(4,862)	(2,082)	(7,098)	(4,130)
Income from discontinued operations:
Income from discontinued operations	1,309	1,601	3,377	3,319
Income tax expense	(183)	(280)	(737)	(742)
Net loss	$(3,736)	$(761)	$(4,458)	$(1,553)

Net (loss) income per share - basic:
Net loss from continuing operations	$(0.44)	$(0.19)	$(0.65)	$(0.38)
Net income from discontinued operations:
Income	0.12	0.15	0.31	0.31
Income tax expense	(0.02)	(0.03)	(0.07)	(0.07)
Net loss per share - basic	$(0.34)	$(0.07)	$(0.41)	$(0.14)

Net (loss) income per share-diluted:
Net loss from continuing operations	$(0.44)	$(0.19)	$(0.65)	$(0.38)
Net income from discontinued operations:
Income	0.12	0.15	0.31	0.31
Income tax expense	(0.02)	(0.03)	(0.07)	(0.07)
Net loss per share - diluted	$(0.34)	$(0.07)	$(0.41)	$(0.14)

Weighted-average shares outstanding:
Basic	11,019	10,880	10,986	10,858
Diluted	11,019	10,880	10,986	10,858

Cash dividends declared per common share	$—	$—	$—	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Twenty-six Week Period Ended June 29, 2025

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 29, 2024	—	11,039	$110	$(57)	$70,260	$11,956	$82,269
Share-based compensation from continuing operations	—	—	—	—	168	—	168
Share-based compensation from discontinued operations	—	—	—	—	18	—	18
Issuance of restricted shares	—	53	1	—	(1)	—	—
Issuance of ESPP shares	—	17	—	—	87	—	87
Net loss	—	—	—	—	—	(722)	(722)
Stockholders’ equity, March 30, 2025	—	11,109	$111	$(57)	$70,532	$11,234	$81,820
Share-based compensation from continuing operations	—	—	—	—	137	—	137
Share-based compensation from discontinued operations	—	—	—	—	18	—	18
Issuance of restricted shares	—	35	1	—	(1)	—	—
Issuance of ESPP shares	—	15	—	—	47	—	47
Net loss	—	—	—	—	—	(3,736)	(3,736)
Stockholders’ equity, June 29, 2025	—	11,159	$112	$(57)	$70,733	$7,498	$78,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Twenty-six Week Period Ended June 30, 2024

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2023	—	10,888	$109	$(57)	$68,551	$16,933	$85,536
Share-based compensation from continuing operations	—	—	—	—	219	—	219
Share-based compensation from discontinued operations	—	—	—	—	16	—	16
Issuance of restricted shares	—	11	—	—	(1)	—	(1)
Exercise of common stock options	—	16	—	—	102	—	102
Issuance of ESPP shares	—	14	—	—	112	—	112
Cash dividend declared	—	—	—	—	—	(1,639)	(1,639)
Net loss	—	—	—	—	—	(792)	(792)
Stockholders’ equity, March 31, 2024	—	10,929	$109	$(57)	$68,999	$14,502	$83,553
Share-based compensation from continuing operations	—	—	—	—	220	—	220
Share-based compensation from discontinued operations	—	—	—	—	16	—	16
Issuance of restricted shares	—	12	—	—	—	—	—
Issuance of ESPP shares	—	15	1	—	132	—	133
Net loss	—	—	—	—	—	(761)	(761)
Stockholders’ equity, June 30, 2024	—	10,956	$110	$(57)	$69,367	$13,741	$83,161

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Twenty-six Week Periods Ended June 29, 2025 and June 30, 2024

	2025	2024
Cash flows from operating activities
Net loss	$(4,458)	$(1,553)
Net income from discontinued operations	(2,640)	(2,577)
Adjustments to reconcile net loss to net cash provided by activities:
Depreciation	58	83
Amortization	530	588
Software as a service	425	328
Loss on disposal of property and equipment	6	—
Amortization of debt issuance costs	598	89
Provision for credit losses	1,656	1,016
Share-based compensation	305	439
Deferred income taxes, net of acquired deferred tax liability	(1,378)	1,436
Net changes in operating assets and liabilities:
Accounts receivable	1,851	5,948
Prepaid expenses	(87)	616
Other current assets	(393)	820
Deposits	8	593
Accounts payable	1,288	160
Accrued payroll and expenses	3,263	(867)
Accrued interest	287	(218)
Income taxes receivable	(384)	(771)
Other current liabilities	—	2,116
Operating leases	(33)	(33)
Other long-term liabilities	2,060	6,372
Net cash provided by continuing operating activities	2,962	14,585
Net cash provided by discontinued operating activities	253	132
Net cash provided by operating activities	3,215	14,717
Cash flows from investing activities
Capital expenditures	(13)	(863)
Net cash used in continuing investing activities	(13)	(863)
Net cash used in discontinued investing activities	(63)	(132)
Net cash used in investing activities	(76)	(995)
Cash flows from financing activities
Net borrowings (payments) under line of credit	1,604	(10,808)
Principal payments on long-term debt	(1,913)	(850)
Payments of dividends	—	(1,639)
Issuance of ESPP shares	134	244
Issuance of shares under the 2013 Long-Term Incentive Plan	—	102
Payments of debt issuance costs	(29)	(545)
Net cash used in continuing financing activities	(204)	(13,496)
Net change in cash and cash equivalents of continuing operations	2,745	226
Cash and cash equivalents, beginning of period	32	—
Cash and cash equivalents, end of period	$2,777	$226
Supplemental cash flow information:
Cash paid for interest, net	$1,950	$2,417
Cash paid for taxes, net of refunds	$739	$636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. (the “Company”) provides workforce solutions through the Property Management segment that currently operates primarily within the United States of America (“U.S.”). The Property Management segment provides office and maintenance field talent in 39 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

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

On May 8, 2024, the Company announced that our Board of Directors had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”). During December 2024, the Company announced a cost restructuring plan as part of the strategic review process. On June 14, 2025, the Company entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which the Company will sell substantially all of the outstanding equity interest pertaining to the Professional segment (“BGSF Professional”). The BGSF Professional financial results for periods prior to the sale have been reflected as discontinued operations in the Unaudited Consolidated Financial Statements, see “Note 3 - Discontinued Operations.”

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 29, 2025 and December 29, 2024, and include the thirteen and twenty-six week periods ended June 29, 2025 and June 30, 2024, referred to herein as Fiscal 2025 and 2024, respectively.

Reclassifications

Certain reclassifications have been made to the 2024 financial statements to conform with the 2025 presentation.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the consolidated financial statements include allowances for credit losses, goodwill, intangible assets, lease liabilities, and income taxes. Additionally, the valuation of share-based compensation expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and convertible debt. The carrying values of accounts receivable, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Bank, N.A. (“BMO”) that provides for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable from continuing operations as of June 29, 2025 and December 29, 2024 or revenue from continuing operations for the twenty-six week periods ended June 29, 2025 and June 30, 2024. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2025 and the related percentage for Fiscal 2024 was generated in the following areas at:

	Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024
Texas	28%	23%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, historical credit loss, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. The additional risk pool and increased expected credit losses that were identified during 2024 have been resolved. During Fiscal 2025, the Company identified an additional risk pool related to Property Management, which increased the estimate of expected credit losses. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded as income when received.

Changes in the allowance for credit losses from continuing operations are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Beginning balance	$1,000	$285	$910	$161
Provision for credit losses	1,458	485	1,656	1,016
Amounts written off	(1,348)	(286)	(1,460)	(693)
Recoveries	46	—	50	—
Ending balance	$1,156	$484	$1,156	$484

Property and Equipment

Property and equipment from continuing operations are stated net of accumulated depreciation and amortization of $1.3 million at June 29, 2025 and December 29, 2024.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million, which are included in Deposits in the accompanying consolidated balance sheets, as of June 29, 2025 and December 29, 2024.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Software as a service from continuing operations is stated net of accumulated amortization of $2.9 million and $2.5 million at June 29, 2025 and December 29, 2024, respectively.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Leases

The Company leases all their office space through operating leases, which expire at various dates through 2030. Many of the lease agreements obligate the Company to pay real estate taxes, insurance, and certain maintenance costs, which are accounted for separately. Certain of the Company’s lease arrangements contain renewal provisions of 5 years, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Contracts with lease and non-lease components are accounted for on a combined basis.

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

The Company develops and implements software to enhance the performance and capabilities of the information technology infrastructure. Direct internal payroll costs and external costs for the development of software are capitalized from the time internal-use software is considered probable until the software is deployed. All other preliminary and planning stage costs are expensed as incurred. Minor upgrades and enhancements to software systems are expensed in the period incurred as software maintenance and training costs.

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

Revenue Recognition

The Company derives its revenues from continuing operations by providing workforce solution and placement services through the Property Management segment. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues from continuing operations as presented on the consolidated statements of operations represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Refer to Note 14 for disaggregated revenues by functional specialization and segment.

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of June 29, 2025. There were no revenues recognized during the twenty-six week period ended June 29, 2025 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the twenty-six week period ended June 29, 2025. The opening balance of accounts receivable at December 31, 2023 was $29.6 million.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Weighted-average number of common shares outstanding:	11,019	10,880	10,986	10,858
Weighted-average number of diluted common shares outstanding	11,019	10,880	10,986	10,858

Stock options and restricted stock	790	884	790	884
Convertible note	255	255	255	255
Antidilutive shares	1,045	1,139	1,045	1,139

Income Taxes

The effective tax rate from continuing operations was 22.3% and 19.3% for the thirteen and twenty-six week period ended June 29, 2025 and June 30, 2024, respectively. Effective tax rates for all periods consist of federal statutory rate plus state income taxes. The higher effective tax rate for Fiscal 2025 is primarily due to greater state taxes.

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

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. As a matter of operation, the Company first calculates the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with Accounting Standards Codification (“ASC”) Topic 740.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

In November 2024, Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations. The new guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

NOTE 3 - DISCONTINUED OPERATIONS

On June 14, 2025, the Company entered into an Equity Purchase Agreement (“EPA”) with INSPYR Solutions Intermediate, LLC, (“INSPYR”), pursuant to which the Company will sell to INSPYR substantially all of the outstanding equity interest pertaining to BGSF Professional. Under the EPA, INSPYR will pay $99.0 million in cash at the closing of the transaction and assume certain assets, equity interests, liabilities, and obligations of the Company pertaining to BGSF Professional. The EPA further provides for customary purchase price adjustments, including a net working capital adjustment.

The EPA contains customary representations and warranties, covenants (including certain non-competition and non-solicitation covenants restricting the Company with respect to the professional staffing business), closing conditions, and indemnification provisions. The EPA also includes a payment obligation related to the June 10, 2025 letter agreement with Arroyo Consulting, LLC related to the payout of $2.5 million in contingent consideration where by the Company will assume a portion of this obligation to be paid by $1.2 million at closing and $0.6 million in monthly installments. After the closing of the transaction, the Company will provide certain back-office services to INSPYR for a limited period of time.

The BGSF Professional financial results for periods prior to the sale have been reflected in our Unaudited Consolidated Balance Sheet, Unaudited Consolidated Statements of Operations, Unaudited Consolidated Statement of Changes in Stockholders’ Equity and Unaudited Consolidated Statements of Cash Flows as discontinued operations.

The financial results of BGSF Professional are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	$40,268	$42,411	$82,619	$86,630
Cost of services	28,024	28,377	57,015	58,501
Gross profit	12,244	14,034	25,604	28,129
Selling, general, and administrative expenses	10,000	10,828	19,908	21,582
Gain on contingent consideration	(450)	—	(450)	—
Depreciation and amortization	1,336	1,649	2,678	3,317
Income from discontinued operations	1,358	1,557	3,468	3,230
Interest (expense) benefit	(49)	44	(91)	89
Income from discontinued operations before taxes	1,309	1,601	3,377	3,319
Income tax expense	(183)	(280)	(737)	(742)
Income from discontinued operations, net of income taxes	$1,126	$1,321	$2,640	$2,577

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Carrying amount of assets, liabilities, and equity included as part of discontinued operations (in thousands):

	June 29, 2025	December 29, 2024
Carrying amount of assets included as part of discontinued operations:
Cash and cash equivalents	$511	$321
Accounts receivable (net of allowance for credit losses of $378 and $223, respectively)	25,719	23,046
Prepaid expenses	1,105	885
Other current assets	138	102
Total current assets	27,473	24,354
Property and equipment, net	568	529
Deposits	84	88
Software as a service, net	361	370
Deferred income taxes, net	640	607
Right of-use-assets-operating leases, net	3,676	3,891
Intangible assets, net	17,668	20,131
Goodwill	58,078	58,078
Total other assets	81,075	83,694
Total assets classified as discontinued operations	$108,548	$108,048

Carrying amount of liabilities and equity included as part of discontinued operations:
Accrued payroll and expenses	$8,336	$8,133
Contingent consideration, current portion	1,696	2,662
Lease liabilities, current portions	1,061	1,030
Total current liabilities	11,093	11,825
Lease liabilities, less current portion	2,883	3,071
Contingent consideration, less current portion	608	—
Total noncurrent liabilities	3,491	3,071
Other long-term liabilities (intercompany)	29,222	32,195
Total liabilities classified as discontinued operations	43,806	47,091

Retained earnings	64,742	60,957
Total liabilities and equity classified as discontinued operations	$108,548	$108,048

NOTE 4 - OTHER CURRENT ASSETS

Other current assets from continuing operations as of June 29, 2025 and December 29, 2024 consist of the following (in thousands):

	June 29, 2025	December 29, 2024
CARES Act receivable	$616	$1,661
Income tax receivable	981	513
Other	432	39
Total	$2,029	$2,213

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - LEASES

The Company's future operating lease obligations that have not yet commenced are immaterial. Short-term leases and subleases were immaterial. The supplemental balance sheet information related to the Company's operating leases were as follows at (dollars in thousands):

	June 29, 2025	December 29, 2024
Weighted average remaining lease term of operating leases	2.7 years	2.8 years
Weighted average discount rate for operating leases	8.0%	7.8%

The supplemental cash flow information from continuing operations related to the Company's operating leases were as follows (dollars in thousands):

	Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024
Cash paid for operating leases	$303	$364
Operating lease expense	$270	$331

The undiscounted annual future minimum lease payments from continuing operations consist of the following at (in thousands):

		June 29, 2025
2025	(remaining)	$325
2026		484
2027		158
2028		94
2029		95
Thereafter		24
Total lease payments		1,180
Imputed interest		(200)
Present value of lease liabilities		$980

NOTE 6 - INTANGIBLE ASSETS

Intangible assets from continuing operations are stated net of accumulated amortization of $5.6 million and $5.1 million at June 29, 2025 and December 29, 2024, respectively. Amortization expense from continuing operations for Fiscal 2025 and Fiscal 2024 are comprised of following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Computer software - amortization expense	$230	$292	$530	$588
Total expense	$230	$292	$530	$588

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses from continuing operations consist of the following at (in thousands):

	June 29, 2025	December 29, 2024
Payroll	$1,765	$1,339
Payroll related	1,411	991
Bonuses and commissions	484	375
Strategic alternatives review	1,291	—
Other	2,135	2,163
Accrued payroll and expenses	$7,086	$4,868

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

The Company was not in compliance with the foregoing financial covenants and certain affirmative covenants as of the quarter ended December 29, 2024, March 30, 2025, and June 29, 2025. On March 13, 2025, the Company entered into a Waiver and Second Amendment to Restated Agreement (the “Second Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the foregoing covenants as of December 29, 2024 and March 30, 2025, and certain amendments were made to the Restated Agreement including, but not limited to, a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8.0 million. The amendments described in the Second Amendment are effective as of March 13, 2025 and the Company incurred nominal fees in debt issuance costs. Additionally, per the terms of the Second Amendment, the Company is subject to the satisfaction or waiver of certain conditions described therein relating to, among other things, debt financing and refinancing and our previously announced strategic alternatives review.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On May 7, 2025, the Company entered into a Waiver and Amendment (the “Waiver and Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the requirement under the Second Amendment that the Company receive at least $2.0 million in cash equity contributions for working capital purposes by April 25, 2025. The Waiver and Amendment amended the foregoing requirement provided that, by May 30, 2025, the Company receive at least $2.0 million of cash equity contributions or proceeds of subordinated debt. During thirteen week periods ended June 29, 2025, the Company recognized into interest expense approximately $0.4 million related to the Waiver and Amendment on the unamortized debt issuances costs.

On August 4, 2025, the Company entered into a Waiver and Second Amendment pursuant to which, among other things, the lenders unanimously waived noncompliance with the foregoing covenants as of June 29, 2025 and with the requirements under the Second Amendment so long as the Company will finalize and close the sale of both BG Finance and Accounting, Inc. and BGSF Professional, LLC by BGSF, Inc. for a purchase price that will result in the receipt of net cash proceeds sufficient to pay all obligations, indebtedness, and liabilities related to the Credit Agreement no later than September 30, 2025.

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

Letter of Credit

In conjunction with the EdgeRock acquisition, the Company entered into a standby letter of credit arrangement, which expired, for purposes of protecting a lessor against default on lease payments. As of December 29, 2024, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million that ended in 2025, all of which was considered usage against the Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of June 29, 2025.

Line of Credit

At June 29, 2025 and December 29, 2024, $8.0 million and $6.4 million, respectively, was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended June 29, 2025 and June 30, 2024 was $8.0 million and $14.9 million, respectively. Average daily balance for the twenty-six week periods ended June 29, 2025 and June 30, 2024 was $7.7 million and $17.9 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	June 29, 2025		December 29, 2024
Base Rate	$—	—%	$2,395	10.25%
SOFR	4,000	10.21%	4,000	8.23%
SOFR	4,000	10.17%	—	—%
Total	$8,000		$6,395

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	June 29, 2025		December 29, 2024
SOFR	$34,638	10.21%	$36,550	8.23%
Long-term debt	$34,638		$36,550

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

There were no transfers between the respective Levels during Fiscal 2025. The following table summarizes the financial liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Financial Statement Classification	Fair Value Hierarchy	June 29, 2025	December 29, 2024
Convertible note	Level 2	$4,368	$4,368

Key inputs in determining the fair value of the convertible note as of June 29, 2025 and December 29, 2024 included current stock price, the conversion price, and the maturity date. Key inputs in determining the fair value of the contingent consideration which is included in discontinued operations, as of June 29, 2025 and December 29, 2024 included discount rates of approximately 7% as well as management's estimates of future sales volumes and EBITDA.

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

Restricted Stock

The Company issued net restricted common stock of 88,518 and 23,310 shares to team members and non-team member (non-employee) directors in Fiscal 2025 and Fiscal 2024, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 12 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended June 29, 2025 and June 30, 2024, the Company recognized $0.1 million of compensation expense from continuing operations related to stock options. For the twenty-six week periods ended June 29, 2025 and June 30, 2024, the Company recognized $0.1 million and $0.2 million, respectively, of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense from continuing operations as of June 29, 2025 amounted to $0.5 million which is expected to be recognized over the next 1.6 years. As of June 29, 2025, a total of 1.1 million shares remain available for issuance under 2013 Plan.

 A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 29, 2024	901,612	$15.41	5.3	$—
Granted	31,686	3.55
Forfeited / Canceled	(142,800)	12.08
Options outstanding at June 29, 2025	790,498	$15.54	5.1	$5

Options exercisable at December 29, 2024	717,076	$16.59	4.6	$—
Options exercisable at June 29, 2025	606,447	$17.35	4.2	$—

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 29, 2024	184,536	$7.94
Nonvested outstanding at June 29, 2025	184,051	$6.86

Restricted Stock

For the thirteen week periods ended June 29, 2025 and June 30, 2024, the Company recognized $0.1 million of compensation expense related to restricted stock awards. For the twenty-six week periods ended June 29, 2025 and June 30, 2024, the Company recognized $0.2 million and $0.3 million, respectively, of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of June 29, 2025 amounted to $0.6 million which is expected to be recognized over the next 1.8 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Restricted outstanding at December 29, 2024	74,820	$10.02
Issued	88,518	$3.81
Vested	(37,189)	$8.60
Restricted outstanding at June 29, 2025	126,149

Nonvested outstanding at December 29, 2024	74,820	$10.02
Nonvested outstanding at June 29, 2025	126,149	$6.08

NOTE 13 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.1 million from continuing operations to the 401(k) Plan for the thirteen week periods ended June 29, 2025 and June 30, 2024. The Company contributed $0.2 million and $0.3 million from continuing operations, respectively, to the 401(k) Plan for the twenty-six week periods ended June 29, 2025 and June 30, 2024.

NOTE 14 - BUSINESS SEGMENT

The Company has continuing operations through one segment of Property Management, which includes centralized support services through executive, marketing, human resources, information technology, accounting, treasury, and billing operations. The chief operating decision-maker (the “CODM”), the President and Chief Executive Officer, establishes the strategic direction of the Company, priorities, and long-term financial objectives. The CODM is ultimately responsible for evaluating segment performance and making decisions regarding resource allocation. The Property Management segment provides office and maintenance field talent to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The CODM considers variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment loss from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative expenses. The following table provides a reconciliation of revenue and loss from continuing operations by reportable segment to consolidated results for the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Contract field talent	$23,000	$25,272	$43,279	$49,332
Contingent placements	506	454	1,110	941
Revenue	23,506	25,726	44,389	50,273
Compensation and related	15,058	16,090	28,344	31,254
Other	38	40	75	80
Gross profit	8,410	9,596	15,970	18,939
Selling:
Compensation	4,195	4,771	8,121	9,321
Advertising, occupancy, and travel	447	564	825	908
Software, insurance, and professional fees	296	336	669	632
Other	1,806	674	2,176	1,374
Contributions to overhead	1,666	3,251	4,179	6,704
General and administrative:
Compensation	2,184	2,365	4,245	4,678
Software	828	590	1,525	1,226
Professional fees	569	482	1,111	932
Strategic alternatives review	1,613	280	1,634	349
Other	638	677	1,273	1,580
Depreciation and amortization	259	332	588	671
Operating loss	(4,425)	(1,475)	(6,197)	(2,732)
Interest expense, net	(1,829)	(1,105)	(2,931)	(2,386)
Income tax benefit from continuing operations	1,392	498	2,031	989
Net loss from continuing operations	$(4,862)	$(2,082)	$(7,097)	$(4,129)

Capital expenditures	$13	$432	$13	$863
Total assets	$41,881	$50,240	$41,881	$50,240

NOTE 15 - SUBSEQUENT EVENT

On August 4, 2025, the Company entered into a Waiver and Second Amendment pursuant to which, among other things, the lenders unanimously waived noncompliance with the requirement under the Second Amendment so long as the Company will finalize and close the sale of each of BG Finance and Accounting, Inc. and BGSF Professional, LLC by BGSF, Inc. for a purchase price that will result in the receipt of net cash proceeds sufficient to pay the in full in cash, and that will result in the payment of the all obligations, indebtedness, and liabilities related to the Credit Agreement, in each case by no later than September 30, 2025.

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

Overview

On May 8, 2024, we announced that our Board of Directors had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”). During December 2024, we announced a cost restructuring plan as part of our strategic review process. On June 14, 2025, we entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which we will sell substantially all of our outstanding equity interest pertaining to the Professional segment. The Professional segment financial results for periods prior to the sale have been reflected as discontinued operations in our Unaudited Consolidated Financial Statements, see “Note 3 - Discontinued Operations.”

We currently operate primarily within the United States of America in our Property Management segment. Our Property Management segment provides office and maintenance field talent in 38 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(dollars in thousands)
Revenues	$23,506	$25,726	$44,389	$50,273
Cost of services	15,096	16,130	28,419	31,334
Gross profit	8,410	9,596	15,970	18,939
Selling, general, and administrative expenses	12,576	10,739	21,580	21,001
Depreciation and amortization	259	332	588	671
Operating loss	(4,425)	(1,475)	(6,198)	(2,733)
Interest expense, net	(1,829)	(1,105)	(2,931)	(2,386)
Loss from continuing operations before income taxes	(6,254)	(2,580)	(9,129)	(5,119)
Income tax benefit from continuing operations	1,392	498	2,031	989
Net loss from continuing operations	$(4,862)	$(2,082)	$(7,098)	$(4,130)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	64.2	62.7	64.0	62.3
Gross profit	35.8	37.3	36.0	37.7
Selling, general, and administrative expenses	53.5	41.7	48.6	41.8
Depreciation and amortization	1.1	1.3	1.3	1.3
Operating loss	(18.8)	(5.7)	(13.9)	(5.4)
Interest expense, net	(7.8)	(4.2)	(6.6)	(4.7)
Loss from continuing operations before income taxes	(26.6)	(9.9)	(20.5)	(10.1)
Income tax benefit	5.9	1.9	4.6	2.0
Net loss from continuing operations	(20.7)%	(8.0)%	(15.9)%	(8.1)%

Thirteen Week Fiscal Period Ended June 29, 2025 (“Fiscal 2025”) Compared with Thirteen Week Fiscal Period Ended June 30, 2024 (“Fiscal 2024”)

	Thirteen Weeks Ended
	June 29, 2025	June 30, 2024
	(dollars in thousands)
Revenues	$23,506	$25,726
Gross Profit	$8,410	$9,596
Gross Profit Percentage	35.8%	37.3%

Revenues: Revenues decreased approximately $2.2 million (8.6%). The decrease was primarily due to a 9.7% reduction in billed hours, which was driven by a combination of lower demand from cost pressures at the property management companies and increased competition in certain markets with partial offsets by higher permanent placement business, average bill rate, and multi-family property owners.

Gross Profit: We determine spread as the difference between bill rate and pay rate. Gross profit decreased approximately $1.2 million (12.4%), which is in line with revenues and a 3% decrease in average spread with a partial offset by higher permanent placement business that have no cost of service.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses increased $1.8 million (17.1%), primarily due to additional costs related to the Strategic alternatives review. The components of selling, general, and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	June 29, 2025		June 30, 2024
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$6,744	28.7%	$6,345	24.7%	$399	6.3%
General and administrative:
Compensation and related	2,184	9.3	2,365	9.2	(181)	(7.7)%
Software	828	3.5	590	2.3	238	40.3%
Liability insurance	305	1.3	249	1.0	56	22.5%
Professional fees	569	2.4	482	1.9	87	18.0%
Share-based compensation	137	0.6	220	0.9	(83)	(37.7)%
Strategic alternatives review	1,613	6.9	280	1.1	1,333	476.1%
Other	196	0.8	208	0.8	(12)	(5.8)%
Total	$12,576	53.5%	$10,739	41.9%	$1,837	17.1%

Depreciation and Amortization: Depreciation and amortization charges decreased $0.1 million (22.0%) primarily due to lower amortization of intangible assets for computer software.

Interest Expense, net: Interest expense, net increased $0.7 million 65.5% primarily from the adjustment of amortization of debt issuance costs on the May 2025 Waiver and Amendment with BMO Bank, N.A. (“BMO”).

Income Tax Benefit: Income tax benefit increased $0.9 million primarily due to increased net loss before taxes and a higher effective tax rate in Fiscal 2025.

Twenty-six Week Fiscal Period Ended June 29, 2025 (“Fiscal 2025”) Compared with Twenty-six Week Fiscal Period Ended June 30, 2024 (“Fiscal 2024”)

	Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024
	(dollars in thousands)
Revenues	$44,389	$50,273
Gross Profit	$15,970	$18,939
Gross Profit Percentage	36.0%	37.7%

Revenues: Revenues decreased approximately $5.9 million (11.7%). The decrease was primarily due to a 12.5% reduction in billed hours, which was driven by a combination of lower demand from cost pressures at the property management companies and increased competition in certain markets with partial offsets by higher permanent placement business, average bill rate, and multi-family property owners.

Gross Profit: We determine spread as the difference between bill rate and pay rate. Gross profit decreased approximately $2.9 million (15.7%) which is in line with revenues and a 3.7% decrease in average spread with a partial offset by higher permanent placement business that have no cost of service.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses increased $0.6 million (2.8%) primarily due to additional costs related to the Strategic alternatives review. The components of selling, general, and administrative expense are detailed in the following table:

	Twenty-six Weeks Ended
	June 29, 2025		June 30, 2024
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$11,791	26.6%	$12,235	24.3%	(444)	(3.6)%
General and administrative:
Compensation and related	4,245	9.6	4,679	9.3	(434)	(9.3)%
Software	1,525	3.4	1,226	2.4	299	24.4%
Liability insurance	535	1.2	500	1.0	35	7.0%
Professional fees	1,111	2.5	932	1.9	179	19.2%
Share-based compensation	305	0.7	439	0.9	(134)	(30.5)%
Strategic alternatives review	1,634	3.7	349	0.7	1,285	368.2%
Other	434	1.0	640	1.3	(206)	(32.2)%
Total	$21,580	48.7%	$21,000	41.8%	$580	2.8%

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.1 million (12.4%) primarily due to lower amortization of intangible assets for computer software.

Interest Expense, net: Interest expense increased $0.5 million (22.8%) primarily from the adjustment of amortization of debt issuance costs on the May 2025 Waiver and Amendment with BMO.

Income Tax Benefit: Income tax benefit increased $1.0 million primarily due to increased net loss before taxes and a higher effective tax rate in Fiscal 2025 and lower state tax expense.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, costs associated with the Strategic alternatives review, software as a service costs, and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes, and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and equipment and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net loss from operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(dollars in thousands)
Net loss from continuing operations	$(4,862)	$(2,082)	$(7,098)	$(4,130)
Income tax benefit	(1,392)	(498)	(2,031)	(989)
Interest expense, net	1,829	1,105	2,931	2,386
Operating loss	(4,425)	(1,475)	(6,198)	(2,733)
Depreciation and amortization	259	332	588	671
Share-based compensation	137	220	305	439
Strategic alternatives review	1,613	280	1,634	349
Software as a service	291	180	425	328
Aged receivable adjustment	980	199	1,070	324
Adjusted EBITDA from continuing operations	(1,145)	(264)	(2,176)	(622)
Adjusted EBITDA Margin (% of revenue)	(4.9)%	(1.0)%	(4.9)%	(1.2)%
Income from discontinued operations	1,126	1,321	2,640	2,577
Adjustments to discontinued operations	1,142	1,901	3,090	4,001
Adjusted EBITDA from discontinued operations	2,268	3,222	5,730	6,578
Adjusted EBITDA, net	$1,123	$2,958	$3,554	$5,956

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	June 29, 2025	December 29, 2024
	(dollars in thousands)
Working capital from continuing operations	$2,222	$6,897

	Twenty-six Weeks Ended
	June 29, 2025	June 30, 2024
	(dollars in thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$2,962	$14,585
Investing activities	(13)	(863)
Financing activities	(204)	(13,496)
Net change in cash and cash equivalents discontinued operations	190	—
Net change in cash and cash equivalents	$2,935	$226

Operating Activities

Cash provided by operating activities from continuing operations consists of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, provision for credit losses, and the effect of working capital changes. The primary drivers of cash inflows and outflows are accounts receivable and accrued payroll and expenses.

During Fiscal 2025, net cash provided by operating activities was $3.0 million, a decrease of $11.6 million compared with net cash provided by operating activities of $14.6 million for Fiscal 2024. The decrease is primarily due to decreased receipts on accounts receivable and partially offset by decreased payments on accrued payroll and expenses.

Investing Activities

Cash used in investing activities from continuing operations consists primarily of capital expenditures.

In Fiscal 2025, capital expenditure were minimal. In Fiscal 2024, we made capital expenditures of $0.9 million primarily related to the continued information technology improvements.

Financing Activities

Cash flows from financing activities from continuing operations consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2025, we borrowed $1.6 million on our Revolving Facility for increased operating needs and we paid down $1.9 million on the Term Loan. For Fiscal 2024, we reduced our Revolving Facility $10.8 million, we disbursed $1.6 million in cash dividends on our common stock, and we paid down $0.9 million on the Term Loan.

Credit Agreements

On July 16, 2019, we entered into a Credit Agreement, which would have matured on July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. We entered into four amendments from August 18, 2022 through May 19, 2023, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), exercised the option to borrow $40.0 million, required 2.5% of the original principal balance of the new term loan, permitted a foreign entity acquisition, modified the distributions terms, and increased a revolving credit facility (the "Revolving Facility") by $6.0 million.

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

We were not in compliance with the foregoing financial covenants and certain affirmative covenants as of the quarter ended December 29, 2024, March 30, 2025, and June 29, 2025. On March 13, 2025, we entered into a Waiver and Second Amendment to Restated Agreement (the “Second Amendment”) pursuant to which, among other things, the lenders unanimously waived noncompliance with the foregoing covenants as of December 29, 2024 and March 30, 2025, and certain amendments were made to the Restated Agreement including, but not limited to, a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8.0 million. The amendments described in the Second Amendment are effective as of March 13, 2025 and we incurred nominal fees in debt issuance costs. Additionally, per the terms of the Second Amendment, we are subject to the satisfaction or waiver of certain conditions described therein relating to, among other things, debt financing and refinancing and our previously announced strategic alternatives review.

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

On August 4, 2025, the we entered into a Waiver and Second Amendment pursuant to which, among other things, the lenders unanimously waived noncompliance with the foregoing covenants as of June 29, 2025 and with the requirements under the Second Amendment so long as we will finalize and close the sale of both BG Finance and Accounting, Inc. and BGSF Professional, LLC by BGSF, Inc. for a purchase price that will result in the receipt of net cash proceeds sufficient to pay the in full in cash, and that will result in the payment of the all obligations, indebtedness, and liabilities related to the Credit Agreement, in each case by no later than September 30, 2025.

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

Off-Balance Sheet Arrangements

Letter of Credit

In conjunction with the EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expired, for purposes of protecting a lessor against default on lease payments. As of December 29, 2024, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million that ended in 2025, all of which was considered usage against our Revolving Facility. The Company has no history of default, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any disputes thereunder that might arise in the future would not materially affect the Company’s consolidated financial statements. Accordingly, no liability has been recorded in respect to these arrangements as of June 29, 2025.

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

Revenue Recognition

We derive our revenues from continuing operations by providing workforce solutions and placement services. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We recognize revenue through the following types of services: workforce solutions and contingent placements.

Intangible Assets

We hold intangible assets with finite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized. We develop and implement software modifications to our information technology infrastructure with direct internal payroll costs and external costs capitalized. Minor upgrades and enhancements to software systems are expensed in the period incurred as software maintenance and training costs.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended June 29, 2025, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our team members are working remotely. We are continually monitoring and assessing the impact of the ongoing situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The sale of our Professional segment (the “Sale”) is subject to receipt of the required stockholder approval and other closing conditions and may not be completed as anticipated, or at all.

We are seeking the approval of the Sale by our stockholders in accordance with Section 271 of the Delaware General Corporation Law on the basis that the Sale may be considered to constitute the sale of substantially all of BGSF’s property and assets within the meaning of that statute. The closing is conditioned on, among other things, BGSF obtaining the required stockholder approval at a special meeting. In addition, the Equity Purchase Agreement provides for certain termination rights as described therein. The proceeds that may be realized from the Sale are contingent upon receiving the required stockholder approval and satisfying the other closing conditions. There can be no assurances that we will receive the vote and satisfy such conditions. Any delay in receiving the required stockholder vote and satisfying the other closing conditions may increase the risk that the Sale will be terminated, or reduce the benefits we expect to achieve.

The Sale and the other transactions contemplated by the Equity Purchase Agreement, whether or not completed, may adversely affect the retained business.

Transactions such as the Sale are often subject to lawsuits by stockholders. It is possible that our common stockholders or other stakeholders will commence or seek to commence litigation against BGSF or the BGSF Board of Directors. Such litigation could result in substantial costs and divert management’s attention from other business concerns, which could adversely affect the retained business. In addition, our ability to execute on our business strategies for the retained business depends on the retention and recruitment of qualified executives and other professionals. We rely upon the services of our current executive and senior management teams. The market for qualified executives, senior managers and other employees has become very competitive. As a result of the Sale, we may experience higher employee turnover and finding qualified replacements may be more difficult. The loss of the services of members of our executive and/or senior management teams or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies, which could negatively impact the retained business. Further, while the completion of the Sale is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters.

Because BGSF is expected to have fewer revenues and assets following the Sale, there is a possibility that such reduced revenues and assets may affect our ability to satisfy NYSE’s continued listing standards, which could result in the delisting of our common stock.

The continued listing standards of NYSE include, among other things, requirements that we maintain certain levels of stockholders’ equity, total assets, total revenue, market capitalization and/or minimum trading price. Even though we currently satisfy these requirements, following the Sale, our business will be smaller, which may cause us to fail to satisfy NYSE’s continued listing standards. In the event that we are unable to satisfy such continued listing standards, our common stock may be delisted from NYSE. Any delisting of our common stock from such market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

If we fail to complete the Sale, our business and financial performance may be adversely affected. The completion of the Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Sale by our stockholders, which may not be satisfied in a timely manner or at all.

If the Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Sale and the other transactions. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale, and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations. Furthermore, if the Sale and the other transactions are not completed, the announcement of the termination of the Equity Purchase Agreement may adversely affect our relationships with our customers, business partners, and employees, which could have a material adverse impact on our ability to effectively operate our business, and we may be required to pay the seller termination fee of $2,970,000 or the expense reimbursement of up to $3,000,000 under certain circumstances, each of which could have further adverse effects on our business, results of operations and the trading price of BGSF’s common stock.

If the Equity Purchase Agreement is not approved or if we fail to complete the Sale, there may not be any other offer from potential acquirors that the BGSF Board of Directors determines to be attractive.

If we fail to complete the Sale, the BGSF Board of Directors, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives including, but not limited to, continuing to operate the business of the Professional segment for the foreseeable future or an alternative transaction relating to the Professional segment. An alternative transaction, if available, may yield lower consideration or value than the proposed Sale, be on less favorable terms and conditions than those contained in the Equity Purchase Agreement and involve significant delay. Any future sale of substantially all of BGSF’s property and assets within the meaning of Section 271 of the DGCL and related case law or other similar transaction may be subject to further stockholder approval, and there is no guarantee that BGSF would be able to obtain such stockholder approval in favor of any such sale or other transaction. If the Acquired Companies are not sold, there can be no assurance that we will realize value at least equivalent to the proceeds of the Sale from the operation of the business of the Professional segment over time, or any value; nor can we predict the timeline for realizing value, if any, from the business of the Professional segment in the absence of the Sale.

BGSF will receive all proceeds from the Sale.

BGSF intends to use the net proceeds from the Sale to substantially eliminate its outstanding debt and to make investments in its Property Management segment. The BGSF Board of Directors intends to work with its financial advisors to determine the best use of the remaining proceeds to increase stockholder value while continuing to evaluate strategic alternatives. BGSF’s stockholders will not directly receive any proceeds from the Sale.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. MINE SAFETY DISCLOSURES
 Not applicable.

ITEM 5. OTHER INFORMATION
 Trading Plans

During the fiscal quarter ended June 29, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1
Equity Purchase Agreement, dated as of June 14, 2025, among INSPYR Solutions Intermediate, LLC, BGSF Inc., BG Finance and Accounting, Inc., and BGSF Professional, LLC (incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 23, 2025)

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
10.2
Waiver and Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2025, by and among BGSF, Inc., the Guarantors and Lenders signatories thereto, and BMO Bank N.A., as Administrative Agent (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed on May 7, 2025)

10.3**	Separation Agreement, dated as of June 14, 2025, between B G Staff Services, Inc. and Beth Garvey (incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 23, 2025)
10.4*
Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2025, by and among BGSF, Inc., the Guarantors and Lenders signatories thereto, and BMO Bank N.A., as Administrative Agent

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

BGSF, INC.

/s/ Kelly Brown
Name:	Kelly Brown
Title:	Interim Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Keith Schroeder
Name:	Keith Schroeder
Title:	Interim Co-Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Date: August 6, 2025