Form 10-Q
period 2025-09-28
BGSF, INC.
filed 2025-11-07
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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

As of November 5, 2025 there were 11,199,787 shares of the registrant’s common stock outstanding.

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
•the impact of the use of AI-powered sales and recruiting technologies
•the impact of our cost restructuring plan;
•our ability to raise equity or debt financing;
•the impact the sale of BGSF’s Professional segment may have on BGSF’s operations, team members, field talent, client partners, and other constituents;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 28, 2025	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$41,170	$32
Accounts receivable (net of allowance for credit losses of $1,156 and $910, respectively)	15,126	17,148
Escrow receivable	4,950	—
Prepaid expenses	1,121	1,600
Other current assets	1,620	2,213
Current assets of discontinued operations	—	24,354
Total current assets	63,987	45,347
Property and equipment, net	279	608

Other assets
Deposits	1,938	2,003
Software as a service, net	3,143	4,068
Deferred income taxes, net	9,299	7,849
Right-of-use asset - operating leases, net	738	1,083
Intangible assets, net	3,115	4,385
Goodwill	1,074	1,074
Noncurrent assets of discontinued operations	—	83,694
Total other assets	19,307	104,156
Total assets	$83,573	$150,111
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Dividends payable	$22,400	$—
Accounts payable	1,958	80
Accrued payroll and expenses	5,348	4,868
Transition services payable	1,474	—
Long-term debt, current portion (net of debt issuance costs of $— and $24, respectively)	—	3,801
Accrued interest	—	223
Income taxes payable	332	212
Note payable	539	—
Convertible note	—	4,368
Lease liabilities, current portion	433	544
Current liabilities of discontinued operations	—	11,825
Total current liabilities	32,484	25,921

Line of credit (net of debt issuance costs of $— and $770, respectively)	—	5,625
Long-term debt, less current portion (net of debt issuance costs of $— and $198, respectively)	—	32,527
Lease liabilities, less current portion	403	698
Noncurrent liabilities of discontinued operations	—	3,071
Total liabilities	32,887	67,842
Commitments and contingencies
Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 11,199,787 and 10,887,509 shares issued and outstanding, respectively, net of 3,930 shares of treasury stock, at cost, respectively.	55	53
Additional paid in capital	71,345	70,260
(Accumulated deficit) retained earnings	(20,714)	11,956
Total stockholders’ equity	50,686	82,269
Total liabilities and stockholders’ equity	$83,573	$150,111
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and dividend amounts)

For the Thirteen and Thirty-nine Week Periods Ended September 28, 2025 and September 29, 2024

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2025	2024	2025	2024
Revenues	$26,895	$29,824	$71,284	$80,096
Cost of services	17,235	19,128	45,654	50,461
Gross profit	9,660	10,696	25,630	29,635
Selling, general, and administrative expenses	10,223	11,363	31,804	32,365
Gain on contingent consideration	(450)	—	(450)	—
Depreciation and amortization	824	336	1,411	1,007
Operating loss	(937)	(1,003)	(7,135)	(3,737)
Interest expense, net	(1,570)	(1,222)	(4,595)	(3,518)
Loss from continuing operations before income taxes	(2,507)	(2,225)	(11,730)	(7,255)
Income tax (expense) benefit from continuing operations	(571)	413	1,461	1,402
Net loss from continuing operations	(3,078)	(1,812)	(10,269)	(5,853)
Loss from discontinued operations:
Income from discontinued operations	226	1,473	3,695	4,703
Loss on sale	(2,892)	—	(2,892)	—
Income tax expense	(68)	(465)	(804)	(1,207)
Net loss	$(5,812)	$(804)	$(10,270)	$(2,357)

Net (loss) income per share - basic:
Net loss from continuing operations	$(0.28)	$(0.17)	$(0.93)	$(0.54)
Net income (loss) from discontinued operations:
Income	0.02	0.13	0.34	0.43
Loss on sale	(0.26)	—	(0.26)	—
Income tax expense	—	(0.03)	(0.08)	(0.11)
Net loss per share - basic	$(0.52)	$(0.07)	$(0.93)	$(0.22)

Net (loss) income per share-diluted:
Net loss from continuing operations	$(0.28)	$(0.17)	$(0.93)	$(0.54)
Net income (loss) from discontinued operations:
Income	0.02	0.13	0.34	0.43
Loss on sale	(0.26)	—	(0.26)	—
Income tax expense	—	(0.03)	(0.08)	(0.11)
Net loss per share - diluted	$(0.52)	$(0.07)	$(0.93)	$(0.22)

Weighted-average shares outstanding:
Basic	11,079	10,919	11,018	10,882
Diluted	11,079	10,919	11,018	10,882

Cash dividends declared per common share	$2.00	$—	$2.00	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirty-nine Week Period Ended September 28, 2025

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total
Stockholders’ equity, December 29, 2024	—	11,039	$110	$(57)	$70,260	$11,956	$82,269
Share-based compensation from continuing operations	—	—	—	—	168	—	168
Share-based compensation from discontinued operations	—	—	—	—	18	—	18
Issuance of restricted shares	—	53	1	—	(1)	—	—
Issuance of ESPP shares	—	17	—	—	87	—	87
Net loss	—	—	—	—	—	(722)	(722)
Stockholders’ equity, March 30, 2025	—	11,109	111	(57)	70,532	11,234	81,820
Share-based compensation from continuing operations	—	—	—	—	137	—	137
Share-based compensation from discontinued operations	—	—	—	—	18	—	18
Issuance of restricted shares	—	35	1	—	(1)	—	—
Issuance of ESPP shares	—	15	—	—	47	—	47
Net loss	—	—	—	—	—	(3,736)	(3,736)
Stockholders’ equity, June 29, 2025	—	11,159	112	(57)	70,733	7,498	78,286
Share-based compensation from continuing operations	—	—	—	—	545	—	545
Share-based compensation from discontinued operations	—	—	—	—	67	—	67
Issuance of restricted shares, net	—	41	—	—	—	—	—
Cash dividend declared	—	—	—	—	—	(22,400)	(22,400)
Net loss	—	—	—	—	—	(5,812)	(5,812)
Stockholders’ equity, September 28, 2025	—	11,200	$112	$(57)	$71,345	$(20,714)	$50,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirty-nine Week Period Ended September 29, 2024

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 31, 2023	—	10,888	$109	$(57)	$68,551	$16,933	$85,536
Share-based compensation from continuing operations	—	—	—	—	219	—	219
Share-based compensation from discontinued operations	—	—	—	—	16	—	16
Issuance of restricted shares	—	11	—	—	—	—	—
Exercise of common stock options	—	16	—	—	101	—	101
Issuance of ESPP shares	—	14	—	—	112	—	112
Cash dividend declared	—	—	—	—	—	(1,639)	(1,639)
Net loss	—	—	—	—	—	(792)	(792)
Stockholders’ equity, March 31, 2024	—	10,929	109	(57)	68,999	14,502	83,553
Share-based compensation from continuing operations	—	—	—	—	220	—	220
Share-based compensation from discontinued operations	—	—	—	—	16	—	16
Issuance of restricted shares	—	12	—	—	—	—	—
Issuance of ESPP shares	—	15	1	—	132	—	133
Net loss	—	—	—	—	—	(761)	(761)
Stockholders’ equity, June 30, 2024	—	10,956	110	(57)	69,367	13,741	83,161
Share-based compensation from continuing operations	—	—	—	—	286	—	286
Share-based compensation from discontinued operations	—	—	—	—	31	—	31
Issuance of restricted shares	—	13	—	—	—	—	—
Issuance of ESPP shares	—	15	—	—	111	—	111
Exercise of common stock options	—	23	—	—	160	—	160
Net loss	—	—	—	—	—	(804)	(804)
Stockholders’ equity, September 29, 2024	—	11,007	$110	$(57)	$69,955	$12,937	$82,945

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirty-nine Week Periods Ended September 28, 2025 and September 29, 2024

	2025	2024
Cash flows from operating activities
Net loss	$(10,270)	$(2,357)
Net income from discontinued operations	(2,890)	(3,496)
Adjustments to reconcile net loss to net cash (used in) provided by activities:
Depreciation	86	121
Amortization	1,325	886
Software as a service	950	417
Loss on sale of discontinued operations	2,892	—
Loss on disposal of property and equipment	11	3
Contingent consideration adjustment	(450)	—
Amortization of debt issuance costs	1,022	129
Interest expense on note payable	235	—
Provision for credit losses	1,822	1,493
Share-based compensation	850	725
Deferred income taxes	(1,450)	1,248
Net changes in operating assets and liabilities:
Accounts receivable	(2,236)	5,205
Escrow receivable	(4,950)	—
Prepaid expenses	302	1,272
Other current assets	(516)	795
Deposits	73	593
Accounts payable	1,877	126
Accrued payroll and expenses	2,642	(87)
Accrued interest	(223)	(152)
Income taxes receivable	323	(566)
Transition services payable	1,474	—
Other current liabilities	1,939	—
Operating leases	(15)	(65)
Other long-term liabilities	3,406	10,137
Net cash (used in) provided by continuing operating activities	(1,771)	16,427
Net cash provided by discontinued operating activities	227	4,751
Net cash (used in) provided by operating activities	(1,544)	21,178
Cash flows from investing activities
Proceeds from business sold	91,528	—
Capital expenditures	(122)	(1,063)
Net cash provided by (used in) continuing investing activities	91,406	(1,063)
Net cash used in discontinued investing activities	(193)	(307)
Net cash provided by (used in) investing activities	91,213	(1,370)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the Thirty-nine Week Periods Ended September 28, 2025 and September 29, 2024

	2025	2024
Cash flows from financing activities
Net payments under line of credit	(10,220)	(17,188)
Proceeds from issuance of long-term debt	—	4,250
Principal payments on long-term debt	(32,725)	(850)
Payment of convertible note	(4,368)	—
Payments of dividends	—	(1,639)
Issuance of ESPP shares	134	355
Issuance of shares under the 2013 Long-Term Incentive Plan	—	262
Contingent consideration paid	(1,289)	—
Payments of debt issuance costs	(29)	(554)
Net cash used in continuing financing activities	(48,497)	(15,364)
Net cash used in discontinued financing activities	—	(4,250)
Net cash used in financing activities	(48,497)	(19,614)
Net change in cash and cash equivalents of continuing operations	41,138	—
Cash and cash equivalents, beginning of period	32	—
Cash and cash equivalents, end of period	$41,170	$—
Supplemental cash flow information:
Cash paid for interest, net	$3,398	$3,396
Cash paid for taxes, net of refunds	$535	$111
Non-cash transactions:
Dividends declared	$22,400	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. (the “Company”) provides workforce solutions through the Property Management segment that operates primarily within the United States of America (“U.S.”). The Property Management segment provides office and maintenance field talent in 44 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

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

On May 8, 2024, the Company announced that our Board of Directors had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”). During December 2024, the Company announced a cost restructuring plan as part of the strategic review process. On June 14, 2025, the Company entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which the Company sold substantially all of the outstanding equity and assets interest pertaining to the Professional segment (“BGSF Professional”) on September 8, 2025. The BGSF Professional financial results for periods prior to the sale have been reflected as discontinued operations in the Unaudited Consolidated Financial Statements, see “Note 3 - Discontinued Operations.”

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 28, 2025 and December 29, 2024, and include the thirteen and thirty-nine week periods ended September 28, 2025 and September 29, 2024, referred to herein as Fiscal 2025 and 2024, respectively.

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

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and convertible debt. The carrying values of accounts receivable, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Bank, N.A. (“BMO”) that provided for a revolving credit facility, term loan and current rates available to the Company for debt with similar terms and risk. On September 8, 2025, the Company paid the balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional (See Note 4).

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable from continuing operations as of September 28, 2025 and December 29, 2024 or revenue from continuing operations for the thirty-nine week periods ended September 28, 2025 and September 29, 2024. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2025 and the related percentage for Fiscal 2024 was generated in the following areas at:

	Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024
Texas	29%	24%

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

Changes in the allowance for credit losses from continuing operations are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Beginning balance	$1,156	$484	$910	$161
Provision for credit losses	166	477	1,822	1,493
Amounts written off	(199)	(227)	(1,659)	(920)
Recoveries	33	—	83	—
Ending balance	$1,156	$734	$1,156	$734

Property and Equipment

Property and equipment from continuing operations are stated net of accumulated depreciation and amortization of $1.3 million at September 28, 2025 and December 29, 2024.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million, which are included in Deposits in the accompanying consolidated balance sheets, as of September 28, 2025 and December 29, 2024.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Software as a service from continuing operations is stated net of accumulated amortization of $2.9 million and $2.5 million at September 28, 2025 and December 29, 2024, respectively.

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

The Company evaluates the recoverability of Intangible assets whenever events or changes in circumstances indicate that an Intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all Intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no impairment indicators identified during Fiscal 2025 or Fiscal 2024. See “Note 6 - Intangible Assets.”

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

Contingent Consideration

The Company had obligations, to be paid in cash, related to its acquisitions if certain operating and financial goals are met. The fair value of this contingent consideration was determined using expected cash flows and present value technique. The fair value calculation of the expected future payments used a discount rate commensurate with the risks of the expected cash flow. The resulting discount was amortized as interest expense over the outstanding period using the effective interest method.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of September 28, 2025 or December 29, 2024. There were no revenues recognized during the thirteen or thirty-nine week periods ended September 28, 2025 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen or thirty-nine week periods ended September 28, 2025. The opening balance of accounts receivable at December 31, 2023 was $29.6 million.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Weighted-average number of common shares outstanding:	11,079	10,919	11,018	10,882
Weighted-average number of diluted common shares outstanding	11,079	10,919	11,018	10,882

Stock options and restricted stock	822	920	822	920
Convertible note	—	255	—	255
Antidilutive shares	822	1,175	822	1,175

Income Taxes

The effective tax rate from continuing operations was 22.8% and (18.6)% for the thirteen week periods and (12.5)% and (19.3)% for the thirty-nine week periods ended September 28, 2025 and September 29, 2024, respectively. Effective tax rates for all periods consist of federal statutory rate plus state income taxes. The higher effective tax rate for Fiscal 2025 is primarily due to a $1.5 million valuation allowance recorded in the thirteen week period ended September 28, 2025 against the certain net deferred tax assets to offset future tax benefits that may not be realized.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses: Measurements of Credit Losses for Accounts Receivable and Contract Assets. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The new guidance is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

NOTE 3 - DISCONTINUED OPERATIONS

On June 14, 2025, the Company entered into an Equity Purchase Agreement (“EPA”) with INSPYR Solutions Intermediate, LLC (“INSPYR”), pursuant to which the Company sold to INSPYR substantially all of the outstanding equity and assets interest pertaining to BGSF Professional. The sale closed on September 8, 2025, for cash proceeds of $91.5 million (which includes a $2.3 million working capital adjustment as provided in the EPA) plus $5.2 million in holdback escrow accounts. Under the terms of the EPA, INSPYR acquired certain assets and equity interests, and assumed certain liabilities and obligations of the Company pertaining to BGSF Professional.

The EPA contained customary representations and warranties, covenants (including certain non-competition and non-solicitation covenants restricting the Company with respect to the professional staffing business), closing conditions, and indemnification provisions. The EPA also included a payment obligation related to the June 10, 2025 letter agreement with Arroyo Consulting, LLC related to the payout of $2.5 million in contingent consideration where by the Company assumed a portion of this obligation and paid $1.2 million at closing and the remaining $0.6 million in monthly installments. After the close of the transaction, the Company began providing certain back-office services to INSPYR for a limited period of time.

The BGSF Professional financial results for periods prior to the sale have been reflected in our Unaudited Consolidated Balance Sheet, Unaudited Consolidated Statements of Operations, Unaudited Consolidated Statement of Changes in Stockholders’ Equity and Unaudited Consolidated Statements of Cash Flows as discontinued operations.

The financial results of BGSF Professional are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue	$29,490	$41,362	$112,109	$127,992
Cost of services	20,325	27,730	77,340	86,231
Gross profit	9,165	13,632	34,769	41,761
Selling, general, and administrative expenses	7,590	10,602	27,497	32,184
Gain on contingent consideration	450	—	—	—
Depreciation and amortization	899	1,557	3,577	4,874
Income from discontinued operations before taxes	$226	$1,473	$3,695	$4,703

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The preliminary carrying amount of assets, liabilities, and equity included as part of discontinued operations (in thousands):

	September 7, 2025	December 29, 2024
Cash and cash equivalents	$355	$321
Accounts receivable (net of allowance for credit losses of $378 and $223, respectively)	25,481	23,046
Prepaid expenses	1,062	885
Other current assets	92	102
Total current assets	26,990	24,354
Property and equipment, net	541	529
Deposits	82	88
Software as a service, net	353	370
Deferred income taxes, net	681	607
Right of-use-assets-operating leases, net	3,442	3,891
Intangible assets, net	16,874	20,131
Goodwill	58,078	58,078
Total other assets	80,051	83,694
Total assets classified as discontinued operations	$107,041	$108,048

Accrued payroll and expenses	$9,148	$8,133
Contingent consideration, current portion	—	2,662
Lease liabilities, current portions	963	1,030
Total current liabilities	10,111	11,825
Lease liabilities, less current portion	2,735	3,071
Total noncurrent liabilities	2,735	3,071
Other long-term liabilities (intercompany)	—	32,195
Total liabilities classified as discontinued operations	12,846	47,091

Retained earnings	94,195	60,957
Total liabilities and equity classified as discontinued operations	$107,041	$108,048

NOTE 4 - OTHER CURRENT ASSETS

Other current assets from continuing operations as of September 28, 2025 and December 29, 2024 consist of the following (in thousands):

	September 28, 2025	December 29, 2024
CARES Act receivable	$465	$1,661
Income tax receivable	310	513
Other	845	39
Total	$1,620	$2,213

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - LEASES

The Company's future operating lease obligations that have not yet commenced are immaterial. Short-term leases and subleases were immaterial. The supplemental balance sheet information related to the Company's operating leases were as follows at (dollars in thousands):

	September 28, 2025	December 29, 2024
Weighted average remaining lease term of operating leases	2.6 years	2.8 years
Weighted average discount rate for operating leases	8.2%	7.8%

The supplemental cash flow information from continuing operations related to the Company's operating leases were as follows (dollars in thousands):

	Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024
Cash paid for operating leases	$465	$561
Operating lease expense	$450	$496

The undiscounted annual future minimum lease payments from continuing operations consist of the following at (in thousands):

		September 28, 2025
2025	(remaining)	$145
2026		450
2027		122
2028		94
2029		96
Thereafter		24
Total lease payments		931
Imputed interest		(95)
Present value of lease liabilities		$836

NOTE 6 - INTANGIBLE ASSETS

Intangible assets from continuing operations are stated net of accumulated amortization of $5.5 million and $5.1 million at September 28, 2025 and December 29, 2024, respectively. Amortization expense from continuing operations for Fiscal 2025 and Fiscal 2024 are comprised of following (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Computer software - amortization expense	$796	$298	$1,325	$886
Total expense	$796	$298	$1,325	$886

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses from continuing operations consist of the following at (in thousands):

	September 28, 2025	December 29, 2024
Payroll	$1,514	$1,339
Payroll related	989	991
Bonuses and commissions	819	375
Other	2,026	2,163
Accrued payroll and expenses	$5,348	$4,868

NOTE 8 - DEBT

On September 8, 2025, the Company paid the balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional (See Note 4).

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

On March 12, 2024, the Credit Agreement was amended and restated (the “Restated Agreement”), which provided for a Revolving Facility which permitted the Company to borrow funds in an aggregate amount up to $40 million. The Restated Agreement also provided for a term loan commitment, which permitted the Company to borrow funds from time to time (the “Term Loan”). In July 2024, the Company exercised the option to borrow on a delayed draw term loan of $4.3 million related to payments on the Arroyo Consulting Acquisition's working capital “true up”, hold backs, and year one contingent consideration. On November 6, 2024, the Company entered into the First Amendment to Restated Agreement, which reduced the availability on the Revolving Facility an aggregate amount up to $20 million.

On March 13, 2025, the Company entered into a Waiver and Second Amendment to Restated Agreement in which the lenders unanimously waived noncompliance with the covenants as of December 29, 2024 and March 30, 2025 and a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8.0 million. On May 7, 2025, the Company entered into a Waiver and Amendment which provider that the lenders unanimously waived noncompliance on the requirement of least $2.0 million in cash equity contributions by extending the deadline and adding the option of subordinated debt. On August 4, 2025, the Company entered into a Waiver and Amendment in which the lenders unanimously waived noncompliance with the foregoing covenants as of June 29, 2025 and the Company would finalize and close the sale BGSF Professional no later than September 30, 2025. During thirteen and thirty-nine week periods ended September 28, 2025, the Company recognized into interest expense approximately $0.4 million and $0.8 million, respectively, related to the amendments on unamortized debt issuances costs.

The Company was required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. The Company paid an unused commitment fee on the daily average unused amount of Revolving Facility. The Company’s obligations were secured by a first priority security interest in substantially all tangible and intangible property of the Company’s and its subsidiaries. The Company obtained the waivers described above for the non compliance with the foregoing financial covenants and certain affirmative covenants as of the quarters ended December 29, 2024, March 30, 2025, and June 29, 2025.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Letter of Credit

In conjunction with a previous acquisition, the Company entered into a standby letter of credit arrangement, which expired, for purposes of protecting a lessor against default on lease payments. As of December 29, 2024, the Company had a maximum financial exposure from this standby letter of credit totaling $0.1 million and no liability had been recorded, all of which was considered usage against the Revolving Facility. On September 8, 2025, the Company assigned the related lease in the sale of BGSF Professional.

Line of Credit

On September 8, 2025, the Company paid the balance on the facility using the proceeds from the sale of BGSF Professional. At December 29, 2024, $6.4 million was outstanding on the revolving facilities. Average daily balance for the thirteen week periods ended September 28, 2025 and September 29, 2024 was $8.0 million and $7.7 million, respectively. Average daily balance for the thirty-nine week periods ended September 28, 2025 and September 29, 2024 was $7.8 million and $14.5 million, respectively.

Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	September 28, 2025		December 29, 2024
Base Rate	$—	—%	$2,395	10.25%
SOFR	—	—%	4,000	8.23%
Total	$—		$6,395

Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	September 28, 2025		December 29, 2024
SOFR	$—	10.22%	$36,550	8.23%
Long-term debt	$—		$36,550

Convertible Note

At December 29, 2024, the Company had a two-year convertible unsecured promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the 2022 Horn Solutions acquisition. The promissory note was convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share, prior to the maturity date of December 12, 2024. On January 30, 2025, the Company amended the promissory note which increased the interest rate to 7% and extended the maturity date to December 12, 2025. On September 8, 2025, the Company paid the balance on the promissory note using the proceeds from the sale of BGSF Professional.

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

There were no transfers between the respective Levels during Fiscal 2025. The following table summarizes the financial liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Financial Statement Classification	Fair Value Hierarchy	September 28, 2025	December 29, 2024
Convertible note	Level 2	$—	$4,368

On September 8, 2025, the Company paid the balance on the convertible note using the proceeds from the sale of BGSF Professional. Key inputs in determining the fair value of the convertible note as of December 29, 2024 included current stock price, the conversion price, and the maturity date. Key inputs in determining the fair value of the contingent consideration, which is included in discontinued operations, as of December 29, 2024 included discount rates of approximately 7% as well as management's estimates of future sales volumes and EBITDA. As part of the sale of BGSF Professional, the recognized gain of $0.5 million on the contingent consideration for the thirteen week periods ended June 29, 2025 was assumed by the Company and moved from discontinued operations to continuing operations for the thirteen week periods ended September 28, 2025.

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

Restricted Stock

The Company issued net restricted common stock of 129,477 and 23,310 shares to team members and non-team member (non-employee) directors in Fiscal 2025 and Fiscal 2024, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Special Cash Dividend

On September 11, 2025, the Company's Board of Directors declared a special cash dividend of $2.00 per share of common stock. This special cash dividend was payable on September 30, 2025 to all stockholders of record as of the close of business on September 23, 2025. The Company has accrued for this dividend in its consolidated balance sheet as of September 28, 2025.

NOTE 12 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended September 28, 2025 and September 29, 2024, the Company recognized $0.4 million and $0.2 million, respectively, of compensation expense from continuing operations related to stock options. For the thirty-nine week periods ended September 28, 2025 and September 29, 2024, the Company recognized $0.4 million and $0.5 million, respectively, of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense from continuing operations as of September 28, 2025 amounted to $0.3 million which is expected to be recognized over the next 2.5 years. As of September 28, 2025, a total of 1.3 million shares remain available for issuance under 2013 Plan.

 A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 29, 2024	901,612	$15.41	5.3	$—
Granted	81,686	5.46
Forfeited / Canceled	(161,495)	12.22
Options outstanding at September 28, 2025	821,803	$15.05	4.3	$5

Options exercisable at December 29, 2024	717,076	$16.59	4.6	$—
Options exercisable at September 28, 2025	752,686	$15.67	3.9	$—

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at December 29, 2024	184,536	$7.94
Nonvested outstanding at September 28, 2025	69,117	$4.02

Restricted Stock

For the thirteen week periods ended September 28, 2025 and September 29, 2024, the Company recognized $0.1 million of compensation expense related to restricted stock awards. For the thirty-nine week periods ended September 28, 2025 and September 29, 2024, the Company recognized $0.4 million and $0.3 million, respectively, of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of September 28, 2025 amounted to $0.6 million which is expected to be recognized over the next 2.0 years.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Restricted outstanding at December 29, 2024	74,820	$10.02
Issued	151,752	$4.93
Vested	(111,064)	$6.62
Restricted outstanding at September 28, 2025	115,508

Nonvested outstanding at December 29, 2024	74,820	$10.02
Nonvested outstanding at September 28, 2025	115,508	$6.60

NOTE 13 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.1 million and $0.1 million from continuing operations to the 401(k) Plan for the thirteen week periods ended September 28, 2025 and September 29, 2024, respectively. The Company contributed $0.3 million and $0.4 million from continuing operations, respectively, to the 401(k) Plan for the thirty-nine week periods ended September 28, 2025 and September 29, 2024.

NOTE 14 - BUSINESS SEGMENT

The Company has continuing operations through one segment of Property Management, which includes centralized support services through executive, marketing, human resources, information technology, accounting, treasury, and billing operations. The chief operating decision-maker (the “CODM”), the President of Property Management and Interim Co-Chief Executive Officer, establishes the strategic direction of the Company, priorities, and long-term financial objectives. The CODM is ultimately responsible for evaluating segment performance and making decisions regarding resource allocation. The Property Management segment provides office and maintenance field talent to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The CODM considers variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment loss from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and excludes all general and administrative expenses. The following table provides a reconciliation of revenue and loss from continuing operations by reportable segment to consolidated results for the periods indicated (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Contract field talent	$26,341	$29,380	$69,619	$78,711
Contingent placements	554	444	1,665	1,385
Revenue	26,895	29,824	71,284	80,096
Compensation and related	17,197	19,088	45,541	50,341
Other	38	40	113	120
Gross profit	9,660	10,696	25,630	29,635
Selling:
Compensation	4,349	4,965	12,469	14,286
Advertising, occupancy, and travel	472	537	1,297	1,445
Software, insurance, and professional fees	483	316	1,152	949
Other	368	659	2,577	2,033
Contributions to overhead	3,988	4,219	8,135	10,922
General and administrative:
Compensation	2,073	2,348	6,318	7,027
Software	750	694	2,197	1,920
Professional fees	131	437	1,334	1,369
Strategic alternatives review	482	526	2,116	874
Other	1,115	881	2,345	2,462
Gain on contingent consideration	(450)	—	(450)	—
Depreciation and amortization	824	336	1,411	1,007
Operating loss	(937)	(1,003)	(7,135)	(3,737)
Interest expense, net	(1,570)	(1,222)	(4,595)	(3,518)
Income tax (expense) benefit from continuing operations	(571)	413	1,461	1,402
Net loss from continuing operations	$(3,078)	$(1,812)	$(10,269)	$(5,853)

Capital expenditures	$117	$270	$123	$1,132
Total assets	$41,881	$50,241	$41,881	$50,241

NOTE 15 - SUBSEQUENT EVENT

On November 5, 2025, the Company's Board of Directors approved a stock repurchase program under which BGSF may repurchase up to $5 million of its common stock. The repurchases may take place in the open market, in private transactions, or otherwise, and pursuant to any trading plan that may be adopted in accordance with applicable securities laws and regulations, including Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”). The timing and amount of common stock purchased will depend on a variety of factors, including the availability of common stock, general market conditions, the trading price of the common stock, alternative uses for capital, and the Company’s financial performance. Open market purchases will be conducted in accordance with Rule 10b-18 under the Exchange Act and applicable legal requirements. The repurchase program does not have an expiration date and may be suspended, terminated, or modified at any time for any reason. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

Overview

On May 8, 2024, we announced that our Board of Directors had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”). During December 2024, we announced a cost restructuring plan as part of our strategic review process. On June 14, 2025, we entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which we sold substantially all of our outstanding equity interest pertaining to the Professional segment on September 8, 2025. The Professional segment financial results for periods prior to the sale have been reflected as discontinued operations in our Unaudited Consolidated Financial Statements, see “Note 3 - Discontinued Operations.”

We currently operate primarily within the United States of America in our Property Management segment. Our Property Management segment provides office and maintenance field talent in 44 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(dollars in thousands)
Revenues	$26,895	$29,824	$71,284	$80,096
Cost of services	17,235	19,128	45,654	50,461
Gross profit	9,660	10,696	25,630	29,635
Selling, general, and administrative expenses	10,223	11,363	31,804	32,365
Gain on contingent consideration	(450)	—	(450)	—
Depreciation and amortization	824	336	1,411	1,007
Operating loss	(937)	(1,003)	(7,135)	(3,737)
Interest expense, net	(1,570)	(1,222)	(4,595)	(3,518)
Loss from continuing operations before income taxes	(2,507)	(2,225)	(11,730)	(7,255)
Income tax (expense) benefit from continuing operations	(571)	413	1,461	1,402
Net loss from continuing operations	$(3,078)	$(1,812)	$(10,269)	$(5,853)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	64.1	64.1	64.0	63.0
Gross profit	35.9	35.9	36.0	37.0
Selling, general, and administrative expenses	38.0	38.1	44.6	40.4
Gain on contingent consideration	(1.7)	—	(0.6)	—
Depreciation and amortization	3.1	1.1	2.0	1.3
Operating loss	(3.5)	(3.4)	(10.0)	(4.7)
Interest expense, net	(5.8)	(4.0)	(6.4)	(4.4)
Loss from continuing operations before income taxes	(9.3)	(7.4)	(16.4)	(9.1)
Income tax (expense) benefit	(2.1)	1.4	2.0	1.8
Net loss from continuing operations	(11.4)%	(6.0)%	(14.4)%	(7.3)%

Thirteen Week Fiscal Period Ended September 28, 2025 (“Fiscal 2025”) Compared with Thirteen Week Fiscal Period Ended September 29, 2024 (“Fiscal 2024”)

	Thirteen Weeks Ended
	September 28, 2025	September 29, 2024
	(dollars in thousands)
Revenues	$26,895	$29,824
Gross Profit	$9,660	$10,696
Gross Profit Percentage	35.9%	35.9%

Revenues: Revenues decreased approximately $2.9 million (9.8%). The decrease was primarily due to a 12.0% reduction in billed hours, which was driven by a combination of lower demand from cost pressures on property owners and property management companies and increased competition in certain markets.

Gross Profit: Gross profit decreased approximately $1.0 million (9.7%), which is in line with revenues with a partial offset by higher permanent placement business that have no cost of service.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses decreased $1.1 million (10.0%), primarily due to reduced compensation costs on less headcount. The components of selling, general, and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	September 28, 2025		September 29, 2024
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$5,672	21.1%	$6,477	21.7%	$(805)	(12.4)%
General and administrative:
Compensation and related	2,073	7.7	2,348	7.9	(275)	(11.7)%
Software	750	2.8	694	2.3	56	8.1%
Liability insurance	333	1.2	251	0.8	82	32.7%
Professional fees	131	0.5	437	1.5	(306)	(70.0)%
Share-based compensation	545	2.0	285	1.0	260	91.2%
Strategic alternatives review	482	1.8	526	1.8	(44)	(8.4)%
Other	237	0.9	345	1.2	(108)	(31.3)%
Total	$10,223	38.0%	$11,363	38.2%	$(1,140)	(10.0)%

Depreciation and Amortization: Depreciation and amortization charges increased $0.5 million (145.2%) primarily due to higher amortization of intangible assets for computer software.

Interest Expense, net: Interest expense, net increased $0.3 million (28.5%) primarily from the adjustment of amortization of debt issuance costs from paying the BMO Bank, N.A. (“BMO”) balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional.

Income Tax (Expense) Benefit: Income tax (expense) benefit increased $1.0 million primarily due to a $1.5 million valuation allowance recorded in Fiscal 2025 against certain net deferred tax assets to offset future tax benefits that may not be realized.

Thirty-nine Week Fiscal Period Ended September 28, 2025 (“Fiscal 2025”) Compared with Thirty-nine Week Fiscal Period Ended September 29, 2024 (“Fiscal 2024”)

	Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024
	(dollars in thousands)
Revenues	$71,284	$80,096
Gross Profit	$25,630	$29,635
Gross Profit Percentage	36.0%	37.0%

Revenues: Revenues decreased approximately $8.8 million (11.0%). The decrease was primarily due to a 12.3% reduction in billed hours, which was driven by a combination of lower demand from cost pressures at the property management companies and increased competition in certain markets with partial offsets by higher property owners and permanent placement business, average bill rate, and as well as multi-family property owners.

Gross Profit: Gross profit decreased approximately $4.0 million (13.5%) which is in line with revenues with a partial offset by higher permanent placement business that have no cost of service.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses decreased $0.6 million (1.7%) primarily due to reduced compensation costs on less headcount. The components of selling, general, and administrative expense are detailed in the following table:

	Thirty-nine Weeks Ended
	September 28, 2025		September 29, 2024
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$17,495	24.5%	$18,713	23.4%	(1,218)	(6.5)%
General and administrative:
Compensation and related	6,318	8.9	7,027	8.8	(709)	(10.1)%
Software	2,197	3.1	1,920	2.4	277	14.4%
Liability insurance	868	1.2	752	0.9	116	15.4%
Professional fees	1,334	1.9	1,369	1.7	(35)	(2.6)%
Share-based compensation	850	1.2	725	0.9	125	17.2%
Strategic alternatives review	2,116	3.0	874	1.1	1,242	142.1%
Other	627	0.9	985	1.2	(358)	(36.3)%
Total	$31,804	71.7%	$32,365	40.4%	$(560)	(1.7)%

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.4 million (40.1%) primarily due to higher amortization of intangible assets for computer software.

Interest Expense, net: Interest expense increased $1.1 million (30.6%) primarily from the adjustment of amortization of debt issuance costs from the BMO May 2025 Waiver and Amendment and then paying the balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional.

Income Tax Benefit: Income tax benefit increased $0.1 million primarily due to increased net loss before taxes and a higher effective tax rate in Fiscal 2025, which was partially offset by a $1.5 million valuation allowance recorded Fiscal 2025 against certain net deferred tax assets to offset future tax benefits and lower state tax expense.

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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, costs associated with the Strategic alternatives review, software as a service costs, and certain non-cash expenses such as share-based compensation expense, as well as certain specific events that management does not consider in assessing our on-going operating performance. Omitting interest, taxes, and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and equipment and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net loss from operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(dollars in thousands)
Net loss from continuing operations	$(3,078)	$(1,812)	$(10,269)	$(5,853)
Income tax (expense) benefit	571	(413)	(1,461)	(1,402)
Interest expense, net	1,570	1,222	4,595	3,518
Operating loss	(937)	(1,003)	(7,135)	(3,737)
Depreciation and amortization	824	336	1,411	1,007
Gain on contingent consideration	(450)	—	(450)	—
Share-based compensation	545	286	850	725
Strategic alternatives review	482	526	2,116	874
Software as a service	516	179	950	417
Transaction fees	—	1	—	42
Aged receivable adjustment	—	(250)	1,070	758
Adjusted EBITDA from continuing operations	980	75	(1,188)	86
Adjusted EBITDA Margin (% of revenue)	3.6%	0.3%	(1.7)%	0.1%
(Loss) income from discontinued operations	(1,929)	1,008	(2)	3,496
Adjustments to discontinued operations	2,073	2,885	4,429	6,144
Adjusted EBITDA from discontinued operations	144	3,893	4,427	9,640
Adjusted EBITDA, net	$1,124	$3,968	$3,239	$9,726

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity were cash generated from operations and borrowings under our amended and restated credit agreement with BMO, that provided for a revolving credit facility (the “Revolving Facility”). On September 8, 2025, we paid the balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional. We declared a $2.00 per share special dividend which was paid on September 30, 2025, which means we currently hold approximately $20.0 million in available cash to fund the business. Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, contingent consideration, and debt payments. We believe that the cash generated from operations, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain new debt or equity capital.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional growth opportunities within the next year that could require new debt or equity financing. If we are unable to secure new financing at favorable terms in order to pursue such additional growth opportunities, our ability to pursue such opportunities could be materially and adversely affected.

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	September 28, 2025	December 29, 2024
	(dollars in thousands)
Working capital from continuing operations	$31,503	$6,897

	Thirty-nine Weeks Ended
	September 28, 2025	September 29, 2024
	(dollars in thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$(1,771)	$16,427
Investing activities	91,406	(1,063)
Financing activities	(48,497)	(15,364)
Net change in cash and cash equivalents discontinued operations	34	194
Net change in cash and cash equivalents	$41,172	$194

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

During Fiscal 2025, net cash used in operating activities from continuing operations was $1.8 million, a decrease of $18.2 million compared with net cash provided by operating activities from continuing operations of $16.4 million for Fiscal 2024. The decrease is primarily due to decreased receipts on accounts receivable and partially offset by decreased payments on accrued payroll and expenses.

Investing Activities

Cash provided by investing activities from continuing operations consists primarily of net proceeds from the sale of BGSF Professional of approximately for $91.5 million, which was partially offset by minimal capital expenditures.

In Fiscal 2025, capital expenditure were minimal. In Fiscal 2024, we made capital expenditures of $1.1 million primarily related to the continued information technology improvements.

Financing Activities

Cash flows from financing activities from continuing operations consisted principally of borrowings and payments under our credit agreement and payment of dividends.

For Fiscal 2025, we paid off our Term Loan, Revolving Facility, and Convertible Note of $32.7 million, $10.2 million, and $4.4 million, respectively. For Fiscal 2024, we reduced our Revolving Facility by $17.2 million, we borrowed on a delayed term loan and made a payment of $4.3 million of contingent consideration related to the Arroyo Consulting acquisition, we disbursed $1.6 million in cash dividends on our common stock, and we paid down $0.9 million on the Term Loan.

Non-Cash Transaction

We accrued $22.4 million for the disbursement of our September 30, 2025 cash dividends of our common stock.

Credit Agreements

On September 8, 2025, we paid the balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional.

On July 16, 2019, we entered into a Credit Agreement, which would have matured on July 16, 2024, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. We entered into four amendments from August 18, 2022 through May 19, 2023, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), exercised the option to borrow $40.0 million, required 2.5% of the original principal balance of the new term loan, permitted a foreign entity acquisition, modified the distributions terms, and increased a revolving credit facility by $6.0 million.

On March 12, 2024, the Credit Agreement was amended and restated (the “Restated Agreement”), which provided for a Revolving Facility which permitted us to borrow funds in an aggregate amount up to $40 million. The Restated Agreement also provided for a term loan commitment, which permitted us to borrow funds from time to time (the “Term Loan”). In July 2024, we exercised the option to borrow on a delayed draw term loan of $4.3 million related to payments on the Arroyo Consulting Acquisition's working capital “true up”, hold backs, and year one contingent consideration. On November 6, 2024, we entered into the First Amendment to Restated Agreement, which reduced the availability on the Revolving Facility an aggregate amount up to $20 million.
On March 13, 2025, we entered into a Waiver and Second Amendment to Restated Agreement in which the lenders unanimously waived noncompliance with the covenants as of December 29, 2024 and March 30, 2025 and a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8.0 million. On May 7, 2025, we entered into a Waiver and Amendment in which the lenders unanimously waived noncompliance on the requirement of least $2.0 million in cash equity contributions by extending the deadline and adding the option of subordinated debt. On August 4, 2025, we entered into a Waiver and Amendment in which the lenders unanimously waived noncompliance with the foregoing covenants as of June 29, 2025 and that provided that we would finalize and close the sale BGSF Professional no later than September 30, 2025.

We were required to repay the Term Loan in quarterly principal installments equal to 2.5% of the aggregate principal balance. We paid an unused commitment fee on the daily average unused amount of Revolving Facility. Our obligations were secured by a first priority security interest in substantially all our tangible and intangible property. We obtained the waivers described above for the non compliance with the foregoing financial covenants and certain affirmative covenants as of the quarters ended December 29, 2024, March 30, 2025, and June 29, 2025.

Off-Balance Sheet Arrangements

Letter of Credit

In conjunction with the EdgeRock acquisition, we entered into a standby letter of credit arrangement, which expired, for purposes of protecting a lessor against default on lease payments. As of December 29, 2024, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million and no liability had been recorded, all of which was considered usage against our Revolving Facility. On September 8, 2025, we assigned the related lease in the sale of BGSF Professional.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions we enter into in the normal course of business. Our primary market risk exposure relates to inflation risks. Through the current period, we have been able to moderate the negative impacts of an inflationary market by adjusting our pricing model.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended September 28, 2025, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Sale and the other transactions contemplated by the Equity Purchase Agreement may adversely affect the retained business.

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

Because BGSF has fewer revenues and assets following the Sale, there is a possibility that such reduced revenues and assets may affect our ability to satisfy NYSE’s continued listing standards, which could result in the delisting of our common stock.

The continued listing standards of NYSE include, among other things, requirements that we maintain certain levels of stockholders’ equity, total assets, total revenue, market capitalization and/or minimum trading price. Even though we currently satisfy these requirements, following the Sale, our business is currently smaller, which may cause us to fail to satisfy NYSE’s continued listing standards. In the event that we are unable to satisfy such continued listing standards, our common stock may be delisted from NYSE. Any delisting of our common stock from such market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. MINE SAFETY DISCLOSURES
 Not applicable.

ITEM 5. OTHER INFORMATION
 Trading Plans

During the fiscal quarter ended September 28, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.7
Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of August 4, 2025, by and among BGSF, Inc., the Guarantors and Lenders signatories thereto, and BMO Bank N.A., as Administrative Agent (incorporated by reference from the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2025)

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 7, 2025