Form 10-K
period 2025-12-28
BGSF, INC.
filed 2026-03-30
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K
_______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 001-36704
BGSF, INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________

Delaware			26-0656684
(State of Incorporation)			(I.R.S. Employer Identification Number)

14901 Quorum Drive, Suite 800	Dallas	Texas	75254
(Address of Principal Executive Offices)			(Zip Code)

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 27, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $65,490,985 (based on the closing sale price of the Registrant’s common stock on June 27, 2025 as reported on the NYSE).

As of March 30, 2026, there were 11,243,967 shares of the Registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to our future financial or operating performance, future plans and objectives, competitive positioning, requirements for additional capital, government regulation of operations and the timing and possible outcome of litigation and regulatory matters. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including statements that address activities, events or developments that we, or our subsidiaries, expect or anticipate may occur in the future, are forward-looking statements. Often, but not always, forward-looking statements can be identified by use of forward-looking words such as “aim,” “potential,” “may,” “could,” “can,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” “predict,” “ongoing,” “project,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations. Forward-looking statements are based on certain assumptions and analyses made by us, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Readers are cautioned not to put undue reliance on such forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and known and unknown risks, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among other things, general business, economic, competitive, political and social uncertainties, the actual results of current operations, industry conditions, intellectual property and other proprietary rights, liabilities inherent in our industry, pandemics, accidents, labor disputes, delays in obtaining regulatory approvals or financing and general market factors, including interest rates, equity markets, business competition, changes in government regulations. Additional risks and uncertainties include, but are not limited to, those listed under “Item 1A. Risk Factors.”

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

Part I
ITEM 1. BUSINESS.

Overview and History

BGSF, Inc. (“BGSF,” “we,” or the “Company”) is a leading national provider of staffing and workforce solutions for the Property Management industry. We operate primarily within the U.S. through our Property Management segment, which provides maintenance and office field talent across 44 of the states and D.C. to property management companies responsible for the apartment communities and commercial buildings day to day operations.

We provide field talent to a variety of client partners that are seeking to match their workforce requirements to their business needs. We employ a diverse operating model, both from a skill set and a geographic standpoint, which we believe mitigates downside revenue risk.

Our workforce services consist of on-demand or short-term assignments and direct hire placements in the Property Management industry. Short-term workforce solutions assist employers in dealing with field talent demands caused by such factors as seasonality, fluctuations in client partner demand, vacations, illnesses, parental leave, and special projects without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining permanent field talent. As more and more companies focus on effectively managing variable costs and reducing fixed overhead, the use of short-term workforce solutions allows companies to utilize a contingent approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

The field talent we assign to our Property Management client partners are our employees, although our client partners generally provide on-the-job direction, control and supervision.

Management believes that our workforce solutions and the field talent performing these workforce solutions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.

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

We commenced operations on October 17, 2007, primarily focused on the light industrial staffing industry. In June 2010, we purchased the interests of BG Personnel Services, LP and BG Personnel, LP and purchased the common stock of B G Staff Services, Inc. This acquisition laid the foundation for our entrance into the Property Management (“PM”) staffing industry. The PM business revenue at time of acquisition was $23.0 million and grew over time to $93.3 million in 2025 strictly through organic growth. During the same time period through, a series of acquisitions, we diversified into the professional services markets, which included consulting and staffing solutions for both information technology and finance and accounting as well as managed solutions services, which included both workforce solutions and fixed fee arrangements. In 2024, we engaged with an advisory firm to develop a long-term strategy for the business. This effort resulted in the sale of the Professional segment in September 2025 to INSPYR Solutions. The Professional segment’s financial results have been reflected in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows as discontinued operations. See “Note 4 - Discontinued Operations” in our Consolidated Financial Statements included elsewhere in this report for additional information.

On March 21, 2022, we completed the sale to Sentech Engineering Services, Inc. of substantially all of the assets pertaining to our Light Industrial segment providing field talent primarily to manufacturing, distribution, logistics, and call center client partners which operated under the “InStaff” trade name.

Our Industry

The property management workforce solution industry supplies field talent to client partners, helping them minimize the cost and effort of workforce planning. These workforce solutions also enable the client partner to rapidly respond to changes in business conditions, and in some cases to convert fixed labor costs to variable costs. Workforce solution companies act as intermediaries in matching available field talent to client partner assignments.

The property management workforce solution market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing workforce solutions has increased due to low barriers to entry. During recessionary periods, the number of companies has decreased through consolidation, bankruptcies, or other events.

The property management workforce solution industry is large and highly fragmented having only 3 firms with national scale. While the size of the temporary staffing market is not defined in industry data, a recent market study commission by the Company estimated that our core market and near term adjacency market to be approximately $1.5 billion. Workforce solution providers compete both to recruit and retain a supply of field talent and to attract and retain client partners to use these workers. Client partner demand for workforce solutions is dependent on the overall strength of the labor market and trends toward greater workforce flexibility.

Our Operations

With the sale of the Professional segment in September 2025, we have focused our operations on the Property Management segment.

We also review the Company’s performance on a regional and strategic account level as well. Managers are held accountable for the performance within the respective areas of responsibility. We believe this level of review provides managers the appropriate information on how the performance of their areas of responsibility compares to other areas within the company. This also allows managers and team members to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, and quality standards.

Financial Information about Geographic Areas

Refer to Notes 1 and 2 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference.

Our Client Partners

We currently provide property management workforce solutions to small and medium-sized property management companies and property owners in the multi-family and commercial markets.. As is common in the industry, our engagements to provide workforce solutions to our client partners are generally of a non-exclusive, short-term nature and subject to termination by the client partner with little or no notice. No client partner accounted for more than 10% of our revenues in fiscal years 2025, 2024, or 2023.

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

We market our workforce solutions to client partners and field talent candidates via both national and local advertising activities. A significant portion of our total marketing efforts comes from direct marketing via email and telephone solicitation. Promotions consists of pay per click advertising, search engine marketing, social media, trade publications, job boards and events. As well, reputation management is a promotional utility that serves as the first impression; interactions on reviews, comments, posts, direct messages, etc. give our followers a cursory notion of our values and business practices. We market our hiring and career management advice through all digital platforms (websites, social media, and blogs) and have expanded our use of job boards and aggregators in all aspects of sales and recruitment. Joint marketing arrangements have been entered into with major software partners. We actively seek endorsements and affiliations with professional organizations in the , apartment community and commercial buildings.. To enhance public recognition of us and our workforce solutions, we conduct public relations activities and team members are encouraged to be active in civic organizations and industry trade groups in their local communities.

Growth Strategy
We are committed to growing our operations. Our continuing operations has grown from $23.0 million in 2010 when we purchased BG Personnel Services and BG Staff Services, which provided entrance into the Property Management industry, to $93.3 million in 2025 strictly through organic growth.

While we have not used acquisitions in the past to grow the Property Management segment, we will evaluate acquisition opportunities as they present themselves. Additionally, we are committed to continue to grow our operations in our current markets, as well as expand into new markets within the industries that we currently serve.

We are organized to handle many of the administrative functions at our home office location so that our Property Management segment operations can focus on business development and the effective development of job placements and recruiting and assignment of field talent.

We continue to invest in technology and process improvements, as necessary, to ensure that we are operating at optimal productivity and performance. In 2025, we began to invest in AI tools to aid our efforts in recruiting and onboarding field talent. This investment will deepen our engagement with clients and elevate the experience of working with us as an innovative workforce. We believe these investments will help differentiate BGSF from our competitors. In 2022, the Company completed the three-year information technology improvement project authorized by the Board to enhance its processes. These workstreams included improvements to applications in front office, middle office, back office, modern workplace, IT infrastructure, and project management.

Competition

There are about 27,000 total staffing and recruiting companies, however data on the number of companies that participate in the property management market is not available because many companies operate across a wide spectrum of staffing markets. The workforce solutions market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and specialized workforce solution companies. Some of our competitors have significantly more marketing and financial resources than we do. Price competition in the industry is intense. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

Seasonality and Other Fluctuations

Our business experiences seasonal fluctuations. Our quarterly operating results are affected by the number of billing days in a quarter, as well as the seasonality of our client partners’ business. Demand for our Property Management workforce solutions typically increases in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall, first quarter demand can be affected by adverse weather conditions in the winter months.

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

Team Members

As of January 29, 2026, we employed approximately 189 team members working remotely or in our various market locations in the United States.

Field Talent

In addition to our team members, BGSF matches talent with our client partners. In 2025, we placed approximately 9,600 individuals in positions with our client partners. In significantly all of these instances, we remain the employer of record for substantially all of our talent working at our client partner locations. This means that we retain responsibility for all assignments, wages, benefits, workers’ compensation insurance, and the employers’ share of applicable payroll taxes as well as the administration of the team members’ share of these taxes. Also, working with us gives our talent access to competitive health and benefit programs. Eligible talent can participate in a defined contribution plan and the 2020 Employee Stock Purchase Plan (“2020 ESPP”).

Compensation and Benefits

BGSF is committed to providing competitive, equitable and fiscally responsible total rewards programs to our team members. Our compensation programs are designed to attract, retain and reward talented individuals who possess the skills necessary to achieve our strategic goals and create long-term value for our shareholders. We provide team members with competitive compensation opportunities, with pay for performance opportunities that include a mix of base salary, commissions, short-term incentives and, in the case of our more senior team members, long-term equity awards. We believe that our programs provide fair and competitive opportunities that align team member and shareholder interests. In addition to cash and equity compensation, we also offer team members competitive benefits such as life and health (medical, dental and vision) insurance, paid time off including volunteer time off, wellness benefits, education/tuition reimbursement, a defined contribution retirement plan with BGSF matching contributions, and our 2020 ESPP. In the first quarter of 2025, our 2020 ESPP expended all of the available shares approved by shareholders and the plan was suspended. We subsequently received approval for additional shares to allocate to the plan at BGSF’s annual shareholder meeting. BGSF is currently evaluating the restarting of this plan.

Diversity, Equity, and Inclusion and Belonging

We are committed to fostering an inclusive workforce. Our responsibility commitment is overseen by executive leadership, along with board-level oversight led by our Nominating and Governance Committee. In September 2020, we formed a diversity, equity and inclusion council called Voices Inspiring Inclusion, Belonging, and Equity (“VIIBE”), which represents broad perspectives across our organization. In August 2022, we launched our first two team member resource groups: African American/Black Employees & Allies and Working Parents and Allies. During 2023, we launched our third team member resource group, Pride and Allies. Our team member resource groups focus on creating a strong sense of belonging within our work culture, raising awareness about obstacles standing in the way of team member success, gaining collaborative support from allies, and driving equitable opportunities throughout the organization for all. The essential work of VIIBE has continued to align its work with the development of foundational pillars of excellence that promote this philosophy. We are focused on how we source, recruit, develop, appreciate, and leverage perspectives and experiences of underrepresented talent. This focus will extend to our collaboration with client partners, selection of vendor partners, engagement in our communities and prioritization of overall work-life harmony. Our commitment to diversity, equity and inclusion does not sit with a singular individual, but with every BGSF team member. BGSF leaders will continue to be provided additional inclusive-leadership growth opportunities, understanding the importance of mitigating biases, as an ongoing effort to shape our future talent pool selections, onboard new talent, and support future career trajectories.

As of December 5, 2025, we employed approximately 2,243 people, of which 8% were internal team members and 92% were field talent supporting our client partners across the country.

•Women represented 36% of all team members, and underrepresented minorities (“URMs”, defined as those who identify as Black/African American, Hispanic/Latinx, Native American/Alaska Native, Asian, Native Hawaiian/Pacific Islander and/or two or more races) represented 71% of our all of our reporting team members (8% of team members in contingent roles chose not to disclose this information);

•Women represented 77% of our internal team members and 74% of internal team members in managerial and leadership roles; and

•URMs represent 52% of our internal team members and 30% of internal team members in managerial and leadership roles identified as URMs.

Our focus is to ensure BGSF is cultivating equality and equity, while recognizing and celebrating our differences at work, in our homes, and out in the communities.

Community Involvement

In 2025, we were committed to sustainability initiatives which guided our interactions with our workforce, vendor partners, and client partners. Through our volunteering time off program, we had 144 individuals volunteer over 1,400 hours and donated over $60,000 for philanthropic purposes, including volunteer hours from our first Service Week, which was spearheaded by our Employee Resource Groups (ERGs). Our ongoing dedication to community service was also emphasized by adding an “S” for Service to our GIIFTS (Growth Integrity Innovation Fun Teamwork Service). Focusing on impactful community events, we continued sponsorship of the State Fair of Texas’s Youth Agricultural Job Interview Contest, the Heart Walk with the American Heart Association and the Steps of Success 5K for the Transformation Life Center. We also continued to be involved with student development through the Junior Achievement organization. Our global investment in professional development initiatives delivered over 10,000 educational hours to 2,200 individuals. During 2026, we will remain dedicated to sustainability, employee development, and community impact.

Team Engagement

As part of BGSF’s continued initiative to provide its team members with feedback opportunities, in 2025, we conducted several pulse surveys to understand team member needs and provide support. Survey results were analyzed and reviewed by our senior leadership, as well as shared with individual managers, who were then tasked with taking action based on their team members’ confidential feedback (both quantitative and qualitative). By paying close attention to the results, both at an aggregate enterprise level as well as at a department/business/workgroup level, we have been able to continue the enhancement of our culture of rewards and recognition, drive efforts to promote inclusion and diversity, increase communication in support of team member well-being and modernize our approach to foster a culture of continuous learning and feedback. In 2025, team members recognized our BGSF values through our “BIG Deal” platform by sending over 3,300 awards to their fellow team members.

Learning and Development

We emphasize team member development and learning as a priority for the organization. We believe learning and development are key elements to overall retention, engagement, and team member experience strategy. Our strategy is designed to empower team members to reach their full potential, and we provide a wide range of development programs, opportunities, and resources needed to be successful. As we continue to develop the BGSF University, our goal is to provide a variety of learning channels including instructor-led, facilitated custom workshops, leader-led, cohort and mentorships, self-paced, e-learning and a catalog of vendor-provided courses, videos, resources, and books. We are committed to the organization’s overall health and providing career progression by providing individual development, readiness, and transition plans as a part of our talent review and succession planning process. In 2025, we had over 10,000 hours spent in upskilling the workforce, with over 3,200 going through our training programs.

Intellectual Property

We own or have rights to various copyrights, trademarks, service marks, trade names and domain names used in our business, including, but not limited to, BGSF, BG Staffing, BG Staffing Group, BG Personnel Services, BG Temporary Staffing, BG Multifamily, BG Talent, bgsf.com, and bgstaffing.com. In 2023, the Board of Directors (“Board”) approved, and we completed, management’s plan to rebrand as BGSF, eliminating various current trade names.

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

The workforce solution market is highly competitive with limited barriers to entry. We compete in national, regional and local markets with approximately 27,000 full service and specialized workforce solution companies. Market data is not available on the number of firms involved in property management because many companies operate across a wide spectrum of staffing markets. The number of firms involved in property management services is very large.

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

Geographic revenue in excess of 10% of our consolidated revenue from continuing operations in fiscal year 2025 and the related percentage for fiscal years 2024 and 2023 was generated in the following areas:

	2025	2024	2023
Texas	28%	25%	26%

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

Because demand for workforce solutions is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for such workforce solutions typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling, general, and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling, general, and administrative expenses to a certain level without negatively impacting the long-term potential of our brand. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our client partners become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may materially suffer.

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

We depend on our ability to attract and retain qualified field talent who possess the skills and experience necessary to meet the workforce solution requirements of our client partners. We must continually evaluate our base of available qualified personnel to keep pace with changing client partner needs. Competition for individuals with proven relevant professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available. Our success is substantially dependent on our ability to recruit and retain qualified field talent.

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

We may make acquisitions and enter into new business initiatives, including, but not limited to, dispositions, joint ventures, and strategic investments, as part of our long-term business strategy. These acquisitions and new business initiatives may involve significant challenges and risks, including that they may not advance our business strategy, that we may not realize a satisfactory return on our investment, that we may experience difficulty in integrating operations, or diversion of management’s attention. We may be unable to identify suitable acquisition candidates in the future. Moreover, acquisitions may require substantial capital needs and the incurrence of additional indebtedness which may change significantly our capitalization and results of operations. Further, these acquisitions could result in post-closing discovery of material undisclosed liabilities of the acquired business or assets, title or other defects with respect to acquired assets, discrepancies or errors in furnished financial statements or other information or breaches of representations made by the sellers, or the unexpected loss of key team members or client partners from acquired businesses. These events could cause material harm to our operating results or financial condition.

We may incur debt that could adversely affect our financial health and prevent us from fulfilling our obligations or put us at a competitive disadvantage.

We have utilized and may utilize, debt for acquisitions. Our level of debt and any limitations imposed on us by our lenders could have a material impact on investors, including the requirement to use a portion of our cash flow from operations for debt service rather than for our operations and the need to comply with the various covenants associated with any such debt. Additionally, we may not be able to obtain debt financing for future working capital, capital expenditures or other home office purposes or may have to pay more for such financing. We could also be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions, or we may be disadvantaged compared to competitors with less leverage.

We have significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations, we may not be able to meet payroll requirements.

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

We derive working capital for our operations through cash generated by our operating activities. Our available sources of capital are limited and we do not currently have access to a revolving credit facility. We may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms, or at all.

We typically experience significant seasonal and other fluctuations, and we aggressively manage our cash flow to ensure adequate funds to meet working capital needs. Such management steps include working to improve collections, adjusting the timing of cash expenditures and managing operating expenses. However, such steps may not always be successful.

We could be required to write-off goodwill or intangible assets in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $1.1 million and $3.0 million, respectively, at the end of fiscal year 2025. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our results of operations. For example, in 2023, the Board approved management’s plan to rebrand as BGSF, eliminating various current trade names.

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

We are subject to changes in tax rates, the adoption of new tax legislation, and exposure to additional tax liabilities.

We are subject to taxes in numerous jurisdictions. Due to economic and political conditions, tax laws and tax rates for income taxes and other non-income taxes in various jurisdictions may be subject to significant change. The application of tax laws may be uncertain, require significant judgment, and be subject to differing interpretations. We are also subject to the examination of its tax returns and other tax matters by tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. The outcome of such examinations is inherently uncertain. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our business, results of operations, financial condition, and stock price may be materially adversely affected.

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

Because we have fewer revenues and assets following the sale of the Professional segment, there is a possibility that such reduced revenues and assets may affect our ability to satisfy NYSE’s continued listing standards, which could result in the delisting of our common stock.

The continued listing standards of NYSE include, among other things, requirements that we maintain certain levels of stockholders’ equity, total assets, total revenue, market capitalization, and/or minimum trading price. Even though we currently satisfy these requirements, following the sale of the Professional segment, our business is currently smaller, which may cause us to fail to satisfy NYSE’s continued listing standards. In the event that we are unable to satisfy such continued listing standards, our common stock may be delisted from NYSE. Any delisting of our common stock from such market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition, and results of operations.

We will likely issue additional common stock in the future, which would dilute the holdings of our existing stockholders.

In the future we may issue additional securities up to our total authorized and unissued amounts, including shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option exercises, restricted stock awards, purchases under our 2020 Employee Stock Repurchase Plan, grants under our 2013 Long-Term Incentive Plan, future acquisitions or future placements of our securities for capital-raising or other business purposes. Moreover, the exercise of our existing outstanding stock options, which are exercisable for or convertible into shares of our common stock, would dilute our existing common stockholders.

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

We may not pay dividends in the future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently pay a regular dividend and have no plans to do so in the future. We may not pay any cash dividends to holders of our common stock in the future. Any future determination with respect to the payment of dividends will be at the discretion of our Board and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our Board. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Certain provisions of our organizational documents may make it difficult for stockholders to change the composition of our Board and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of us and our stockholders.

The provisions in such certificate of incorporation and bylaws include, among other things, the following:

•a classified Board with three-year staggered terms;
•the ability of our Board to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•stockholder action can only be taken at a special or regular meeting and not by written consent except in limited circumstances;
•advance notice procedures for nominating candidates to our Board or presenting matters at stockholder meetings;
•removal of directors only for cause;
•allowing only our Board to fill vacancies on our Board or increase the size of our Board; and
•super-majority voting requirements to amend certain provisions of our certificate of incorporation.

We have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), a statutory provision that may have the effect of delaying, hindering or preventing some takeovers of our company. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an “interested stockholder,” unless (with certain exceptions) the business combination or the transaction in which the person became an “interested stockholder” is approved in a prescribed manner. Accordingly, we will not be subject to any anti-takeover effects of Section 203. Our certificate of incorporation contains provisions that have the same effect as Section 203, except that they generally provide that Taglich Private Equity LLC, Taglich Brothers, Inc. or any of their respective affiliates or associates, including any investment funds or portfolio companies managed by any of the foregoing, or any other person with whom any of the foregoing act as a group for the purpose of acquiring, voting or disposing of our shares, or any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person, will be excluded from the “interested stockholder” definition in our certificate of incorporation and will therefore not be subject to the restrictions set forth therein that have the same effect as Section 203 of the DGCL.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our Board, they could enable the Board to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.

We have continuing operations through one segment, Property Management, and have substantially eliminated our debt obligations. Any potential transaction or strategic alternatives review process may not be successful, may be costly, may be timing consuming, may be complex, and may be distracting to management’s ability to focus on the Company’s operations.

On May 8, 2024, we announced that our Board had initiated a process to evaluate potential strategic alternatives and had engaged Houlihan Lokey as its financial advisors. On September 8, 2025, we completed the closing of the sale of our Professional segment. As a result of the sale, we paid off substantially all of our outstanding debt obligations, our company size (by revenue) was reduced by over 50%, and we became a staffing solutions company solely focused on the property management market. If potential buyers, investors, or other counterparties demonstrate interest in engaging in a material transaction with us, we may decide to initiate a more fulsome strategic alternatives review process to evaluate any potential interest. Any such process may be costly, time-consuming, and complex, and may distract management’s attention from the operation of our business. There is no assurance any potential interest or process may result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms, or at all. No timetable or definitive course of action has been set. Speculation regarding any developments related to any potential transaction and perceived uncertainties related to the future of the Company could cause our stock price to significantly fluctuate or otherwise materially affect our stockholders, employees, customers, and other business relationships. Even if any transaction is ultimately completed, we may fail to realize all of the anticipated benefits of any transaction, those benefits may take longer to realize than expected, or we may encounter integration or other significant difficulties.

Cost restructuring plans may be costly, time-consuming, and complex, and may not yield the desired results.

We implement or modify cost restructuring plans designed to reduce costs, improve operating performance, and position the Company for profitable growth. Any such cost restructuring plans may be costly, time-consuming, and complex. Speculation and uncertainties regarding any developments related to any cost restructuring plans may cause our stock price to fluctuate significantly or otherwise materially impact our stockholder, employee, customer, supplier, and other business relationships. Even if we successfully implement or modify any cost restructuring plan, we may fail to realize all of the anticipated benefits of any cost restructuring plan, those benefits may take longer to realize than expected, or we may encounter implementation or other difficulties.

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

Management Oversight

Key members of senior management, including our Chief Information Officer (“CIO”), are accountable for our cybersecurity and data privacy programs and is supported by the Board. Under the guidance of the Board, our IT department, under the direction of our CIO, manages day-to-day operations of the security and data privacy functions and proposes changes to our cybersecurity strategy, which is part of our overall information technology strategy. The senior management, including our CIO, and the Board meet frequently to discuss cyber and data operations, privacy programs and risks. Our CIO has extensive information technology and program management experience and has served many years in our corporate information security organization.

Our IT department monitors and manages system infrastructure in an effort to protect us against threats. Our cybersecurity process considers risks from many sources including, but not limited to, alerts, threat intelligence sources, risk assessments, and vulnerability management. Our cybersecurity process includes a risk assessment procedure, a risk evaluation procedure, and a third-party partner to strengthen our cybersecurity controls. These controls are designed to block and/or provide alerts on suspicious activities. Our security team responds as appropriate to risks identified. We maintain an Incident Response Playbook that outlines clear and flexible processes for analyzing and responding to security incidents, including predefined procedures for response and escalation. To ensure preparedness and effectiveness, we conduct periodic tabletop exercises to test incident response capabilities, evaluate the Incident Response Playbook, and maintain coordination among relevant teams.

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

ITEM 2. PROPERTIES.

Our home office is located at 14901 Quorum Drive, Suite 800, Dallas, Texas 75254, and our telephone number is 972-692-2400. We lease our home office, which is approximately 14,124 square feet of space. In the U.S., we operate across 44 states and D.C. We lease all of our offices, which are primarily located throughout in the U.S., through operating leases with terms that range from six months to five years. We also have month to month leases. We believe that our facilities are adequate for our current needs.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following graph compares, through December 28, 2025, the cumulative total return of the Company’s common stock, a peer group index of certain publicly traded workforce solutions companies, and the Russell 3000. The graph assumes the investment of $100 at the beginning of the period depicted in the chart and reinvestment of all dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Periodically, we review companies within our peer group and decide if we need to make any changes. The peer group index represents the cumulative total return of BGSF and similar corporations providing field talent or permanent employment workforce solutions. Our peer group includes: GEE Group, Mastech Digital, and Resources Connection, Inc.

Market Information and Holders

Our common stock is listed on the NYSE under the symbol “BGSF.” The table below contains the market range of high and low prices for our common stock for the fiscal quarters indicated.

Quarter Ended:	High	Low
December 28, 2025	$4.79	$4.68
September 28, 2025	$7.06	$6.83
June 29, 2025	$6.75	$5.80
March 30, 2025	$3.76	$3.59
December 29, 2024	$6.18	$6.07
September 27, 2024	$7.25	$7.06
June 28, 2024	$8.67	$8.35
March 28, 2024	$10.50	$10.18

As of January 29, 2026, our common stock closing price was $5.66 per share.

As of January 29, 2026, there were approximately 2,381 holders of record of our common stock.

Dividends

The board of directors (“Board”) has declared and we have paid the following cash dividends during the fiscal years ended 2025, 2024, and 2023:

Declared Date	Record Date	Distribution Date	Dividend per Share	Amount Paid
September 11, 2025	September 23, 2025	September 30, 2025	$2.00	$22,399,574
Total				$22,399,574

February 8, 2024	February 20, 2024	February 27, 2024	$0.15	$1,639,315
Total				$1,639,315

February 13, 2023	February 23, 2023	March 2, 2023	$0.15	$1,618,485
May 4, 2023	May 15, 2023	May 22, 2023	$0.15	1,625,816
August 9, 2023	August 21, 2023	August 28, 2023	$0.15	1,629,676
November 8, 2023	November 20, 2023	November 28, 2023	$0.15	1,633,272
Total				$6,507,249

We do not currently pay a regular dividend and have no plans to do so in the future. Any future determination with respect to the payment of dividends, including whether to declare a dividend, and, if so, the amount thereof, will be at the discretion of our Board and will be dependent upon, among other things, our financial condition, results of operations, capital requirements, the terms of our then existing indebtedness, contractual restrictions, future prospects, general economic conditions and other factors considered relevant by our Board.

Equity Compensation Plans

The following equity compensation plan information is provided as of December 28, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders
2013 Long-Term Incentive Plan	797,731	$12.30	475,284
2020 Employee Stock Purchase Plan	—	—	250,032
Total	797,731	12.3	725,316

A description of the equity compensation plan is incorporated by reference to Note 15 in the Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In December 2022, we issued 254,455 shares of common stock in a private placement for a value of $3.3 million, and a convertible two-year promissory note of $4.4 million with an annual interest rate of 6% that was convertible into common shares at any time after one year at a conversion price of $17.12 per share at the closing of an acquisition related to BGSF Professional. On January 30, 2025, the convertible note was amended to increase the interest rate to 7% and extended the maturity date to December 12, 2025. The security was subsequently paid off in conjunction with the sale of BGSF Professional and is no longer outstanding.

The foregoing issuance of securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Share Repurchases

On November 5, 2025, the Company's Board approved a stock repurchase program under which the Company may repurchase up to $5.0 million of its common stock. The repurchases may take place in the open market, in private transactions, or otherwise, and pursuant to any trading plan that may be adopted in accordance with applicable securities laws and regulations, including Rule 10b5-1 under the Exchange Act. The timing and amount of common stock purchased will depend on a variety of factors, including the availability of common stock, general market conditions, the trading price of the common stock, alternative uses for capital, and the Company’s financial performance. Open market purchases will be conducted in accordance with Rule 10b-18 under the Exchange Act and applicable legal requirements. The repurchase program does not have an expiration date and may be suspended, terminated, or modified at any time for any reason. The repurchase program does not obligate the Company to purchase any particular number of shares.

During 2025, we repurchased 351,200 shares of the Company's common stock at a cost of $1,520,863 and a weighted average price of $4.33 per share.

A summary of the repurchase activity during 2025, is as follows:

Stock Class	Period	Total number of shares repurchased	Average price paid per share	Maximum value of common stock that may yet be repurchased under current authorization
Common Stock	November 5 through November 30	161,804	$4.12	$4,337,341
Common Stock	December 1 through December 28	189,396	$4.53	$3,479,137
		351,200

Item 6. Selected Financial Data

The following tables set forth our summary consolidated historical financial data from continuing operations. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2025, 2024, and 2023 and the balance sheet data as of December 28, 2025 and December 29, 2024 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2022 and 2021 and the balance sheet data as of December 31, 2023, January 1, 2023, and December 26, 2021 set forth below were derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023	January 1, 2023	December 26, 2021
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$93,310	$104,402	$125,077	$121,093	$92,018
Gross profit	$33,333	$38,369	$49,785	$47,695	$34,969
Selling, general, and administrative expenses	$41,136	$42,902	$45,402	$45,660	$33,226
Contingent consideration adjustment	$(450)	$—	$—	$—	$—
Depreciation and amortization	$1,550	$1,334	$1,313	$1,361	$878
Operating (loss) income	$(8,903)	$(5,867)	$3,070	$674	$865
Interest expense, net	$(4,511)	$(4,921)	$(5,976)	$(1,363)	$(1,433)
Loss before income taxes from continuing operations	$(13,414)	$(10,788)	$(2,906)	$(689)	$(568)
Income tax benefit (expense) from continuing operations	$1,881	$2,084	$831	$(4,261)	$(460)
Loss from continuing operations	$(11,533)	$(8,704)	$(2,075)	$(4,950)	$(1,028)
Income (loss) from discontinued operations, net of tax	$3,826	$5,366	$(8,148)	$12,636	$15,137
(Loss) gain on sale	$(3,723)	$—	$—	$17,675	$—
Net (loss) income	$(11,430)	$(3,338)	$(10,223)	$25,361	$14,109

Net (loss) income per share - basic:
Continuing operations	$(1.05)	$(0.80)	$(0.20)	$(0.47)	$(0.10)
Income (loss) from discontinued operations:
Income (loss)	0.40	0.65	(0.95)	1.21	1.46
(Loss) gain on sale	(0.34)	—	—	1.69	—
Income tax (expense) benefit	(0.05)	(0.16)	0.20	(0.41)	(0.04)
Net (loss) income per share – basic	$(1.04)	$(0.31)	$(0.95)	$2.02	$1.32

Net (loss) income per share - diluted:
Continuing operations	$(1.05)	$(0.80)	$(0.20)	$(0.47)	$(0.10)
Income (loss) from discontinued operations:
Income (loss)	0.40	0.65	(0.95)	1.21	1.45
(Loss) gain on sale	(0.34)	—	—	1.69	—
Income tax (expense) benefit	(0.05)	(0.16)	0.20	(0.41)	(0.04)
Net (loss) income per share – diluted	$(1.04)	$(0.31)	$(0.95)	$2.02	$1.31

Weighted average shares outstanding – basic	11,025	10,896	10,766	10,427	10,367
Weighted average shares outstanding – diluted	11,025	10,896	10,766	10,473	10,417

Non-GAAP Measures
	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023	January 1, 2023	December 26, 2021
	(dollars in thousands, except per share data)
Other Financial Data:
Adjusted EBITDA from continuing operations(1)	$(2,135)	$(1,545)	$6,508	$3,955	$3,208
Cash dividends declared per common share	$2.00	$0.15	$0.60	$0.60	$0.44

Balance Sheet Data from Continuing Operations:
Working capital(2)	$29,116	$6,897	$(38,156)	$22,162	$22,815
Total assets	$57,837	$42,063	$55,766	$53,655	$40,939
Total outstanding borrowings, net	$—	$46,321	$63,114	$66,671	$39,450
Total other long-term liabilities	$398	$698	$866	$586	$2,529
Stockholders’ equity	$48,105	$82,269	$85,536	$100,736	$76,592
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

We define “Adjusted EBITDA” as earnings before interest expense, income taxes, depreciation and amortization expense, costs associated with the evaluation of potential strategic alternatives (“Strategic alternatives review”), transaction fees, software as a service costs, and certain non-cash expenses such as share-based compensation expense. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and intangible assets. We also believe that investors, analysts, and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the reconciliation to Adjusted EBITDA from continuing operations and Same Day EBITDA from continuing operations loss, the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect ongoing operating performance.

Non-GAAP Measures
	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023	January 1, 2023	December 26, 2021
	(dollars in thousands)
Loss from continuing operations	$(11,533)	$(8,704)	$(2,075)	$(4,950)	$(1,028)
Income tax (benefit) expense from continuing operations	(1,881)	(2,084)	(831)	4,261	460
Interest expense, net	4,511	4,921	5,976	1,363	1,433
Operating (loss) income	(8,903)	(5,867)	3,070	674	865
Depreciation and amortization	1,550	1,334	1,313	1,361	878
Contingent consideration adjustment	(450)	—	—	—	—
Share-based compensation	1,006	908	957	989	976
Strategic alternatives review	2,519	962	—	—	—
Software as a service(1)	1,073	669	193	660	319
Transaction fees	—	48	975	271	170
Adjusted receivable adjustment	1,070	401	—	—	—
Adjusted EBITDA from continuing operations	(2,135)	(1,545)	6,508	3,955	3,208
Same day adjustment	—	—	—	(169)	—
Same day EBITDA from continuing operations	$(2,135)	$(1,545)	$6,508	$3,786	$3,208
(1)We capitalize direct costs incurred in cloud computing implementation costs from hosting arrangements, which are reported as a Software as a service and are expensed as incurred in selling, general and administrative expenses.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations from continuing operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. See “Forward-Looking Statements” in this Annual Report on Form 10-K. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Our actual results of operations may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited consolidated financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-K. Financial information provided is based on the results of our continuing operations. Please refer to “Note 4 — Discontinued Operations” in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Our historical financial information may not be indicative of our future performance.

Company Overview

We provide workforce solutions through the Property Management (apartment communities and commercial buildings) segment that operates primarily within the United States of America (“U.S.”). With the acquisitions of BG Personnel, LP and B G Staff Services Inc., we laid the foundation for our entrance into the Property Management (“PM”) staffing industry. Through a series of acquisitions, we diversified into the professional services markets, which included consulting and staffing solutions for both information technology and finance and accounting as well as managed solutions services, which included both workforce solutions and fixed fee arrangements. We have continuing operations in one industry segment, Property Management, and have discontinued operations the Light Industrial and Professional segments.

On May 8, 2024, the Company announced that our Board had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”). During December 2024, the Company announced a cost restructuring plan as part of the strategic review process. On June 14, 2025, the Company entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which the Company sold substantially all of the outstanding equity and net assets pertaining to the Professional segment (“BGSF Professional”) on September 8, 2025. The BGSF Professional financial results for periods prior to the sale have been reflected as discontinued operations in the Unaudited Consolidated Financial Statements, see “Note 4 - Discontinued Operations.”

The Property Management segment provides office and maintenance talent in 44 states and D.C., to property management companies responsible for the apartment communities’ and commercial buildings’ day-to-day operations.

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

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(dollars in thousands)
Revenues	$93,310	$104,402	$125,077
Cost of services	59,977	66,033	75,292
Gross profit	33,333	38,369	49,785
Selling, general, and administrative expenses	41,136	42,902	45,402
Contingent consideration adjustment	(450)	—	—
Depreciation and amortization	1,550	1,334	1,313
Operating (loss) income	(8,903)	(5,867)	3,070
Interest expense, net	(4,511)	(4,921)	(5,976)
Loss before income taxes from continuing operations	(13,414)	(10,788)	(2,906)
Income tax benefit from continuing operations	1,881	2,084	831
Net loss from continuing operations	$(11,533)	$(8,704)	$(2,075)

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Revenues	100.0%	100.0%	100.0%
Cost of services	64.3	63.2	60.2
Gross profit	35.7	36.8	39.8
Selling, general, and administrative expenses	44.1	41.1	36.3
Contingent consideration adjustment	(0.5)	—	—
Depreciation and amortization	1.7	1.3	1.0
Operating (loss) income	(9.6)	(5.6)	2.5
Interest expense, net	(4.8)	(4.7)	(4.8)
Loss before income taxes from continuing operations	(14.4)	(10.3)	(2.3)
Income tax benefit from continuing operations	2.1	2.0	0.7
Net loss from continuing operations	(12.3)%	(8.3)%	(1.6)%

Fifty-two Week Fiscal Year Ended December 28, 2025 (Fiscal 2025) Compared with Fifty-two Week Fiscal Year Ended December 29, 2024 (Fiscal 2024)

Revenues:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024
	(dollars in thousands)
Revenues	$93,310	$104,402
Gross profit	$33,333	$38,369
Gross profit percentage	35.7%	36.8%

Revenues: Revenues decreased approximately $11.1 million (10.6%). The decrease was primarily due to a 12.1% reduction in billed hours, which was driven by a combination of lower demand from cost pressures on property owners and property management companies and increased competition in certain markets with partial offsets by higher permanent placement business, average bill rate, and multi-family property owners.

Gross Profit: Gross profit decreased approximately $5.1 million (13.1%) which is in line with revenues with a partial offset by higher permanent placement business that have no cost of service.

Selling, General, and Administrative Expenses: Selling, general and administrative (“SGA”) expenses decreased $1.8 million (4.1%) primarily due to reduced compensation costs on less headcount offset by an increase in strategic alternatives review. The components of SGA expense are detailed in the following table:

	Fiscal Years Ended
	December 28, 2025		December 29, 2024
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$22,961	24.6%	$24,631	23.6%	$(1,670)	(6.8)%
General and administrative:
Compensation and related	8,290	8.9	9,394	9.0	(1,104)	(11.8)%
Software	2,875	3.1	2,862	2.7	13	0.5%
Liability insurance	1,149	1.2	999	1.0	150	15.0%
Professional fees	1,938	2.1	1,899	1.8	39	2.1%
Share-based compensation	1,006	1.1	908	0.9	98	10.8%
Strategic alternatives review	2,519	2.7	962	0.9	1,557	161.9%
Other	398	0.4	1,247	1.2	(849)	(68.1)%
Total	$41,136	44.1%	$42,902	41.1%	$(1,766)	(4.1)%

Contingent consideration adjustment: As a result of the certain business developments in Fiscal 2025, the Company recognized a $0.5 million contingent consideration adjustment related to the sale of BGSF Professional, see “Note 4 - Discontinued Operations.”

Depreciation and Amortization: Depreciation and amortization charges increased approximately $0.2 million (16.2%) primarily due to higher amortization of intangible assets for computer software depreciation.

Interest Expense, net: Interest expense, net decreased $0.4 million (8.3%) primarily from paying the balance on the amended and restated credit agreement with BMO, using the proceeds from the sale of BGSF Professional, which was partially offset by the write off of amortization of debt issuance costs from the BMO May 2025 Waiver and Amendment.

Income Tax Benefit: Income tax benefit decreased $0.2 million (9.7%) primarily due to an increased net loss before taxes and a lower effective tax rate in Fiscal 2025, which was partially offset by a $1.5 million valuation allowance recorded during Fiscal 2025 against certain net deferred tax assets generated in the sale of BGSF Professional and lower state tax expense.

Fifty-two Week Fiscal Year Ended December 29, 2024 (Fiscal 2024) Compared with Fifty-three Week Fiscal Year Ended December 31, 2023 (Fiscal 2023)

Revenues:

	Fiscal Years Ended
	December 29, 2024	December 31, 2023
	(dollars in thousands)
Revenues	$104,402	$125,077
Gross profit	$38,369	$49,785
Gross profit percentage	36.8%	39.8%

Revenues: Revenues decreased approximately $20.7 million (16.5%). The decrease was primarily due to a reduction in billed hours, which was driven by a combination of increased competition in certain markets and lower demand from cost pressures at the property management companies.

Gross Profit: Gross profit decreased approximately $11.4 million (22.9%). The decrease was primarily due to to a reduction in revenue, which was driven by a combination of increased competition in certain markets, lower demand from cost pressures at the property management companies and lower permanent placement business, which has no cost of service.

Selling, General, and Administrative Expenses: SGA expenses decreased $2.5 million (5.5%) versus prior year, primarily due to expense reduction and cost control efforts in response to the decline in revenues. The components of SGA expense are detailed in the following table:

	Fiscal Years Ended
	December 29, 2024		December 31, 2023
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$24,631	23.6%	$26,427	21.1%	$(1,796)	(6.8)%
General and administrative:
Compensation and related	9,394	9.0	10,215	8.2	(821)	(8.0)%
Software	2,862	2.7	2,720	2.2	142	5.2%
Liability insurance	999	1.0	980	0.8	19	1.9%
Professional fees	1,899	1.8	2,066	1.7	(167)	(8.1)%
Share-based compensation	908	0.9	957	0.8	(49)	(5.1)%
Strategic alternatives review	962	0.9	—	—	962	—%
Other	1,247	1.2	2,037	1.6	(790)	(38.8)%
Total	$42,902	41.1%	$45,402	36.4%	$(2,500)	(5.5)%

Depreciation and Amortization: Depreciation and amortization charges were flat due to the increase in software amortization that was partially offset by the decrease in computer equipment.

Interest Expense, net: Interest expense, net decreased $1.1 million (17.7%) primarily due to reduced accretion in Fiscal 2024 on contingent consideration associated with Arroyo Consulting and the lower average balance on the Revolving Facility, which was partially offset by the increase in debt issuance costs.

Income Tax Benefit: Income tax benefit increased $1.3 million (150.8%) primarily due to a lower taxable loss in Fiscal 2023.

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments, and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity were cash generated from operations and borrowings under our amended and restated credit agreement with BMO, that provided for a revolving credit facility (the “Revolving Facility”). On September 8, 2025, we paid the balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional. We do not currently have access to a revolving credit facility. On September 30, 2025, we paid a $2.00 per share special cash dividend. Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, contingent consideration, and debt payments. We believe that the cash generated from operations will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain new debt or equity capital.

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

A summary of our working capital, operating, investing, and financing activities are shown in the following table:

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
	(dollars in thousands)
Working capital from continuing operations(1)	$29,116	$6,897	$(38,156)

Net cash (used in) provided by continuing operations:
Operating activities	$117	$19,385	$12,922
Investing activities	91,390	(1,217)	(2,152)
Financing activities	(72,521)	(18,136)	(10,770)
Cash and cash equivalents, beginning of year	32	—	—
Net change in cash and cash equivalents, continuing operations	$19,018	$32	$—
(1)The 2023 working capital amount includes the movement of the balances from long-term to current liabilities related to the amended credit agreement with BMO Harris Bank, N.A. (“BMO”) which would have matured on July 16, 2024.

Operating Activities

Cash provided by operating activities consists of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, interest expense, and provision for credit losses. The primary drivers of cash inflows and outflows are accounts receivable, transition services payable, other current assets, and accrued payroll and expenses.

During Fiscal 2025, net cash provided by continuing operating activities was $0.1 million, a decrease of $19.3 million compared with $19.4 million net cash provided by continuing operating activities for Fiscal 2024. This decrease is primarily attributable to decreased receipts on accounts receivable, increased payments on accrued payroll and expenses, increased payments on transition services payable, the recording of an escrow receivable related to the sale of BGSF Professional, and decreased payments on other current assets.

During Fiscal 2024, net cash provided by continuing operating activities was $19.4 million, an increase of $6.5 million compared with $12.9 million net cash provided by continuing operating activities for Fiscal 2023. This increase is primarily attributable to increased receipts on accounts receivable and decreased payments on accrued payroll and expenses.

During Fiscal 2023, net cash provided by continuing operating activities was $12.9 million, an increase of $16.2 million compared with $3.3 million net cash used in continuing operating activities for Fiscal 2022. This increase is primarily attributable to receipts on accounts receivable, payments on accrued payroll and expenses, and payments of deferred employer FICA for the CARES Act in other current liabilities in Fiscal 2022.

Investing Activities

Cash provided by investing activities consists primarily of cash received for business sold and capital expenditures.

In Fiscal 2025, cash provided by investing activities from continuing operations consists primarily of net proceeds from the sale of BGSF Professional of approximately for $91.4 million, which was partially offset by minimal capital expenditures.

In Fiscal 2024, we made capital expenditures of $1.2 million from continuing operations mainly related to continued IT improvements.

In Fiscal 2023, we made capital expenditures of $2.1 million from continuing operations mainly related to continued IT improvements and for software and computer equipment purchased in the ordinary course of business.

Financing Activities

Cash flows from financing activities consisted principally of borrowings and repayments under our credit agreement, special cash dividends, repurchases of our common stock, and contingent consideration paid.

For Fiscal 2025, we paid off our credit agreement of $42.9 million and the convertible unsecured promissory note of $4.4 million. We paid $1.4 million of contingent consideration related to Arroyo Consulting, we paid $22.4 million in cash dividends on our common stock, and repurchased $1.5 million of our common stock.

For Fiscal 2024, we reduced our credit agreement by $15.9 million, we disbursed $1.6 million in cash dividends on our common stock, and we paid $1.3 million in debt issuance costs.

For Fiscal 2023, we disbursed $6.5 million in cash dividends on our common stock and we reduced our Credit Agreement by $4.7 million.

Credit Agreements

On September 8, 2025, we paid the balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional.

On July 16, 2019, we entered into a Credit Agreement. We entered into four amendments from August 18, 2022 through May 19, 2023, which changed the interest rate component from LIBOR (“London Interbank Offered Rate”) to the Secured Overnight Financing Rate (“SOFR”), exercised the option to borrow $40 million, required 2.5% of the original principal balance of the new term loan, permitted a foreign entity acquisition, modified the distributions terms, and increased a revolving credit facility by $6.0 million.

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

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 28, 2025.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years
	(dollars in thousands)
Note payable	$449	$449	$—	$—
Operating lease obligations	786	450	216	120
Contractual cash obligations	$1,235	$899	$216	$120

Off-Balance Sheet Arrangements

Letter of Credit

In conjunction with a previous acquisition, we entered into a standby letter of credit arrangement, which expired, for purposes of protecting a lessor against default on lease payments. As of December 29, 2024, we had a maximum financial exposure from this standby letter of credit totaling $0.1 million and no liability had been recorded, all of which was considered usage against our Revolving Facility. On September 8, 2025, we assigned the related lease in the sale of BGSF Professional.

Critical Accounting Policies and Estimates

We have identified the policies listed below as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Revenue Recognition

We derive our revenues from continuing operations by providing workforce solutions and placement services. Revenues are recognized when promised solutions are delivered to client partners, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We recognize revenue through the following types of services: workforce solutions and contingent placements.

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

Interest Rates

At December 28, 2025, we had paid the balance on the existing credit agreement led by BMO using the proceeds from the sale of BGSF Professional. See “Note 11 - Debt” in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. An increase in interest rates would have no impact on our annual interest expense.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BGSF, Inc., and its subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of their operations and cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2026 expressed an adverse opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Assessment of Realizability of Deferred Tax Assets

Critical Audit Matter Description

As disclosed in Note 2 and Note 10 to the consolidated financial statements, the Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of December 28, 2025, the Company has deferred tax assets of approximately $9.5 million. Auditing management’s assessment of recoverability of deferred tax assets involved subjective estimation and complex auditor judgment in determining whether sufficient future taxable income, including projected pre-tax income, will be generated to support the realization of the existing deferred tax assets before expiration.

How We Addressed the Matter

We evaluated the assumptions used by the Company to develop projections of future taxable income, including the pre-tax income, by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we compared the projections of, and inputs used to calculate pre-tax income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future pre-tax income with other forecasted financial information prepared by the Company. We also performed a sensitivity analysis on the significant assumption to evaluate how changes in those assumptions would impact the utilization of the deferred tax assets.

We evaluated the methodology and models used in management’s forecasting of the reversal of deferred income tax assets and liabilities in order to determine whether such methodologies were consistent with GAAP, including management’s consideration of definite-lived deferred income tax balances and indefinite-lived deferred income tax balances.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2013.

Plano, Texas
March 30, 2026

BGSF, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 28, 2025	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$19,018	$32
Accounts receivable (net of allowance for credit losses of $1,156 and $910, respectively)	11,898	17,148
Escrow receivable	4,950	—
Prepaid expenses	1,126	1,600
Other current assets	1,458	2,213
Current assets of discontinued operations	—	24,354
Total current assets	38,450	45,347

Property and equipment, net	244	608
Other assets
Deposits	1,938	2,003
Software as a service, net	3,002	4,068
Deferred income taxes, net	9,496	7,849
Right-of-use asset - operating leases, net	630	1,083
Intangible assets, net	3,003	4,385
Goodwill	1,074	1,074
Noncurrent assets of discontinued operations	—	83,694
Total other assets	19,143	104,156
Total assets	$57,837	$150,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$503	$80
Accrued payroll and expenses	4,441	4,868
Transition services payable	3,064	—
Long-term debt, current portion (net of debt issuance costs of $0 and $24, respectively)	—	3,801
Accrued interest	—	223
Income taxes payable	76	212
Note payable	449	—
Convertible note	—	4,368
Severance payable, current portion	392	—
Lease liabilities, current portion	409	544
Current liabilities of discontinued operations	—	11,824
Total current liabilities	9,334	25,920

Line of credit (net of debt issuance costs of $0 and $770, respectively)	—	5,625
Long-term debt, less current portion (net of debt issuance costs of $0 and $198, respectively)	—	32,527
Severance payable, less current portion	100	—
Lease liabilities, less current portion	298	698
Noncurrent liabilities of discontinued operations	—	3,072
Total liabilities	9,732	67,842

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized, 11,227,197 and 11,038,623 shares issued and outstanding, respectively	112	110
Additional paid in capital	71,445	70,260
(Accumulated deficit) retained earnings	(21,874)	11,956
Treasury stock of 355,150 and 3,930 shares, respectively	(1,578)	(57)
Total stockholders’ equity	48,105	82,269
Total liabilities and stockholders’ equity	$57,837	$150,111

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and dividend amounts)

Years ended December 28, 2025, December 29, 2024, and December 31, 2023

	2025	2024	2023
Revenues, net	$93,310	$104,402	$125,077
Cost of services	59,977	66,033	75,292
Gross profit	33,333	38,369	49,785
Selling, general, and administrative expenses	41,136	42,902	45,402
Contingent consideration adjustment	(450)	—	—
Depreciation and amortization	1,550	1,334	1,313
Operating (loss) income	(8,903)	(5,867)	3,070
Interest expense, net	(4,511)	(4,921)	(5,976)
Loss before income taxes from continuing operations	(13,414)	(10,788)	(2,906)
Income tax benefit from continuing operations	1,881	2,084	831
Loss from continuing operations	(11,533)	(8,704)	(2,075)
Income (loss) from discontinued operations:
Income (loss)	4,423	7,080	(10,253)
Loss on sale	(3,723)	—	—
Income tax (expense) benefit	(597)	(1,714)	2,105
Net loss	$(11,430)	$(3,338)	$(10,223)

Net (loss) income per share - basic and diluted:
Net loss from continuing operations	$(1.05)	$(0.80)	$(0.20)
Net income (loss) from discontinued operations:
Income (loss)	0.40	0.65	(0.95)
Loss on sale	(0.34)	—	—
Income tax (expense) benefit	(0.05)	(0.16)	0.20
Net loss per share - basic and diluted	$(1.04)	$(0.31)	$(0.95)

Weighted average shares outstanding:
Basic and Diluted	11,025	10,896	10,766

Cash dividends declared per common share	$2.00	$0.15	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

Years ended December 28, 2025, December 29, 2024, and December 31, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total
Stockholders’ equity, January 01, 2023	—	10,772	$108	$(38)	$67,003	$33,663	$100,736
Share-based compensation from continuing operations	—	—	—	—	957	—	957
Share-based compensation from discontinued operations	—	—	—	—	72	—	72
Issuance of restricted shares, net of 2,085 shares of treasury stock	—	57	1	(19)	(23)	—	(41)
Issuance of ESPP shares	—	54	—	—	512	—	512
Exercise of common stock options	—	5	—	—	30	—	30
Cash dividends declared	—	—	—	—	—	(6,507)	(6,507)
Net loss from continuing operations	—	—	—	—	—	(10,223)	(10,223)
Stockholders’ equity, December 31, 2023	—	10,888	109	(57)	68,551	16,933	85,536
Share-based compensation from continuing operations	—	—	—	—	908	—	908
Share-based compensation from discontinued operations	—	—	—	—	81	—	81
Issuance (cancellation) of restricted shares	—	51	1	—	(1)	—	—
Issuance of ESPP shares	—	61	—	—	459	—	459
Exercise of common stock options	—	39	—	—	262	—	262
Cash dividends declared	—	—	—	—	—	(1,639)	(1,639)
Net loss from continuing operations	—	—	—	—	—	(3,338)	(3,338)
Stockholders’ equity, December 29, 2024	—	11,039	$110	$(57)	$70,260	$11,956	$82,269

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)

Years ended December 28, 2025, December 29, 2024, and December 31, 2023

		Common Stock
	Preferred Stock	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total
Stockholders’ equity, December 29, 2024	—	11,039	$110	$(57)	$70,260	$11,956	$82,269
Share-based compensation from continuing operations	—	—	—	—	1,006	—	1,006
Share-based compensation from discontinued operations	—	—	—	—	47	—	47
Issuance (cancellation) of restricted shares	—	157	2	—	(2)	—	—
Repurchase of common stock, 351,200 shares	—	—	—	(1,521)	—	—	(1,521)
Issuance of ESPP shares	—	31	—	—	134	—	134
Cash dividends declared	—	—	—	—	—	(22,400)	(22,400)
Net loss	—	—	—	—	—	(11,430)	(11,430)
Stockholders’ equity, December 28, 2025	—	11,227	$112	$(1,578)	$71,445	$(21,874)	$48,105

 The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years ended December 28, 2025, December 29, 2024, and December 31, 2023

	2025	2024	2023
Cash flows from operating activities
Net loss	$(11,430)	$(3,338)	$(10,223)
Net (income) loss from discontinued operations	(3,826)	(5,366)	8,148
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	113	152	183
Amortization	1,437	1,182	1,130
Loss on sale of discontinued operations	3,723	—	—
Loss on disposal of property and equipment	164	3	10
Contingent consideration adjustment	(450)	—	—
Amortization of debt issuance costs	1,022	425	199
Interest expense on note payable	136	—	—
Provision for credit losses	1,857	1,859	798
Share-based compensation	1,006	908	957
Deferred income taxes	(1,647)	378	(4,214)
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,393	8,188	(815)
Escrow receivable	(4,950)	—	—
Prepaid expenses	563	928	(333)
Other current assets	(346)	794	2,944
Deposits	66	593	(27)
Software as a service	1,073	669	193
Accounts payable	423	(14)	(492)
Accrued payroll and expenses	618	(1,716)	(1,000)
Transition services payable	3,064	—	—
Accrued interest	(223)	(215)	165
Income taxes payable	(80)	103	(478)
Severance payable	492	—	—
Other current liabilities	—	—	(1,000)
Operating leases	(82)	(85)	(23)
Other long-term liabilities	4,001	13,937	16,800
Net cash (used in) provided by continuing operating activities	117	19,385	12,922
Net cash provided by discontinued operating activities	25	4,994	7,464
Net cash (used in) provided by operating activities	142	24,379	20,386

Cash flows from investing activities
Proceeds from business sold	91,528	—	—
Capital expenditures	(138)	(1,217)	(2,152)
Net cash provided by (used in) continuing investing activities	91,390	(1,217)	(2,152)
Net cash used in discontinued investing activities	(193)	(423)	(7,362)
Net cash provided by (used in) investing activities	91,197	(1,640)	(9,514)

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

Years ended December 28, 2025, December 29, 2024, and December 31, 2023

	2025	2024	2023
Cash flows from financing activities
Net payments under line of credit	(10,220)	(18,479)	2,312
Proceeds from issuance of long-term debt	—	4,250	—
Principal payments on long-term debt	(32,725)	(1,700)	(7,008)
Payments of convertible note	(4,368)	—	—
Payments of dividends	(22,400)	(1,639)	(6,507)
Issuance of ESPP shares	134	459	512
Issuance of shares under the 2013 Long-Term Incentive Plan	—	262	(10)
Note payable paid	(1,392)	—	—
Payments of debt issuance costs	(29)	(1,289)	(69)
Repurchase of common stock	(1,521)	—	—
Net cash used in continuing financing activities	(72,521)	(18,136)	(10,770)
Net cash used in discontinued financing activities	—	(4,250)	(102)
Net cash used in financing activities	(72,521)	(22,386)	(10,872)
Net change in cash and cash equivalents, continuing operations	18,818	353	—
Less: net change in cash and cash equivalents, discontinued operations	(168)	321	—
Cash and cash equivalents, beginning of year, continuing operations	32	—	—
Cash and cash equivalents, end of year, continuing operations	$19,018	$32	$—

Supplemental cash flow information:
Cash paid for interest, net - continuing operations	$3,266	$4,475	$4,668

Cash paid for taxes (federal), net of refunds - continuing operations	$—	$4	$630
Cash paid for taxes (state), net of refunds
Continuing operations	335	469	518
Discontinued operations	170	212	230
Total cash paid for taxes (state), net of refunds	$505	$685	$1,378

The accompanying notes are an integral part of these consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. (the “Company”) provides workforce solutions through the Property Management segment that operates primarily within the United States of America (“U.S.”). The Property Management segment provides office and maintenance talent in 44 states and D.C., to property management companies responsible for the apartment communities’ and commercial buildings’ day-to-day operations.

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

On May 8, 2024, the Company announced that our board of directors (“Board”) had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”). During December 2024, the Company announced a cost restructuring plan as part of the strategic review process. On June 14, 2025, the Company entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which the Company sold substantially all of the outstanding equity and assets pertaining to the Professional segment (“BGSF Professional”) on September 8, 2025. The BGSF Professional financial results for periods prior to the sale have been reflected as discontinued operations in the Consolidated Financial Statements, see “Note 4 - Discontinued Operations.”

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company has a 52/53 week fiscal year. Fiscal years for the consolidated financial statements included herein are for the 52 weeks ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively, referred as Fiscal 2025, 2024, and 2023, respectively.

Reclassifications

Certain reclassifications have been made to the 2024 and 2023 financial statements to conform with the 2025 presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the consolidated financial statements include the allowance for credit losses, goodwill, intangible assets, lease liabilities, and income taxes. Additionally, the valuation of share-based compensation expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and convertible debt. The carrying values of accounts receivable, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of bank debt approximates fair value due to the variable nature of the interest rates under the credit agreement with BMO Bank, N.A. (“BMO”) that provided for a revolving credit facility and term loan and current rates available to the Company for debt with similar terms and risk. On September 8, 2025, the Company paid the balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional. See “Note 11 - Debt.”

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of December 28, 2025 and December 29, 2024 or revenue from continuing operations in fiscal years 2025, 2024, and 2023. Geographic revenue from continuing operations in excess of 10% of the Company’s consolidated revenue in fiscal year 2025 and the related percentage for fiscal years 2024 and 2023 was generated in the following area:

	December 28, 2025	December 29, 2024	December 31, 2023
Texas	28%	25%	26%

Consequently, weakness in economic conditions in these regions could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, historical credit losses, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. During Fiscal 2025 and Fiscal 2024, the Company identified additional risk pools related to the Property Management segment, which increased the estimate of expected credit losses. The additional risk pool and increased expected credit losses that were identified during 2024 have been resolved. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded as income when received. Changes in the allowance for credit losses from continuing operations are as follows (in thousands):

	December 28, 2025	December 29, 2024
Beginning balance	$910	$161
Provision for credit losses	1,857	1,859
Amounts written off	(1,694)	(1,132)
Recoveries	83	22
Ending balance	$1,156	$910

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

Deposits

The Company maintains guaranteed costs policies for workers’ compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million, which are included in Deposits in the accompanying consolidated balance sheets, as of December 28, 2025 and December 29, 2024, respectively.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as a Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the related software and the amortization is recorded within operating expenses in the accompanying consolidated statements of operations.

The Company reviews its long-lived assets, primarily Property and equipment and Software as a service, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairment triggering events identified with respect to long-lived assets during Fiscal 2025, 2024, or 2023.

Leases

The Company leases all their office space through operating leases, which expire at various dates through 2030. Many of the lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs, which are accounted for separately. Certain of the Company’s lease arrangements contain renewal provisions for 5 years, exercisable at the Company’s option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Contracts with lease and non-lease components are accounted for on a combined basis.

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

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates the recoverability of Intangible assets whenever events or changes in circumstances indicate that an Intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all Intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. In Fiscal 2023, management decided to eliminate the use of various trade names and go to market under the BGSF brand. Management’s rebranding created an impairment charge of $22.5 million included in discontinued operations. There were no impairment indicators identified during Fiscal 2025 or 2024.

Goodwill

Goodwill represents the difference between the total consideration paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined there was no impairment indicators for goodwill assets during Fiscal 2025, 2024, or 2023.

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

Revenue Recognition

The Company derives its revenues from continuing operations by providing workforce solutions and placement services through the Property Management segment. Revenues are recognized when promised services are delivered to client partners, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues from continuing operations as presented on the consolidated statements of operations represent services rendered to client partners less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

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

Contract field talent revenues - Field talent revenues from contracts with client partners are recognized over time in the amount to which the Company has a right to invoice, as the services are rendered by the Company’s field talent.

Contingent placement revenues - Any revenues associated with workforce solutions that are provided on a contingent basis are recognized at a point in time once the contingency is resolved, as this is when control is transferred to the client partner, usually when employment candidates start their employment.

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

Refer to Note 18 for disaggregated revenues by functional specialization and segment.

Payment terms in the Company’s contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 28, 2025 or December 29, 2024. There were no revenues recognized during Fiscal 2025 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during Fiscal 2025, 2024, and 2023. The opening balance of accounts receivable at December 31, 2023, was $29.6 million.

Advertising

The Company recognizes advertising expense in selling, general, and administrative expenses as the services are incurred. Total advertising expense from continuing operations was $0.7 million for Fiscal 2025 and Fiscal 2024, respectively, and $0.8 million for Fiscal 2023.

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

	December 28, 2025	December 29, 2024	December 31, 2023
Weighted-average number of common shares outstanding:	11,025	10,896	10,766
Weighted-average number of diluted common shares outstanding	11,025	10,896	10,766

Stock options and restricted stock	668	902	812
Convertible note	—	255	255
Antidilutive shares	668	1,157	1,067

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

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. As of December 28, 2025, the Company's deferred tax assets are primarily composed of $6.8 million relating to net operating loss carryforwards and $2.2 million relating to interest expense carryovers. To the extent there is an ownership change in the Company of 50 percent or greater, as defined by Section 392 of the Internal Revenue Code, the ability to utilize these tax attributes, as well as others, against taxable income may be limited. The Company does not anticipate this limitation to apply.

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. During Fiscal 2025, the Company recorded a $1.5 million valuation allowance recorded against the certain net deferred tax assets related specifically to the sale of BGSF Professional to offset future tax benefits that may not be realized. The valuation allowances recorded relate to capital losses and stock-based compensation. If these items are ultimately utilized, the Company will recognize a tax benefit up to the full amount of the valuation allowance.

The Company follows the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. As of December 28, 2025, we adopted this standard and it has been applied prospectively. This change did not have a significant impact on the Company’s financial statements and disclosures. The Company’s income tax disclosures have been updated to comply with the new requirements, including enhanced disaggregation in the rate reconciliation and additional information regarding income taxes paid by jurisdiction. See “Note 10 - Income Taxes,” for further discussion.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

NOTE 3 - ACQUISITIONS

Arroyo Consulting

On April 24, 2023, the Company acquired substantially all of the assets, and assumed certain of the liabilities, of Arroyo Consulting for cash consideration of $6.8 million. Certain post-closing liabilities were held back of $0.4 million and a partial security for any indemnification obligation was held back for one year of $0.9 million. The purchase agreement further provided for contingent consideration of up to $8.5 million based on the performance of the acquired business for the two years following the date of acquisition. The purchase price at closing was paid out of funds under the Company’s credit agreement led by BMO, see “Note 11 - Debt”. The purchase agreement contained a provision for a “true up” of acquired working capital, which was paid on July 1, 2024, out of the delayed draw funds under the Company's credit agreement along with the hold backs and the year one payment of $4.3 million for contingent consideration.

The acquired business was assigned to the Professional segment. The acquisition of Arroyo Consulting allowed the Company to provide clients a cost effective alternative offering nearshore and offshore IT resources specializing in IT and software development with operations in the United States, Colombia, and India.

The Fiscal 2023 consolidated statement of operations included thirty-six weeks for approximately $14.8 million of revenue and $4.0 million of discontinued operations income, which included $0.7 million in discontinued amortization expense on acquisition intangibles.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final purchase price was allocated to the discontinued assets acquired and discontinued liabilities as follows (in thousands):

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

The allocation of the discontinued intangible assets was as follows (in thousands):

	Estimated Fair Value	Estimated Useful Lives
Covenants not to compete	$356	5 years
Client partner list	11,235	10 years
Computer software	170	5 years
Total	$11,761

The Company incurred costs of $0.6 million in Fiscal 2024 and 2023 related to the Arroyo Consulting acquisition. These costs were expensed as incurred in discontinued selling, general, and administrative expenses.

Supplemental Unaudited Pro Forma Information

The Company estimates what would have been reported if the revenues and net loss from discontinued operations had taken place on the first day of the Company’s Fiscal 2023 (in thousands, except income per share):

December 31, 2023
Revenues	$195
Gross profit	$64
Net loss	$11
Net loss per share - basic and diluted	$1.01

Pro forma discontinued net loss includes amortization of primarily client partner lists, interest expense on additional borrowings on the new term loan and the revolving facility (the “Revolving Facility”) (see “Note 11 - Debt”) at a rate of 7.1%. The tax benefit of the pro forma adjustments at an effective tax rate of 22.3%. The pro forma operating results include adjustments to Arroyo Consulting related to synergy adjustments for expenses that would be duplicative and other non-recurring, non-operating and out of period expense items once integrated with the Company. There were no material nonrecurring adjustments.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts set forth above are not necessarily indicative of the results that would have been attained had the Arroyo Consulting acquisition taken place on the first day of Fiscal 2023 or of the results that may be achieved by the combined enterprise in the future.

NOTE 4 – DISCONTINUED OPERATIONS

On June 14, 2025, the Company entered into an Equity Purchase Agreement (“EPA”) with INSPYR Solutions Intermediate, LLC (“INSPYR”), pursuant to which the Company sold to INSPYR substantially all of the outstanding equity and assets pertaining to BGSF Professional. The sale closed on September 8, 2025, for cash proceeds of $91.5 million (which includes a $2.3 million working capital adjustment as provided in the EPA) plus $5.2 million in holdback escrow accounts. Under the terms of the EPA, INSPYR acquired certain assets and equity interests, and assumed certain liabilities and obligations of the Company pertaining to BGSF Professional. In March 2026, the Company received one holdback escrow payment and the working capital adjustment totaling approximately $4.4 million.

The EPA contained customary representations and warranties, covenants (including certain non-competition and non-solicitation covenants restricting the Company with respect to the professional staffing business), closing conditions, and indemnification provisions. The EPA also included a payment obligation related to the June 10, 2025 letter agreement with Arroyo Consulting, LLC related to the payout of $2.5 million in contingent consideration where by the Company assumed a portion of this obligation and paid $1.2 million at closing and the remaining $0.6 million in monthly installments (“Note payable”). After the close of the transaction, the Company began providing certain back-office services to INSPYR for a limited period of time.

The BGSF Professional financial results for periods prior to the sale have been reflected in our Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows as discontinued operations. The financial results of BGSF Professional are as follows (in thousands):

	Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Revenue	$112,856	$168,098	$188,090
Cost of services	77,340	113,603	126,091
Gross profit	35,516	54,495	61,999
Selling, general, and administrative expenses	27,516	42,433	43,246
Gain on contingent consideration	—	(1,452)	—
Depreciation and amortization	3,577	6,434	6,461
Impairment loss	—	—	22,545
Income (loss) from discontinued operations before taxes	$4,423	$7,080	$(10,253)

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary carrying amount of assets, liabilities, and equity included as part of discontinued operations (in thousands):

December 29, 2024
Cash and cash equivalents	$321
Accounts receivable (net of allowance for credit losses of $223)	23,046
Prepaid expenses	885
Other current assets	102
Total current assets	24,354
Property and equipment, net	529
Deposits	88
Software as a service, net	370
Deferred income taxes, net	607
Right of-use-assets-operating leases, net	3,891
Intangible assets, net	20,131
Goodwill	58,078
Total other assets	83,694
Total assets classified as discontinued operations	$108,048

Accrued payroll and expenses	$8,133
Contingent consideration, current portion	2,662
Lease liabilities, current portions	1,029
Total current liabilities	11,824
Lease liabilities, less current portion	3,072
Total noncurrent liabilities	3,072
Other long-term liabilities (intercompany)	32,195
Total liabilities classified as discontinued operations	47,091

Retained earnings	60,957
Total liabilities and equity classified as discontinued operations	$108,048

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consist of the following at (in thousands):

	December 28, 2025	December 29, 2024
CARES Act receivable	$280	$1,661
Income tax receivable	457	513
State payroll tax receivable	322	—
Federal payroll tax receivable	399	—
Other	—	39
	$1,458	$2,213
CARES Act Receivable

The Employee Retention Credit (“ERC”) was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act allows relief to businesses affected by the coronavirus pandemic, by providing payment to employers for qualified wages and health insurance benefits for team members. The CARES Act applies to taxes incurred from March 27, 2020, through the second quarter of 2021. ERC claims are subject to examination by the Internal Revenue Service (“IRS”). The Company’s claims may be audited by the IRS until the expiration of the applicable statute of limitations, which may extend for several years from the date the original or amended payroll tax returns were filed. As of Fiscal 2025, the Company has not received notice of examination related to its ERC claims and received $1.4 million.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at (in thousands):

	December 28, 2025	December 29, 2024
Leasehold improvements	$351	$349
Furniture and fixtures	273	270
Computer systems	948	1,296
	1,572	1,915
Accumulated depreciation	(1,328)	(1,307)
Property and equipment, net	$244	$608

Total depreciation expense from continuing operations in Fiscal 2025, 2024, and 2023 was $0.1 million, $0.2 million, and $0.2 million, respectively.

NOTE 7 - LEASES

The Company’s future continuing operating lease obligations that have not yet commenced are immaterial. Short-term leases and subleases were immaterial. The supplemental balance sheet and cash flow information related to the Company's operating leases were as follows at (dollars in thousands):

	December 28, 2025	December 29, 2024	December 31, 2023
Weighted average remaining lease term of continuing operating leases	2.6 years	2.8 years	2.8 years
Weighted average discount rate for continuing operating leases	8.3%	7.8%	7.5%
Cash paid for continuing operating leases	$610	$726	$485
Continuing operating lease expense	$528	$641	$462
Right-of -use assets obtained in exchange for new operating lease liabilities	$—	$366	$910

The undiscounted annual future minimum lease payments of continuing operations consist of the following at (in thousands):

December 28, 2025
2026	$450
2027	122
2028	94
2029	96
2030	24
Total lease payment	786
Imputed interest	(79)
Present value of lease liabilities	$707

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following (in thousands):

	December 28, 2025
	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lives:
Goodwill	$1,074	$—	$1,074

Finite lives:
Client partner lists	$905	$905	$—
Computer software	7,746	4,743	3,003
Total	$8,651	$5,648	$3,003

	December 29, 2024
	Gross Value	Accumulated Amortization	Net Carrying Value
Indefinite lives:
Goodwill	$1,074	$—	$1,074

Finite lives:
Client partner lists	$905	$905	$—
Computer software	8,570	4,185	4,385
Total	$9,475	$5,090	$4,385

Estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

Fiscal Years Ending:
2026	$531
2027	499
2028	435
2029	435
2030	427
Thereafter	676
Total	$3,003

Total amortization expense from continuing operations for Fiscal 2025, 2024, and 2023 was $1.4 million, $1.2 million and $1.1 million, respectively. In Fiscal 2025, the Company reclassified $0.1 million from property and equipment related to the new features on the IT infrastructure.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACCRUED PAYROLL AND EXPENSES AND TRANSITION SERVICES PAYABLE

Accrued payroll and expenses consist of the following at (in thousands):

	December 28, 2025	December 29, 2024
Payroll	$1,047	$1,339
Payroll related	1,218	991
Bonuses and commissions	664	375
Vendor services	763	569
Other	749	1,594
Accrued payroll and expenses	$4,441	$4,868

Transition services payable consists of the following:

Subsequent to the closing of the sale of BGSF Professional (See “Note 4 - Discontinued Operations”), the Company provided certain transitional back-office services to INSPYR for a limited period. These services included processing and paying accounts payable and payroll, and collecting trade accounts receivable through the Company's bank accounts. The transition service payable account balance represents the amount either due to or due from INSPYR. Due to changing cash inflows and outflows, the balance swings between a receivable and a payable. As of December 28, 2025, the account balance of $3.1 million represented a payable to INSPYR. The account will only be settled when both parties agreed the expected cash flows were representative of a long term trend.

NOTE 10 - INCOME TAXES

The Company derives its revenue from operations in the United States and any foreign activity from discontinued operations is immaterial. For the fiscal years ended, December 28, 2025, December 29, 2024, and December 31, 2023, the Company incurred a loss before income tax provision from continuing operations of $13.4 million, $10.8 million, and $2.9 million, respectively. The Company’s income tax benefit (expense) for the fiscal years are comprised of the following at (in thousands):

	December 28, 2025	December 29, 2024	December 31, 2023
Current:
Federal	$219	$766	$776
State	(6)	2	(76)
Total current provision for taxes	213	768	700
Deferred:
Federal	1,319	1,045	97
State	349	271	34
Total deferred provision for taxes	1,668	1,316	131
Federal from discontinued operations	(494)	(895)	1,857
State from discontinued operations	(103)	(819)	248
Income tax benefit	$1,284	$370	$2,936

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the tax computed at statutory federal rate after the adoption of ASU 2023-09 is as follows (in thousands):

	December 28, 2025
U.S. federal statutory tax rate	$2,817	21%
State and local income taxes, net of federal	388	3
Work Opportunity Tax Credit, net	396	3
Changes in valuation allowance
Unrealized capital loss carryforward	(1,029)	(8)
Unrealized share based compensation	(491)	(3)
Nontaxable and nondeductible items	(200)	(1)
Income tax benefit from continuing operations	1,881	15
Income tax expense from discontinued operations	(597)	(5)
Income tax benefit	$1,284	10%

A reconciliation of the provision for income taxes to the tax computed at statutory federal rate before the adoption of ASU 2023-09 is as follows (in thousands):

	December 29, 2024		December 31, 2023
U.S. federal statutory tax rate	$2,265	21%	$610	21%
State and local income taxes, net of federal	216	2	(29)	(1)
Work Opportunity Tax Credit, net	—	—	299	10
Nontaxable or nondeductible items	(397)	(3)	(49)	(2)
Income tax benefit from continuing operations	2,084	20	831	28
Income tax (expense) benefit from discontinued operations	(1,714)	(10)	2,105	(5)
Income tax benefit	$370	10%	$2,936	23%

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income taxes are as follows at (in thousands):

	December 28, 2025	December 29, 2024
Deferred tax assets from continuing operations:
Allowance for credit losses	$290	$239
Goodwill and intangible assets	249	7,130
Accrued payroll and expenses	714	564
Operating lease liabilities	132	160
Business interest expense carryforward	2,215	1,385
Share-based compensation	581	514
Net operating loss carry forward	6,768	767
Deferred tax liabilities from continuing operations:
Prepaid expenses and other current assets	(282)	(610)
Property and equipment	(527)	(2,119)
Operating lease assets	(153)	(181)
Valuation allowance	(491)	—
Net deferred income taxes from continuing operations	9,496	7,849
Net deferred income taxes from discontinued operations	—	606
Net deferred income taxes	$9,496	$8,455

NOTE 11 - DEBT

On September 8, 2025, the Company paid the balance on the existing Term Loan and Revolving Facility using the proceeds from the sale of BGSF Professional. See “Note 4 - Discontinued Operations.”

On July 16, 2019, the Company entered into a credit agreement (the “Credit Agreement”), which would have matured on July 16, 2024 and subsequently canceled, led by BMO, as lead administrative agent, lender, letters of credit issuer, and swing line lender. The Company entered into four amendments from August 18, 2022 through May 19, 2023, which changed the interest rate component from LIBOR to the Secured Overnight Financing Rate (“SOFR”), exercised the option to borrow $40 million, required 2.5% of the original principal balance of the new term loan, permitted a foreign entity acquisition, modified the distributions terms, and increased a revolving credit facility (the "Revolving Facility") by $6.0 million.

On March 12, 2024, the Credit Agreement was amended and restated (the “Restated Agreement”) with a maturity, which provided for a Revolving Facility which permitted the Company to borrow funds in an aggregate amount up to $40 million. The Restated Agreement also provided for a term loan commitment, which permitted the Company to borrow funds from time to time (the “Term Loan”). In July 2024, the Company exercised the option to borrow on a delayed draw term loan of $4.3 million related to payments on the Arroyo Consulting Acquisition's working capital “true up”, hold backs, and year one contingent consideration. On November 6, 2024, the Company entered into the First Amendment to Restated Agreement, which reduced the availability on the Revolving Facility an aggregate amount up to $20 million.

On March 13, 2025, the Company entered into a Waiver and Second Amendment to Restated Agreement in which the lenders unanimously waived noncompliance with the covenants as of December 29, 2024 and March 30, 2025 and established a new definition of Applicable Margin, a reduction of the swing line sublimit to zero, and limiting the aggregate revolving credit borrowings to $8.0 million. On May 7, 2025, the Company entered into a Waiver and Amendment which provided that the lenders unanimously waived noncompliance on the requirement of at least $2.0 million in cash equity contributions by extending the deadline and adding the option of issuing subordinated debt in the amount of $2.0 million. On August 4, 2025, the Company entered into a Waiver and Amendment in which the lenders unanimously waived noncompliance with the foregoing covenants as of June 29, 2025 and the Company would finalize and close the sale BGSF Professional no later than September 30, 2025. During Fiscal 2025, the Company recognized into interest expense approximately $0.8 million related to the amendments on unamortized debt issuances costs.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Line of Credit

On September 8, 2025, the Company paid the balance on the facility using the proceeds from the sale of BGSF Professional and subsequently cancelled the facility. At December 29, 2024, $6.4 million was outstanding on the revolving facilities. The average daily balance while the debt was outstanding for Fiscal 2025, 2024, and 2023 was $7.2 million, $12.4 million, and $23.1 million, respectively. Borrowings under the revolving facilities consisted of and bore interest at (in thousands):

	December 29, 2024
Base Rate	$2,395	10.25%
SOFR	4,000	8.23%
Total	$6,395	8.99%

Long-Term Debt

Long-term debt consisted of and bore interest at (in thousands):

	December 29, 2024
SOFR	$36,550	8.23%
Long-term debt	$36,550

Convertible Note

At December 29, 2024, the Company had a two-year convertible unsecured promissory note of $4.4 million due to the seller with an annual interest rate of 6%, with interest paid quarterly related to the 2022 Horn Solutions acquisition. The promissory note was convertible into shares of our common stock at any time after the one-year anniversary of the promissory note at a conversion price equal to $17.12 per share, prior to the maturity date of December 12, 2024. On January 30, 2025, the Company amended the promissory note which increased the interest rate to 7% and extended the maturity date to December 12, 2025. The Company incurred interest expense related to the convertible note of approximately $0.2 million and $0.3 million for Fiscal 2025 and 2024, respectively. On September 8, 2025, the Company paid the balance on the promissory note using the proceeds from the sale of BGSF Professional.

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

BGSF, Inc. and Subsidiaries
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

There were no transfers between the respective Levels during Fiscal 2025. In connection with the sale of BGSF professional, see “Note 4 - Discontinued Operations”, the Level 3 contingent consideration obligation was converted into a Level 1 note payable. The following table summarizes the financial liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Financial Statement Classification	Fair Value Hierarchy	December 29, 2024
Convertible note	Level 2	$4,368

On September 8, 2025, the Company paid the balance on the convertible note using the proceeds from the sale of BGSF Professional. Key inputs in determining the fair value of the convertible note as of December 29, 2024 included current stock price, the conversion price, and the maturity date. Key inputs in determining the fair value of the contingent consideration, which is included in discontinued operations, as of December 29, 2024 included discount rates of approximately 7% as well as management's estimates of future sales volumes and EBITDA. Before the sale of BGSF Professional, we recognized a gain of $0.5 million on contingent consideration in Fiscal 2025.

NOTE 13 - CONTINGENCIES

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of the loss can be made. No provision has been recorded for any claims as of December 28, 2025 or December 29, 2024.

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

Employment Agreements

The employment agreement for CFO and Co-CEO's, Keith Schroeder was effective as of February 24, 2025 and the agreement remains in effect through December 31, 2027 with successive one-year extensions unless terminated pursuant to its terms. In the event that his employment is terminated by the Company without cause or by him for good reason, he will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for him and his dependents. Additionally, he will become 100% vested in any awards outstanding under the Company’s 2013 Long-Term Incentive Plan, as amended, (“2013 Plan”) or similar plan. Should there be a sale of the Company that results in the termination of his employment, he will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months.

The employment agreement for Co-CEO's, Kelly Brown was effective as of February 24, 2026 and the agreement remains in effect through December 31, 2027 with successive one-year extensions unless terminated pursuant to its terms. In the event that her employment is terminated by the Company without cause or by her for good reason, she will be entitled to (i) twelve months of base salary, (ii) accrued bonus, and (iii) eighteen months of COBRA premiums for her and her dependents. Additionally, she will become 100% vested in any awards outstanding under the 2013 Plan or similar plan. Should there be a sale of the Company that results in the termination of her employment, she will be entitled to all of the amounts listed above, however, base salary shall equal eighteen months.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EQUITY

Authorized capital stock consists of 19,500,000 shares of common stock, par value $0.01 per share and 500,000 shares of undesignated preferred stock, par value $0.01 per share.

Repurchase of Common Stock

On November 5, 2025, the Company's Board approved a stock repurchase program under which the Company may repurchase up to $5.0 million of its common stock. The repurchase program does not have an expiration date and may be suspended, terminated, or modified at any time for any reason. During Fiscal 2025, the Company repurchased 351,200 shares at a weighted average price of $4.33 per share. The repurchased shares are recorded as part of treasury stock and are account for under the cost method. The repurchase program has been used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of December 28, 2025, the Company has approximately $3.5 million available for repurchases under this program.

Restricted Stock

The Company issued net restricted common stock of 157 thousand, 51 thousand, and 57 thousand shares to team members and non-team member (non-employee) directors in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Plan and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

In connection with the vesting portions of the restricted stock, -0-, -0-, and 2,085 shares of company stock, or treasury stock were withheld, to satisfy the withholding obligation in connection with the vesting of a portion of the restricted stock for Fiscal 2025, 2024, and 2023, respectively.

Dividends

For Fiscal 2025, the Company's Board declared a special cash dividend of $2.00 per share of common stock. The dividend was paid on September 30, 2025 to all stockholders of record as of the close of business on September 23, 2025. The Company paid a $22.4 million in the aggregate with respect to this special cash dividend.

For Fiscal 2024, the Company’s Board declared a cash dividend in the amount of $0.15 per share of common stock and disbursed $1.6 million in cash dividend on our common stock.

For Fiscal 2023, the Company's Board declared quarterly cash dividends in the amount aggregate amount of $0.60 per share of common stock and disbursed $6.5 million in cash dividends on our common stock.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHARE-BASED COMPENSATION

Stock Options

In December 2013, the Board adopted the original 2013 Plan. Under the original 2013 Plan team members, directors and consultants of the Company may receive incentive stock options and other awards. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the original 2013 Plan. As of December 28, 2025, a total of approximately 1.3 million shares remain available for issuance under the 2013 Plan.

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

For Fiscal 2025, 2024, and 2023, the Company recognized $0.4 million of compensation expense from continuing operations related to stock awards, respectively. Unamortized share-based compensation expense from continuing operations as of December 28, 2025 amounted to $0.3 million, which is expected to be recognized over the next 2.2 years. The following assumptions were used to estimate the fair value of stock options for the years ended:

	December 28, 2025		December 29, 2024		December 31, 2023
Weighted-average fair value of awards	$3.58		$5.95		$3.00
Weighted-average risk-free interest rate	4.2%		4.0%		4.2%
Dividend yield	$2.00		$0.45		$0.60
Weighted-average volatility factor	56.1%		52.2%		52.8%
Weighted-average expected life	10.0	yrs	10.0	yrs	10.0	yrs

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Options (in thousands)
Awards outstanding at January 1, 2023	821,679	$16.08	6.4	$1,907
Granted	126,470	$10.02
Exercised	(4,800)	$6.25
Forfeited / Canceled	(21,039)	$17.38
Awards outstanding at December 31, 2023	922,310	$15.30	6.0	$104
Granted	40,000	$8.80
Exercised	(38,798)	$6.74
Forfeited / Canceled	(21,900)	$14.31
Awards outstanding at December 29, 2024	901,612	$15.41	5.3	$—
Granted	101,821	$5.34
Forfeited / Canceled	(334,934)	$12.73
Awards outstanding at December 28, 2025	668,499	$13.52	5.2	$52

Awards exercisable at December 29, 2024	717,076	$16.59	4.6	$—
Awards exercisable at December 28, 2025	590,294	$14.36	4.7	$52

The intrinsic value in the tables above is the amount by which the market value of the underlying stock exceeded the exercise price of outstanding options, before applicable income taxes and represents the amount holders would have realized if all in-the-money options had been exercised on the last business day of the period indicated.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 29, 2024	184,536	$7.94
Non-vested outstanding at December 28, 2025	78,205	$3.45

During Fiscal 2025, 2024, and 2023, there were no cashless stock option exercises.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

For Fiscal 2025, 2024, and 2023, the Company recognized $0.6 million of compensation expense related to restricted stock. Unamortized share-based compensation expense as of December 28, 2025 amounted to $0.6 million, which is expected to be recognized over the next 2.0 years. A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted outstanding at January 1, 2023	62,020	$12.21
Issued	57,974	$11.22
Vested	(43,303)	$11.71
Forfeited / Canceled	(967)	$12.62
Restricted outstanding at December 31, 2023	75,724	$11.73
Issued	50,790	$8.86
Vested	(51,694)	$11.38
Restricted outstanding at December 29, 2024	74,820	$10.02
Issued	179,162	$4.70
Vested	(124,750)	$6.59
Restricted outstanding at December 28, 2025	129,232	$5.96

Nonvested outstanding at December 29, 2024	74,820	$10.02
Nonvested outstanding at December 28, 2025	129,232	$5.96

The total fair value of shares vested were $0.6 million, $0.5 million, and $0.8 million for Fiscal 2025, 2024 and 2023, respectively.

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Company’s shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. A total of 250,000 shares of common stock of BGSF, Inc. were initially reserved for issuance pursuant to the 2020 ESPP. For Fiscal 2025, 2024, and 2023, the Company issued approximately 31 thousand, 61 thousand, and 54 thousand shares of common stock under the 2020 ESPP, respectively. During the first quarter of Fiscal 2025, the 2020 ESPP was paused for contributions and purchases because the number of shares allocated had been consumed. At the 2025 Annual Shareholders meeting, additional 250,000 shares of common stock were approved to be allocated to the plan. The Company is currently evaluating the re-start of the 2020 ESPP. The total shares available for issuance at December 28, 2025 is approximately 250 thousand shares.

NOTE 16 - RELATED PARTY TRANSACTIONS

There were no related party transactions in fiscal years 2025, 2024, or 2023.

NOTE 17 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member or field talent’s compensation. The Company contributed $0.5 million from continuing operations to the 401(k) Plan for Fiscal 2025, 2024, and 2023, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - BUSINESS SEGMENT

The Company has continuing operations through one segment of Property Management, which includes centralized support services through executive, marketing, human resources, information technology, accounting, treasury, and billing operations. The chief operating decision-maker (the “CODM”), the President of Property Management and Co-Chief Executive Officers, establish the strategic direction of the Company, priorities, and long-term financial objectives. The CODM is ultimately responsible for evaluating segment performance and making decisions regarding resource allocation. The Property Management segment provides office and maintenance field talent to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The CODM considers variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.

Segment loss from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and all general and administrative expenses. The following table provides a reconciliation of revenue and loss from continuing operations by reportable segment to consolidated results for the periods indicated (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Contract field talent	$91,051	$102,618	$121,827
Contingent placements	2,259	1,784	3,250
Revenue	93,310	104,402	125,077
Compensation and related	59,826	65,870	75,132
Other	151	163	160
Gross profit	33,333	38,369	49,785
Selling:
Compensation	16,866	18,936	21,737
Advertising, occupancy, and travel	1,694	1,837	2,087
Software, insurance, and professional fees	1,634	1,275	1,278
Other	2,767	2,583	1,395
Contributions to overhead	22,961	24,631	26,497
General and administrative:
Compensation	8,290	9,394	10,215
Software	2,875	2,862	2,720
Professional fees	3,087	2,898	3,046
Strategic alternatives review	2,519	962	—
Other	1,404	2,155	2,924
Contingent consideration adjustment	(450)	—	—
Depreciation and amortization	1,550	1,334	1,313
Operating loss	(8,903)	(5,867)	3,070
Interest expense, net	(4,511)	(4,921)	(5,976)
Income tax benefit from continuing operations	1,881	2,084	831
Net loss from continuing operations	$(11,533)	$(8,704)	$(2,075)

Capital expenditures	$138	$1,217	$2,153
Total assets	$57,837	$42,063	$55,091

BGSF, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended December 28, 2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$20,883	$23,506	$26,895	$22,026	$93,310
Gross profit	7,560	8,410	9,660	7,703	33,333
Loss from continuing operations, net of tax	(2,329)	(4,862)	(3,078)	(1,264)	(11,533)
Income from discontinued operations, net of tax	1,607	1,126	158	935	3,826
Loss on sale	—	—	(2,892)	(831)	(3,723)
Net loss	$(722)	$(3,736)	$(5,812)	$(1,160)	$(11,430)

Net (loss) income per share: basic and diluted
Loss from continuing operations, net of tax	$(0.21)	$(0.44)	$(0.27)	$(0.11)	$(1.05)
Income from discontinued operations, net of tax	0.15	0.10	0.01	0.08	0.35
Loss on sale	—	—	(0.26)	(0.07)	(0.34)
Net loss per share - basic and diluted	$(0.06)	$(0.34)	$(0.52)	$(0.10)	$(1.04)

Weighted-average shares outstanding:
Basic and diluted	10,954	11,019	11,079	11,087	11,025

	Fiscal Year Ended December 29, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$24,546	$25,726	$29,824	$24,306	$104,402
Gross Profit	9,343	9,596	10,696	8,734	38,369
Loss from continuing operations, net of tax	(1,869)	(2,082)	(1,812)	(2,941)	(8,704)
Income from discontinued operations, net of tax	1,077	1,321	1,008	1,960	5,366
Net loss	$(792)	$(761)	$(804)	$(981)	$(3,338)

Net (loss) income per share: basic and diluted
Loss from continuing operations, net of tax	$(0.18)	$(0.19)	$(0.16)	$(0.27)	$(0.80)
Income from discontinued operations, net of tax	0.10	0.12	0.09	0.17	0.49
Net loss per share - basic and diluted	$(0.08)	$(0.07)	$(0.07)	$(0.10)	$(0.31)

Weighted-average shares outstanding:
Basic and diluted	10,831	10,880	10,919	10,943	10,896

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our President and Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 28, 2025, because of the material weakness in our internal control over financial reporting, as further described below. Notwithstanding this material weakness, our management concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company, including the President and Co-Chief Executive Officers and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for the Company. The Company’s internal control system was designed to provide reasonable assurance to management and the Company’s Board regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management identified a material weakness in internal control over financial reporting related to the design and documentation of controls over the verification of customer-approved time prior to billing within certain revenue streams of the Company’s Professional division. Specifically, controls were not designed to ensure that customer approvals obtained outside of the Company’s standard system workflow were independently verified and documented prior to invoice generation. The Company performed additional analysis on the majority of the affected transactions and determined that customer approval existed for those transactions, and based on these procedures, no material misstatements were identified.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025, using the criteria established in the COSO Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, due to the material weakness described above, the Company’s internal control over financial reporting was not effective as of December 28, 2025.

This material weakness was primarily associated with a business segment that was divested during Fiscal 2025 and is no longer part of the Company’s ongoing operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 28, 2025, has been audited by Whitley Penn LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BGSF, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BGSF, Inc.’s and its subsidiaries (the “Company”) internal control over financial reporting as of December 28, 2025, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company, as of December 28, 2025 and December 29, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 30, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The following material weakness has been identified and included in management’s assessment:

The Company lacks effectively designed and implemented controls related to the review and approval of revenue within discontinued operations due to the lack of key controls identified by the Company. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

The material weakness is considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended December 28, 2025, of the Company, and this report does not affect our report dated March 30, 2026 on those consolidated financial statements.

/s/ Whitley Penn LLP

Plano, Texas
March 30, 2026

Item 9B.  Other Information.

Trading Plans

During the three months ended December 28, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board Composition
Our board of directors (“Board”) consists of five directors. Our Board has determined that the following directors are “independent” as defined under the rules of the NYSE: C. David Allen, Jr., Richard L. Baum, Donna Carroll, Jr., Douglas E. Hailey, and Paul A. Seid. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board can be filled by resolution of our Board. Our Board is divided into three classes, each serving staggered, three-year terms:
•Our Class I director is Donna Carroll. The term of the director will expire at the 2027 annual meeting of stockholders;
•Our Class II directors are Richard L. Baum, Jr. and Paul A. Seid. The terms of each director will expire at the 2028 annual meeting of stockholders; and
•Our Class III directors are C. David Allen, Jr. and Douglas E. Hailey. The terms of each director will expire at the 2026 annual meeting of stockholders.
As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.

Board Leadership and Role in Risk Oversight

Meetings of our Board (including executive sessions other than executive sessions consisting only of independent directors) are presided over by our Co-Chief Executive Officer, Keith Schroeder. Our Board does not have a formal policy addressing whether or not the roles of chair and chief executive officer should be separate or combined. The directors serving on the Board possess considerable professional and industry experience, significant experience as directors of both public and private companies and a unique knowledge of the challenges and opportunities that the Company faces. As such, the Board believes that it is in the best position to evaluate the needs of the Company and to determine how best to organize the Company’s leadership structure to meet those needs. While the Board believes it is important to retain the flexibility to determine whether the roles of chair and chief executive officer should be separated or combined in one individual, the Board believes that our structure represents the appropriate allocation of roles and responsibilities at this time. Our Board believes that Mr. Schroeder is currently best situated to preside over meetings of our Board because of his familiarity with our business and ability to effectively identify strategic priorities and lead the discussion and execution of strategy. Mr. Schroeder works closely with senior management and various Board members to identify appropriate topics of consideration for the Board and to plan effective and informative Board meetings.

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

Our Audit Committee consists of C. David Allen, Jr., Richard L. Baum, Jr., Donna Carroll and Douglas E. Hailey (Chair). We believe that each qualifies as independent directors according to the rules and regulations of the SEC and NYSE with respect to audit committee membership. We also believe that Mr. Hailey and Mr. Allen qualify as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our Board has adopted a written charter for the Audit Committee, which is available on our home office website under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee
The Compensation Committee is responsible for, among other matters: (1) reviewing key team member (i.e., employee) compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, president and executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans, including our 2013 Long-Term Incentive Plan and our 2020 Employee Stock Purchase Plan. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2025.

 Our Compensation Committee consists of C. David Allen, Jr., Richard L. Baum, Jr (Chair)., Donna Carroll and Paul A. Seid. Our Board has adopted a written charter for the Compensation Committee, which is available on our home office website under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee
We have a Nominating and Corporate Governance Committee, which identifies, evaluates and recommends qualified nominees to serve on our Board, develops and oversees our internal corporate governance processes and maintains a management succession plan. Our Nominating and Corporate Governance Committee charter defines the committee’s primary duties. The Nominating and Corporate Governance Committee will evaluate nominees for director, including nominees recommended by stockholders, using all relevant criteria, including diversity of experience and background. The Nominating and Corporate Governance Committee will consider any director candidates recommended by the Company’s stockholders provided that the notice and information requirements specified by Section 2.06(b)–(c) of the Bylaws (relating to direct stockholder nominations) are complied with. Our Nominating and Corporate Governance Committee consists of Richard L. Baum, Jr. (Chair), Douglas E. Hailey, and Paul A. Seid. A copy of the Nominating and Corporate Governance Committee’s charter is available on our home office website, under the investor relations tab at www.bgsf.com. The information on our website is not part of this Annual Report on Form 10-K.

Other Committees
Our Board may establish other committees as it deems necessary or appropriate from time to time.

Family Relationships
There are no family relationships among any of our executive officers or any of our directors.
Directors

C. David Allen, Jr.

Independent Director
Age: 62
Director Since: 2014
Committees Served: Audit Committee, Compensation Committee

Since March 2024, Mr. Allen has served as Chief Financial Officer of Fortis Healthcare Solutions, a One Equity Partners portfolio company, a provider of healthcare solutions to commercial and government customers across the United States. Starting in 2022, Mr. Allen has served as Chief Financial Officer of Life Sciences Logistics, a Blackstone portfolio company. From 2016 to 2022, Mr. Allen has served as Chief Financial Officer of Smart Start, LLC, a provider of automotive technology products. Prior to Smart Start, from 2015 to 2016, Mr. Allen has served as Chief Financial Officer of Graebel Vanlines Holdings, LLC, a provider of commercial and residential logistics, moving and storage services. Prior to Graebel, from 2009 to 2015, Mr. Allen served as an officer of Snelling Services, LLC, a workforce solutions provider. From 2010 to 2015, Mr. Allen served as President and Chief Executive Officer. From 2009 to 2010 he served as Chief Financial Officer. Prior to Snelling, Mr. Allen served for three years as Chief Operating Officer and six years as Chief Financial Officer for Telvista Inc., a business process outsourcer providing customer relationship management solutions. He earned a Master of Business Administration degree from the Tuck School at Dartmouth College in 1993 and received a Bachelor of Business Administration from Stephen F. Austin State University with honors in 1986. Our Board benefits from Mr. Allen’s extensive experience in the workforce solutions industry as well as his financial expertise.

Richard L. Baum, Jr.

Independent Director
Age: 65
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
Age: 61
Director Since: 2023
Committees Served: Audit Committee, Compensation Committee

Ms. Carroll has served as the Founder and President of Human Factor, LLC, a provider of advisory, consulting, and leadership development services to public sector and non-profit organizations since July 2020. From January 2017 to July 2020, Ms. Carroll served, among other roles, as Chief Sales Officer of Supplemental Health Care, a private healthcare staffing and professional services company. Ms. Carroll is a former advisory Board member of Phaidon International. She attended Kalamazoo Valley Community College and holds a Certificate in Leading Change and Organizational Leadership from the University of Georgia – Terry College of Business, and a Certificate in the Future of Work: Leading Modern Workplaces through the Wharton School of the University of Pennsylvania. Additionally, she is a Certified Professional Coach and COR.E Dynamics | Leadership Dynamics Specialist. Our Board benefits from Ms. Carroll’s substantial experience in the staffing industry.

Douglas E. Hailey

Independent Director
Age: 64
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

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position

Kelly Brown	44	Co-Chief Executive Officer
Keith Schroeder	70	Co-Chief Executive Officer, Chief Financial Officer and Secretary

Kelly Brown assumed the role as Interim-Co Chief Executive Officer in July 2025 and Co-Chief Executive Officer of the Company in February 2026. After finishing her bachelor’s degree at St. Louis University, Kelly began her career in property management in 2003 managing a combination of new lease ups as well as existing communities in St. Louis, Little Rock, Phoenix, and Nashville. After opening our Nashville office as director of sales for BGSF in 2014, Kelly was promoted to regional sales manager in 2015 and Division President in May 2021. Currently, with her extensive multifamily experience, and as our President, Kelly works across all our markets to help maximize the sales performance of the team, as well as to assist in opening new markets and provide strategic direction. Kelly most recently has received her Certified Staffing Professional designation from the American Staffing Association, a credential that covers essential labor and employment law from the staffing perspective. She also has her CAM certification through NAA and has served on the Greater Nashville Apartment Association Board of Directors, co-chairing multiple committees during her terms of service. As well, Kelly currently holds a seat on the National Apartment Association Apartment Careers Committee. Also, she earned her Executive Masters of International Business from St. Louis University in 2021.

Keith Schroeder assumed the role as Chief Financial Officer and Secretary in March 2025, Interim-Co Chief Executive Officer in July 2025, and Co-Chief Executive Officer of the Company in February 2026. Keith brings over 40 years of executive leadership experience in accounting, corporate control and reporting, finance, operations, and CEO and CFO strategic roles. Before BGSF, Mr. Schroeder served as President and Chief Executive of Novipax Buyer, LLC in a carve-out transaction from December 2020 through 2024. Before this, he led as Chief Financial Officer of Novipax LLC from February 2019 to November 2020. Schroeder was also CFO and promoted to President and CEO of Xcaliber International LTD, LLC from 2016 to 2018. Between 2002 and 2016, Schroeder served as CFO for Orchids Paper Products. Earlier in his career, he worked in the large accounting and finance organizations for Cummins Engine Company and Atlas Van Lines, Inc. Mr. Schroeder earned his Bachelor of Science in Business Administration with an Accounting major from the University of Evansville and is a certified public accountant (inactive).

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

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

The Company’s policy is to not grant options (or other equity awards) or allow its insiders to conduct stock trades at times, subject to any allowable trades that might occur pursuant to a 10b5-1 Trading Plan, where MNPI is known or a material transaction is anticipated to occur. See “Insider Trading Policy,” below. Other than as established for black-out periods associated with our quarterly and annual financial statement filings, our executive management will also issue notices of black-out trading periods if they are aware of material transactions which they anticipate closing. The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of performance targets, market conditions, and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages. In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider MNPI to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of MNPI in connection with the granting of equity awards include, where appropriate, oversight by legal counsel and delaying the grant of equity awards until the public disclosure of such MNPI. The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of MNPI for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its stockholders. In the year ended December 29, 2024, no options (or other equity awards) were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

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

Delinquent Section 16(a) Reports

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to Fiscal 2025 were timely made, except for a Form 4 (filed on March 28, 2025) in respect of Keith Schroeder, a Form 3 and Form 4 (filed on July 16, 2025) in respect of Kelly Brown, and two Form 4s (filed on November 10, 2025) in respect of C. David Allen, Jr. and Richard L. Baum, Jr. were not timely filed.

Item 11. Executive Compensation.

Named Executive Officers

Our named executive officers for Fiscal 2025 are:

•Keith Schroeder, our Co-Chief Executive Officer and Chief Financial Officer starting March 2025; and

•Kelly Brown, our Co-Chief Executive Officer starting July 2025; and

•Beth Garvey, Chair, President and Chief Executive Officer until July 2025; and

•John R. Barnett, Chief Financial Officer and Secretary until March 2025.

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During Fiscal 2025, we had four executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (*)	Option Awards ($) (*)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($)		Total ($)

Beth Garvey Chair, President and Chief Executive Officer (through July 2025)	2025	$258,175	$—	$4,313	$145,941	$—	$—	$10,740	(1)	$419,169
	2024	$450,500	$25,427	$46,746	$96,106	$—	$—	$13,800	(1)	$632,579

John Barnett Chief Financial Officer and Secretary (through March 2025)	2025	$81,491	$—	$—	$—	$—	$—	$3,462	(1)	$84,953
	2024	$368,750	$—	$21,781	$15,759	$—	$—	$13,327	(1)	$419,617

Kelly Brown, our Co-Chief Executive Officer	2025	$180,289	$—	$—	$94,334	$—	$—	$4,542	(1)	$279,165
	2024	$—	$—	$—	$—	$—	$—	$—		$—

Keith Schroeder, our Co-Chief Executive Officer, Chief Financial Officer, and Secretary	2025	$281,250	$50,000	$112,485	$94,118	$—	$—	$5,173	(1)	$543,026
	2024	$—	$—	$—	$—	$—	$—	$—		$—

(*)The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 15 Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.
(1)Represents the matching 401(k) contributions made by us.

Agreements with Executive Officers

Co-Chief Executive Officer and Chief Financial Officer

We executed an employment agreement, effective February 24, 2025, with Keith Schroeder pursuant to which Mr. Schroeder serves as our Chief Financial Officer and Secretary through December 31, 2027. The agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. Mr. Schroeder’s annual compensation is evaluated annually. Effective February 24, 2025, Mr. Schroeder’s annual salary was $350,000. In July 2025, he was appointed the role of Interim-Co Chief Executive Officer and in 2026, he was appointed as Co-Chief Executive Officer.

Mr. Schroeder is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation Committee) and, except as stated in his employment agreement, provided that Mr. Schroeder is in our employment on the last day of the fiscal year. Moreover, if certain acquisitions occur during his employment period, and Mr. Schroeder will receive a bonus equal to 1% of the acquired company’s adjusted EBITDA, as determined by the Board, for the first 12 months after the acquisition’s closing date. The Compensation Committee may also grant discretionary bonuses.

In the event that Mr. Schroeder’s employment is terminated by us without cause or by Mr. Schroeder for good reason, Mr. Schroeder will receive as severance installments equal to twelve months of base salary plus COBRA premiums for eighteen months for Mr. Schroeder and his dependents. In the event that Mr. Schroeder’s employment is terminated without cause or by Mr. Schroeder within one year of a change in control, Mr. Schroeder will receive his base salary and COBRA premiums for eighteen months for him and his dependents. Mr. Schroeder will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Mr. Schroeder’s execution of a separation agreement including a general release. In the event that Mr. Schroeder’s employment is terminated by us for cause, or by Mr. Schroeder other than for good reason, we will pay to Mr. Schroeder any monthly salary, bonus, unused vacation, and expense reimbursements, earned or due to Mr. Schroeder but unpaid.

We and Mr. Schroeder have also entered into a confidentiality, non-solicitation, noninterference and non-competition agreement. Pursuant to the agreement, Mr. Schroeder generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of eighteen months following his termination, not to solicit our client partners, interfere with our client partner and supplier relationships, or solicit our team members. Mr. Schroeder also agrees not to compete with us for a period of twelve months after termination.

Mr. Schroeder was granted stock options or restricted stock in Fiscal 2025 as further described under “Outstanding Equity Awards” below.

Co-Chief Executive Officer

In July 2025, Kelly Brown was appointed the role of Interim-Co Chief Executive Officer. We executed an employment agreement, effective February 24, 2026, with Ms. Brown pursuant to which she serves as our President of Property Management Division through December 31, 2027. The agreement remains in effect under successive one-year extensions unless terminated pursuant to its terms. Ms. Brown’s annual compensation is evaluated annually. Effective February 24, 2026, Ms. Brown’s annual salary was $375,000. In 2026, she was appointed as Co-Chief Executive Officer .

Ms. Brown is eligible to receive an annual cash bonus based on achieving certain adjusted EBITDA levels (as defined by the Compensation Committee) and, except as stated in her employment agreement, provided that Ms. Brown is in our employment on the last day of the fiscal year. Moreover, if certain acquisitions occur during her employment period, and Ms. Brown will receive a bonus equal to 1% of the acquired company’s adjusted EBITDA, as determined by the Board, for the first 12 months after the acquisition’s closing date. The Compensation Committee may also grant discretionary bonuses.

In the event that Ms. Brown’s employment is terminated by us without cause or by Ms. Brown for good reason, Ms. Brown will receive as severance installments equal to twelve months of base salary plus COBRA premiums for eighteen months for Ms. Brown and her dependents. In the event that Ms. Brown’s employment is terminated without cause or by Ms. Brown within one year of a change in control, Ms. Brown will receive her base salary and COBRA premiums for eighteen months for her and her dependents. Ms. Brown will also generally be entitled to receive any bonus payable but unpaid, payment for unused vacation days, and unpaid reimbursements. The severance is contingent upon Ms. Brown’s execution of a separation agreement including a general release. In the event that Ms. Brown’s employment is terminated by us for cause, or by Ms. Brown other than for good reason, we will pay to Ms. Brown any monthly salary, bonus, unused vacation, and expense reimbursements, earned or due to Ms. Brown but unpaid.

We and Ms. Brown have also entered into a confidentiality, non-solicitation, noninterference and non-competition agreement. Pursuant to the agreement, Ms. Brown generally agrees not to disclose our confidential information (as defined in the agreement) and, for a period of eighteen months following her termination, not to solicit our client partners, interfere with our client partner and supplier relationships, or solicit our team members. Ms. Brown also agrees not to compete with us for a period of twelve months after termination.

Ms. Brown was granted stock options or restricted stock in Fiscal 2025 as further described under “Outstanding Equity Awards” below.

Beth Garvey resigned as Chair, President and Chief Executive Officer effective July 1, 2025 to purse other interests. In connection with Ms. Garvey’s resignation, on June 14, 2025, B G Staff Services, Inc., a subsidiary of the Company, and Ms. Garvey entered into a Separation Agreement providing for, among other things, and subject to the execution and delivery by Ms. Garvey of a mutual release and her compliance with the obligations under the Separation Agreement, salary continuation payments for 12 months, COBRA reimbursement for up to 18 months, full vesting of outstanding options and restricted shares of common stock, vested options to remain exercisable until their expiration, and additional severance of $ 300,000. Ms. Garvey was not granted stock options or restricted stock in Fiscal 2025 as further described under “Outstanding Equity Awards” below.

John Barnett resigned as Chief Financial Officer and Secretary effective March 17, 2025, and acted as an advisor with BGSF through September 15, 2025. Mr. Barnett’s resignation was part of the Company’s leadership succession plan. Mr. Barrett was not granted stock options or restricted stock in Fiscal 2025 and had no outstanding vested equity awards as of December 28, 2025.

2013 Long-Term Incentive Plan

In December 2013, the Board adopted the 2013 Plan. Under the 2013 Plan team members, directors and consultants may receive incentive stock options and other awards. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock thereunder, such shares shall again be available for issuance under the 2013 Plan, of which 1,273,015 shares remain available for issuance as of December 28, 2025.

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

For more details on our 2013 Plan, see our registration statement on Form S-8 (File No. 333-193014) filed on December 20, 2013, Form S-8 (File No. 333-218869) filed on June 20, 2017, Form S-8 (File No. 333-251192) filed on December 8, 2020, Form S-8 (File No. 333-274809) filed on October 2, 2023, and Note 15 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

2020 Employee Stock Purchase Plan (“2020 ESPP”)

In November 2020, the Board adopted and the shareholders approved the 2020 ESPP. Under the 2020 ESPP, eligible team members of the Company may elect for payroll deductions to purchase shares on each purchase date during an offering period. As of December 28, 2025, 250,032 shares remain available for issuance.

For more details on our 2020 Plan, see our registration statement on Form S-8 (File No. 333-251193) filed on December 8, 2020, and Note 15 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Outstanding Equity Awards

The following table presents outstanding equity awards as of December 28, 2025.

Name	Option Awards							Stock Awards
	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
(a)		(b)	(c)		(d)	(e)	(f)	(g)		(h)

Keith Schroeder	03/18/2025	42,733	—		—	$3.55	03/18/2035	—		—

Kelly Brown	07/01/2025	6,508	25,755	(1)	—	$6.37	07/01/2035	—		—
	07/01/2025	1,825	—		—	$6.37	07/01/2035	—		—
	07/01/2025	—	—		—	$—	—	33,500	(4)	$212,331
	09/01/2023	3,000	2,000	(2)	—	$7.66	09/01/2033	—		—
	08/03/2022	8,000	2,000	(3)	—	$10.87	08/03/2032	—		—
	08/04/2021	10,000	—		—	$9.57	08/04/2031	—		—
	08/04/2020	1,750	—		—	$7.72	08/04/2030	—		—
	02/06/2019	2,500	—		—	$24.44	02/06/2029	—		—
	06/07/2017	2,000	—		—	$14.76	06/07/2027	—		—

Beth Garvey	09/01/2023	50,000	—		—	$7.66	09/01/2033	—		—
	02/17/2023	4,355	—		—	$13.07	02/17/2033	—		—
	08/03/2022	50,000	—		—	$10.87	08/03/2032	—		—
	08/04/2021	10,000	—		—	$9.57	08/04/2031	—		—
	08/04/2020	6,000	—		—	$7.72	08/04/2030	—		—
	09/24/2018	100,000	—		—	$23.71	09/24/2028	—		—
	06/07/2017	12,500	—		—	$14.76	06/07/2027	—		—
	08/16/2016	50,000	—		—	$15.46	08/16/2026	—		—
(1)Incentive stock options will vest 8,333 on July 1, 2026 and 8,334 on July 1, 2027
(2)Incentive stock options will vest 1,000 on September 1, 2026 and 1,000 on September 1, 2027.
(3)Incentive stock options will vest 2,000 on August 3, 2026.
(4)Shares will vest 16,500 on July 1, 2026 and 17,000 on July 1, 2027.

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

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

C. David Allen, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
Richard L. Baum, Jr.	$45,000	$5,000	$—	$—	$—	$50,000
Donna Carroll	$45,000	$5,000	$—	$—	$—	$50,000
Douglas E. Hailey	$45,000	$5,000	$—	$—	$—	$50,000
Cynthia Marshall(1)	$33,750	$—	$—	$—	$—	$33,750
Paul A. Seid	$45,000	$—	$—	$—	$—	$45,000
(1)Cynthia Marshall resigned from our Board effective July 1, 2025.

Director Compensation for Fiscal 2025

The table below sets forth the compensation payable to our non-management directors for service during Fiscal 2025.

Name	Fees earned or paid in cash ($)	Stock awards ($) (*)	Option awards ($) (*)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

C. David Allen, Jr.	$50,000	$73,520	$17,474	$—	$—	$—	$140,994
Richard L. Baum, Jr.	$50,000	$73,520	$17,474	$—	$—	$—	$140,994
Donna Carroll	$50,000	$61,230	$13,790	$—	$—	$—	$125,020
Douglas E. Hailey	$50,000	$73,520	$17,474	$—	$—	$—	$140,994
Cynthia Marshall	$33,750	$61,596	$10,949	$—	$—	$—	$106,295
Paul A. Seid	$45,000	$73,520	$17,474	$—	$—	$—	$135,994
*The amounts reflect the dollar amounts recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 15 - Share-based Compensation to the audited consolidated financial statements included in this Annual Report on Form 10-K.
(1)Cynthia Marshall resigned from our Board effective July 1, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of January 29, 2026 by:

•each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our named executive officers and directors; and

•all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 11,227,197 shares of common stock outstanding as of January 29, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of January 29, 2026 through the exercise of vested options, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o BGSF, Inc., 14901 Quorum Drive, Suite 800, Dallas, Texas 75254.

Name of Beneficial Owner	Shares of Common Beneficially Stock Owned		Percent of Common Stock Beneficially Owned

C. David Allen, Jr.	90,277	(1)	*
Richard L. Baum, Jr.	139,757	(2)	1.2%
Kelly Brown	85,437	(3)	*
Donna Carroll	36,486	(4)	*
Douglas E. Hailey	219,224	(5)	1.9%
Keith Schroeder	84,419	(6)	*
Paul A. Seid	142,812	(7)	1.3%
All executive officers and directors as a group (7 total)	798,412		7.1%
John Barnett	—		*
Beth Garvey	316,148	(8)	2.7%
Poplar Point Capital Management LLC	592,296	(9)	5.3%

*	Less than 1%.
(1)	Includes 14,289 shares of common stock issuable upon exercise of stock options and 17,571 shares of unvested restricted common stock.
(2)	Includes 15,289 shares of common stock issuable upon exercise of stock options, 53,650 shares of common stock held by a private investment company controlled by Mr. Baum, 10,388 shares of common stock held by a family trust, and 17,571 shares of unvested restricted common stock.
(3)	Includes 35,583 shares of common stock issuable upon exercise of stock options and 33,500 shares of unvested restricted common stock.
(4)	Includes 4,500 shares of common stock issuable upon exercise of stock options and 17,571 shares of unvested restricted common stock.
(5)	Includes 15,289 shares of common stock issuable upon exercise of stock options and 17,571 shares of unvested restricted common stock.
(6)	Includes 42,733 shares of common stock issuable upon exercise of stock options.

(7)	Includes 15,289 shares of common stock issuable upon exercise of stock options and 17,571 shares of unvested restricted common stock.
(8)	Includes 316,148 shares of common stock issuable upon exercise of stock options.
(9)	Based on the Schedule 13G filed with the SEC on February 13, 2026 by the reporting persons described therein. The Schedule 13G was jointly filed by Poplar Point Capital Management, LLC ("PPCM"), Popular Point Capital Partners LP ("PPCP"), Poplar Point Capital GP LLC ("PPCGP"), and Jad Fakhry. PPCM is the investment manager for PPCP. PPCGP is the general partner of PPCP. Mr. Fakhry is the manager of, and owns a controlling interest in, PPCM and PPCGP. The principal business address for the reporting persons is c/o Poplar Point Capital Management LLC, 330 Primrose Road, Suite 400, Burlingame, California 94010.

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

 Item 14. Principal Accountant Fees and Services.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm, and accordingly, all services and fees in Fiscal 2025, 2024, and 2023 provided by Whitley Penn LLP were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Whitley Penn LLP’s independence. The Audit Committee has determined that the rendering of non-audit services by Whitley Penn LLP during Fiscal 2025, 2024, and 2023 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Whitley Penn LLP for Fiscal 2025 and 2024 are set forth below.

	2025	2024

Audit Fees (1)	$512,500	$464,056
Audit-Related Fees (2)	69,000	85,163
Total	$581,500	$549,219

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements and Sarbanes-Oxley audit over internal controls and review of our interim consolidated financial statements.
(2)	These fees consist principally of fees related to the preparation of SEC registration statements, disposition due diligence, audit services related to our disposition, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm for the 2026 fiscal year and Whitley Penn LLP has served in this capacity since 2013. Our Board has further directed that we submit the selection of our independent registered public accounting firm for ratification by our shareholders at the 2026 annual meeting.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2026.

BGSF, INC.

By:	/s/ Kelly Brown
Name: Kelly Brown
Title: Co-Chief Executive Officer

By:	/s/ Keith Schroeder
Name: Keith Schroeder
Title: Co-Chief Executive Officer, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2026.

/s/ Kelly Brown	Co-Chief Executive Officer
Kelly Brown	(Principal Executive Officer)

/s/ Keith Schroeder	Co-Chief Executive Officer, Chief Financial Officer and Secretary
Keith Schroeder	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ C. David Allen, Jr.	Director
C. David Allen, Jr.

/s/ Richard L. Baum, Jr.	Director
Richard L. Baum, Jr.

/s/ Donna Carroll	Director
Donna Carroll

/s/ Douglas E. Hailey	Director
Douglas E. Hailey

/s/ Paul A. Seid	Director
Paul A. Seid

EXHIBIT INDEX

Exhibit No.	Description
2.1††
Asset Purchase Agreement, dated April 24, 2023, by and between BGSF Professional, LLC, Arroyo Consulting LLC, Luis Fernando Sanchez, and Maureen E. Herrera (incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 26, 2023)

2.2††
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

3.2	Certificate of Amendment to Certificate of Incorporation of BGSF, Inc. (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 12, 2021)
3.3	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013)
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference from the registrant’s Form 10-K filed on March 12, 2020)
10.1**	BG Staffing, Inc. 2013 Long-Term Incentive Plan (incorporated by reference from the registrant’s definitive proxy statement on Schedule 14A filed on September 16, 2025)
10.2**	Form of Nonqualified Stock Option Agreement (Vested Options) (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.3**	Form of Incentive Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.4**	Form of Nonqualified Stock Option Agreement (incorporated by reference from the registrant’s Form 8-K filed on February 12, 2014)
10.5**	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference from the registrant’s Form 8-K filed on February 4, 2014)
10.6**
Executive Employment Agreement, entered into February 6, 2019 to be effective as of October 1, 2018, between B G Staff Services, Inc. and Beth Garvey (incorporated by reference from the registrant's Annual Report on Form 10-K filed on March 12, 2019)

10.7**	Form of Restricted Stock Agreement (incorporated by reference from the registrant's Quarterly Report on Form 10-Q filed on October 30, 2018
10.8**	BG Staffing, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from the registrant’s definitive proxy statement on Schedule 14A filed on September 16, 2025)
10.9**
Executive Employment Agreement, dated as of March 3, 2023, between BG Staff Services, Inc. and John Barnett (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 9, 2023)

10.10**	Separation Agreement, dated as of June 14, 2025, between B G Staff Services, Inc. and Beth Garvey (incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 20, 2025)
10.11**
Executive Employment Agreement, dated as of February 24, 2026, between B G Staff Services, Inc. and Kelly Brown (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 2, 2026)

10.12**
Executive Employment Agreement, dated as of March 12, 2025 (effective as of February 24, 2025), between B G Staff Services, Inc. and Keith Schroeder (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 18, 2025)

19.1	BGSF, Inc. Insider Trading Policy (incorporated by reference from the registrant's Annual Report on Form 10-K filed on March 17, 2025)
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Whitley Penn LLP)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	BGSF, Inc. Clawback Policy, incorporated by reference to 97.1 on Form 10-K for the year ended December 31,2023.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101document)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
††	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.