Form 10-Q
period 2026-03-29
BGSF, INC.
filed 2026-05-06
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                    .

Commission File Number: 001-36704
BGSF, INC.
(exact name of registrant as specified in its charter)

Delaware	26-0656684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14901 Quorum Drive, Suite 800
Dallas, Texas 75254
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

As of May 4, 2026 there were 11,243,967 shares of the registrant’s common stock outstanding.

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
•the ability to obtain new financing to fund our operations if it becomes necessary;
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
•the impact of the use of AI-powered sales and recruiting technologies;
•the impact of any cost restructuring plans;
•the impact of any strategic alternatives review process; the impact the sale of BGSF’s Professional segment may have on BGSF’s operations, team members, field talent, client partners, and other constituents; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 29, 2026	December 28, 2025
ASSETS
Current assets
Cash and cash equivalents	$13,898	$19,018
Short-term investments	4,997	—
Accounts receivable (net of allowance for credit losses of $1,156, respectively)	11,637	11,898
Escrow receivable	1,450	4,950
Prepaid expenses	1,002	1,126
Other current assets	1,313	1,458
Total current assets	34,297	38,450

Property and equipment, net	218	244

Other assets
Deposits	1,920	1,938
Software as a service, net	2,862	3,002
Deferred income taxes, net	9,591	9,496
Right-of-use asset - operating leases, net	543	630
Intangible assets, net	2,871	3,003
Goodwill	1,074	1,074
Total other assets	18,861	19,143
Total assets	$53,376	$57,837
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$511	$503
Accrued payroll and expenses	4,620	4,441
Transition services payable	—	3,064
Income taxes payable	5	76
Note payable	251	449
Severance payable, current portion	391	392
Lease liabilities, current portion	358	409
Total current liabilities	6,136	9,334

Severance payable, less current portion	—	100
Lease liabilities, less current portion	249	298
Total liabilities	6,385	9,732

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 11,243,967 and 11,227,197 shares issued, respectively and10,717,975 and 10,872,067 outstanding, respectively	112	112
Additional paid in capital	71,675	71,445
Accumulated deficit	(22,345)	(21,874)
Treasury stock of 525,992 and 355,150 shares, respectively	(2,451)	(1,578)
Total stockholders’ equity	46,991	48,105
Total liabilities and stockholders’ equity	$53,376	$57,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

For the Thirteen Week Periods Ended March 29, 2026 and March 30, 2025

	Thirteen Weeks Ended
	2026	2025
Revenues	$20,881	$20,883
Cost of services	13,471	13,323
Gross profit	7,410	7,560
Selling, general, and administrative expenses	8,805	9,003
Depreciation and amortization	158	329
Operating loss	(1,553)	(1,772)
Interest expense, net	(4)	(1,146)
Loss before income taxes from continuing operations	(1,557)	(2,918)
Income tax benefit from continuing operations	168	589
Loss from continuing operations	(1,389)	(2,329)
Income from discontinued operations:
Income	—	2,111
Gain on sale	918	—
Income tax expense	—	(504)
Net loss	$(471)	$(722)

Net (loss) income per share - basic and diluted:
Net loss from continuing operations	$(0.13)	$(0.21)
Net income from discontinued operations:
Income	—	0.19
Gain on sale	0.09	—
Income tax expense	—	(0.05)
Net loss per share - basic and diluted	$(0.04)	$(0.07)

Weighted-average shares outstanding:
Basic and diluted	10,684	10,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirteen Week Period Ended March 29, 2026

	Common Stock
	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Stockholders’ equity, December 28, 2025	11,227	$112	$(1,578)	$71,445	$(21,874)	$48,105
Share-based compensation	—	—	—	230	—	230
Issuance of restricted shares	17	—	—	—	—	—
Repurchase of common stock, 170,862 shares	—	—	(873)	—	—	(873)
Net loss	—	—	—	—	(471)	(471)
Stockholders’ equity, March 29, 2026	11,244	$112	$(2,451)	$71,675	$(22,345)	$46,991

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirteen Week Period Ended March 30, 2025

	Common Stock
	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 29, 2024	11,039	$110	$(57)	$70,260	$11,956	$82,269
Share-based compensation from continuing operations	—	—	—	168	—	168
Share-based compensation from discontinued operations	—	—	—	18	—	18
Issuance of restricted shares	53	1	—	(1)	—	—
Issuance of ESPP shares	17	—	—	87	—	87
Net loss	—	—	—	—	(722)	(722)
Stockholders’ equity, March 30, 2025	11,109	$111	$(57)	$70,532	$11,234	$81,820

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirteen Week Periods Ended March 29, 2026 and March 30, 2025

	2026	2025
Cash flows from operating activities
Net loss	$(471)	$(722)
Net income from discontinued operations	(918)	(1,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25	30
Amortization	133	299
Software as a service	141	141
Loss on disposal of property and equipment	—	6
Amortization of debt issuance costs	—	124
Provision for credit losses	96	198
Share-based compensation	230	168
Deferred income taxes	(95)	(1,437)
Other non-cash items	(25)	—
Net changes in operating assets and liabilities:
Accounts receivable	163	2,686
Escrow receivable	3,500	—
Prepaid expenses	123	200
Other current assets	334	(189)
Deposits	18	6
Accounts payable	8	1,525
Accrued payroll and expenses	179	97
Transition services payable	(3,262)	—
Accrued interest	—	63
Income taxes payable	(62)	54
Severance payable	(101)	—
Operating leases	(12)	(5)
Other long-term liabilities	—	(614)
Net cash provided by continuing operating activities	4	1,023
Net cash provided by discontinued operating activities	—	41
Net cash provided by operating activities	4	1,064
Cash flows from investing activities
Proceeds from business sold	918	—
Purchases of short-term investments	(4,972)	—
Net cash used in continuing investing activities	(4,054)	—
Net cash used in discontinued investing activities	—	(23)
Net cash used in investing activities	(4,054)	(23)

Cash flows from financing activities
Net payments under line of credit	—	1,604
Principal payments on long-term debt	—	(956)
Issuance of ESPP shares	—	87
Note payable paid	(197)	—
Repurchase of common stock	(873)	—
Payments of debt issuance costs	—	(79)
Net cash (used in) provided by continuing financing activities	(1,070)	656
Net change in cash and cash equivalents	(5,120)	1,697
Less: net change in cash and cash equivalents, discontinued operations	—	18
Cash and cash equivalents, beginning of period	19,018	32
Cash and cash equivalents, end of period, continuing operations	$13,898	$1,711
Supplemental cash flow information:
Cash paid for interest	$43	$912
Cash paid for state taxes, net of refunds	$13	$6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. (the “Company”) provides workforce solutions through the Property Management business that operates primarily within the United States of America (“U.S.”). The Property Management segment provides office and maintenance field talent in 44 states and D.C., to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

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

On May 8, 2024, the Company announced that our board of directors (“Board”) had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”). During December 2024, the Company announced a cost restructuring plan as part of the strategic review process. On June 14, 2025, the Company entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which the Company sold substantially all of the outstanding equity and assets pertaining to the Professional segment (“BGSF Professional”) on September 8, 2025. The BGSF Professional financial results for periods prior to the sale have been reflected as discontinued operations in the Consolidated Financial Statements, see “Note 3 - Discontinued Operations.”

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the U.S. (“GAAP”), pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair statement of the financial position and operating results of the Company as of and for the respective periods. However, these operating results are not necessarily indicative of the results expected for a full fiscal year or any other future period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, management of the Company believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 28, 2025, included in its Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of March 29, 2026 and December 28, 2025, and include the thirteen week periods ended March 29, 2026 and March 30, 2025, referred to herein as Fiscal 2026 and 2025, respectively.

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the consolidated financial statements include the allowance for credit losses, goodwill, intangible assets, lease liabilities, and income taxes. Additionally, the valuation of share-based compensation expense uses a model based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, short-term trading securities, the allocation of purchase price consideration to tangible and identifiable intangible assets, and convertible debt. The carrying values of accounts receivable, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Short-Term Investments

The Company invest in investment grade marketable securities which are classified as trading securities based on the expected holding period and reported at fair value using observable market data with realized and unrealized gains and losses recognized in earnings within interest income (expense), net in the consolidated statements of operations in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments in Debt Securities.

Fair Value Measurement

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of March 29, 2026 and December 28, 2025 or revenue from continuing operations for the thirteen week periods ended March 29, 2026 and March 30, 2025. Geographic revenue from continuing operations in excess of 10% of the Company's consolidated revenue in Fiscal 2026 and the related percentage for Fiscal 2025 was generated in the following area:

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Texas	28%	28%

Consequently, weakness in economic conditions in this region could have a material adverse effect on the Company’s financial position and results of future operations.

Accounts Receivable

The Company extends credit to its client partners in the normal course of business. Accounts receivable represents unpaid balances due from client partners. The Company maintains an allowance for credit losses for expected losses resulting from client partners’ non-payment of balances due to the Company. The Company’s determination of the allowance for uncollectible amounts is based on management’s judgments and assumptions, including general economic conditions, portfolio composition, historical credit losses, evaluation of credit risk related to certain individual client partners and the Company’s ongoing examination process. During Fiscal 2025, the Company identified an additional risk pool related to the Property Management

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
segment, which increased the estimate of expected credit losses. Receivables are written off after they are deemed to be uncollectible after all reasonable means of collection have been exhausted. Recoveries of receivables previously written off are recorded as income when received. Changes in the allowance for credit losses from continuing operations are as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Beginning balance	$1,156	$910
Provision for credit losses	96	198
Amounts written off	(130)	(112)
Recoveries	34	4
Ending balance	$1,156	$1,000

Property and Equipment

Property and equipment from continuing operations are stated net of accumulated depreciation of $1.4 million and $1.3 million at March 29, 2026 and December 28, 2025, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million, which are included in Deposits in the accompanying consolidated balance sheets, as of March 29, 2026 and December 28, 2025, respectively.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Software as a service from continuing operations is stated net of accumulated amortization of $3.3 million and $3.1 million at March 29, 2026 and December 28, 2025, respectively.

The Company reviews its long-lived assets, primarily Property and equipment and Software as a service, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairment triggering events identified with respect to long-lived assets during Fiscal 2026 or Fiscal 2025.

Leases

The Company leases all of its office space through operating leases expiring at various dates through 2030. Many of these leases require the Company to pay real estate taxes, insurance, and certain maintenance costs, which are treated as variable lease costs. Certain lease arrangements include renewal options of up to five years, exercisable at the Company’s discretion. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. Lease and non-lease components within these contracts are accounted for as a single lease component.

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

The Company evaluates the recoverability of Intangible assets whenever events or changes in circumstances indicate that an Intangible asset’s carrying amount may not be recoverable. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. The Company annually evaluates the remaining useful lives of all Intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no impairment indicators identified during Fiscal 2026 or Fiscal 2025. See “Note 7 - Intangible Assets.”

Goodwill

Goodwill is not amortized, but instead is evaluated at the reporting unit level for impairment annually at the end of each fiscal year, or more frequently, if conditions indicate an earlier review is necessary. The Company considered the current and expected future economic and market conditions and its impact on each of the reporting units. If the Company has determined that it is more likely than not that the fair value for one or more reporting units is greater than their carrying value, the Company may use a qualitative assessment for the annual impairment test. The Company determined there were no impairment indicators for goodwill assets during Fiscal 2026 or Fiscal 2025.

Debt Issuance Costs

Debt issuance costs were amortized into interest expense using the effective interest method over the term of the respective loans. Debt issuance costs related to a recognized debt liability were presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability until the BMO agreement was paid on September 8, 2025.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of March 29, 2026 or December 28, 2025. There were no revenues recognized during the thirteen week period ended March 29, 2026 or March 30, 2025 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirteen week period ended March 29, 2026 or March 30, 2025. The opening balance of accounts receivable at December 29, 2024 was $17.1 million.

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

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Weighted-average number of common shares outstanding:	10,684	10,954
Weighted-average number of diluted common shares outstanding	10,684	10,954

Stock options and restricted stock	668	840
Convertible note	—	255
Antidilutive shares	668	1,095

Income Taxes

The effective tax rate from continuing operations was 10.8% and 20.2% for the thirteen week periods ended March 29, 2026 and March 30, 2025, respectively. Although both fiscal periods consisted of a federal benefit at statutory rates, Fiscal 2026 had a higher state benefit and a larger temporary book to tax difference for equity related items.

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carry overs. The overall change in deferred tax assets and liabilities for the

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment.

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. As a matter of operation, the Company first calculates the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with ASC Topic 740. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. As of March 29, 2026 and December 28, 2025, the Company carried a valuation allowance of $1.5 million.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses: Measurements of Credit Losses for Accounts Receivable and Contract Assets. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The new guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted the new guidance and evaluated its impact on its consolidated financial statements and related disclosures, and determined that its current disclosures are consistent with the new guidance.

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

The EPA contained customary representations and warranties, covenants (including certain non-competition and non-solicitation covenants restricting the Company with respect to the professional staffing business), closing conditions, and indemnification provisions. The EPA also included a payment obligation related to the June 10, 2025 letter agreement with Arroyo Consulting, LLC related to the payout of $2.5 million in contingent consideration where by the Company assumed a

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
portion of this obligation and paid $1.2 million at closing and will pay the remaining $0.6 million in monthly installments (“Note payable”). After the close of the transaction, the Company began providing certain back-office services to INSPYR for a limited period of time.

The BGSF Professional financial results for periods prior to the sale have been reflected in our Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows as discontinued operations. The financial results of BGSF Professional are as follows (in thousands):

Thirteen Weeks Ended
March 30, 2025
Revenue	$42,351
Cost of services	28,990
Gross profit	13,361
Selling, general, and administrative expenses	9,908
Depreciation and amortization	1,342
Income from discontinued operations before taxes	$2,111

NOTE 4 - FAIR VALUE MEASUREMENTS

The fair value of short-term investments were comprised of the following (in thousands):

	March 29, 2026
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Corporate debt securities	$4,493	$—	$—	$4,493
Asset-based securities	404	—	—	404
Supernational debt security	100	—	—	100
Total	$4,997	$—	$—	$4,997

NOTE 5 - OTHER CURRENT ASSETS

Other current assets as of March 29, 2026 and December 28, 2025 consist of the following (in thousands):

	March 29, 2026	December 28, 2025
CARES Act receivable	$—	$280
Income tax receivable	448	457
State payroll tax receivable	322	322
Federal payroll tax receivable	345	399
Transition services receivable	198	—
Total	$1,313	$1,458

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - LEASES

Short-term leases and subleases were immaterial. The supplemental balance sheet and cash flow information related to the Company's operating leases were as follows at (dollars in thousands):

	March 29, 2026	December 28, 2025
Weighted average remaining lease term of continuing operating leases	2.5 years	2.6 years
Weighted average discount rate for continuing operating leases	8.3%	8.3%

The supplemental cash flow information from continuing operations related to the Company's operating leases were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Cash paid for continuing operating leases	$112	$140
Continuing operating lease expense	$100	$135

The undiscounted annual future minimum lease payments from continuing operations consist of the following at (in thousands):

		March 29, 2026
2026	(remaining)	$338
2027		122
2028		94
2029		95
2030		24
Total lease payments		673
Imputed interest		(66)
Present value of lease liabilities		$607

NOTE 7 - INTANGIBLE ASSETS

Intangible assets from continuing operations are stated net of accumulated amortization of $2.9 million and $3.0 million at March 29, 2026 and December 28, 2025, respectively. Amortization expense from continuing operations for Fiscal 2026 and Fiscal 2025 are comprised of following (in thousands):

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Computer software - amortization expense	$133	$299
Total expense	$133	$299

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses from continuing operations consist of the following at (in thousands):

	March 29, 2026	December 28, 2025
Payroll	$1,306	$1,047
Payroll related	1,519	1,218
Vendor services	605	824
Bonuses and commissions	440	664
State and local non-income taxes	200	256
Other	550	432
Accrued payroll and expenses	$4,620	$4,441

NOTE 9 - CONTINGENCIES

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of the loss can be made. No provision has been recorded for any claims as of March 29, 2026 or March 30, 2025.

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

Repurchase of Common Stock

On November 5, 2025, the Company's Board approved a stock repurchase program under which the Company may repurchase up to $5.0 million of its common stock. The repurchase program does not have an expiration date and may be suspended, terminated, or modified at any time for any reason. During Fiscal 2026, the Company repurchased 170,862 shares at a weighted average price of $5.11 per share. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. The repurchase program has been used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of March 29, 2026, the Company has approximately $2.6 million available for repurchases under this program.

Restricted Stock

The Company issued net restricted common stock of 16,770 and 53,364 shares to team members and non-team member (non-employee) directors in Fiscal 2026 and Fiscal 2025, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended March 29, 2026 and March 30, 2025, the Company recognized $0.1 million of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense from continuing operations as of March 29, 2026 amounted to $0.3 million which is expected to be recognized over the next 1.9 years. As of March 29, 2026, a total of 1.3 million shares remain available for issuance under 2013 Plan. A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 28, 2025	668,499	$13.52	5.2	$52
Options outstanding at March 29, 2026	668,499	$13.52	5.0	$124

Options exercisable at December 28, 2025	590,294	$14.36	4.7	$52
Options exercisable at March 29, 2026	590,294	$14.36	4.5	$123

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 28, 2025	78,205	$3.45
Non-vested outstanding at March 29, 2026	78,205	$3.45

Restricted Stock

For the thirteen week periods ended March 29, 2026 and March 30, 2025, the Company recognized $0.1 million of compensation expense from continuing operations related to restricted stock awards. Unamortized share-based compensation expense as of March 29, 2026 amounted to $0.6 million which is expected to be recognized over the next 1.8 years. A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Restricted outstanding at December 28, 2025	129,232	$5.96
Issued	16,770	$5.59
Vested	(12,244)	$7.28
Restricted outstanding at March 29, 2026	133,758	$5.79

Non-vested outstanding at December 28, 2025	129,232	$5.96
Non-vested outstanding at March 29, 2026	133,758	$5.79

NOTE 12 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.1 million from continuing operations to the 401(k) Plan for the thirteen week periods ended March 29, 2026 and March 30, 2025, respectively.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - BUSINESS SEGMENT

The Company has continuing operations through one segment of Property Management, which includes centralized support services through executive, marketing, human resources, information technology, accounting, treasury, and billing operations. The chief operating decision-makers (the “CODM”), the President of Property Management and Co-Chief Executive Officers, establish the strategic direction of the Company, priorities, and long-term financial objectives. The CODM are ultimately responsible for evaluating segment performance and making decisions regarding resource allocation. The Property Management segment provides office and maintenance field talent to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The CODM consider variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.

Segment loss from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and all general and administrative expenses. The following table provides a reconciliation of revenue and loss from continuing operations by reportable segment to consolidated results for the periods indicated (in thousands):

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Contract field talent	$20,195	$20,279
Contingent placements	686	604
Revenue	20,881	20,883
Compensation and related	13,433	13,286
Other	38	37
Gross profit	7,410	7,560
Selling:
Compensation	4,432	3,925
Advertising, occupancy, and travel	436	378
Software, insurance, and professional fees	412	373
Other	237	370
Contributions to overhead	1,893	2,514
General and administrative:
Compensation	1,570	2,061
Software	578	697
Professional fees	498	542
Strategic alternatives review	483	21
Other	159	636
Depreciation and amortization	158	329
Operating loss	(1,553)	(1,772)
Interest expense, net	(4)	(1,146)
Income tax benefit from continuing operations	168	589
Loss from continuing operations	$(1,389)	$(2,329)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Unaudited Consolidated Financial Statements and related notes thereto and our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. Comparative segment revenues and related financial information are discussed herein and are presented in Note 13 to our Unaudited Consolidated Financial Statements. See “Forward Looking Statements” on page 3 of this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.

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

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
	(dollars in thousands)
Revenues	$20,881	$20,883
Cost of services	13,471	13,323
Gross profit	7,410	7,560
Selling, general, and administrative expenses	8,805	9,003
Depreciation and amortization	158	329
Operating loss	(1,553)	(1,772)
Interest expense, net	(4)	(1,146)
Loss before income taxes from continuing operations	(1,557)	(2,918)
Income tax benefit from continuing operations	168	589
Loss from continuing operations	(1,389)	(2,329)
Income from discontinued operations:
Income	—	2,111
Gain on sale	918	—
Income tax expense	—	(504)
Net loss	$(471)	$(722)

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
Revenues	100.0%	100.0%
Cost of services	64.5	63.8
Gross profit	35.5	36.2
Selling, general, and administrative expenses	42.2	43.1
Depreciation and amortization	0.8	1.6
Operating loss	(7.5)	(8.5)
Interest expense, net	—	(5.4)
Loss before income taxes from continuing operations	(7.5)	(13.9)
Income tax benefit	0.8	2.8
Loss from continuing operations	(6.7)%	(11.1)%

Thirteen Week Fiscal Period Ended March 29, 2026 (“Fiscal 2026”) Compared with Thirteen Week Fiscal Period Ended March 30, 2025 (“Fiscal 2025”)

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
	(dollars in thousands)
Revenues	$20,881	$20,883
Gross Profit	$7,410	$7,560
Gross Profit Percentage	35.5%	36.2%

Revenues: Revenues were relatively unchanged compared to the prior year quarter end.

Gross Profit: Gross profit decreased approximately $0.2 million (2.0%), which is in line with revenues with a partial offset by higher permanent placement business that have no cost of service.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses decreased $0.2 million (2.2%). The components of selling, general, and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	March 29, 2026		March 30, 2025
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$5,517	26%	$5,046	24%	$471	9%
General and administrative:
Compensation and related	1,570	8	2,061	10	(491)	(24)%
Software	578	3	697	3	(119)	(17)%
Liability insurance	285	1	230	1	55	24%
Professional fees	498	2	542	3	(44)	(8)%
Share-based compensation	230	1	168	1	62	37%
Strategic alternatives review	483	2	21	—	462	2,200%
Other	(356)	(2)	238	1	(594)	(250)%
Total	$8,805	41%	$9,003	43%	$(198)	(2)%

Depreciation and Amortization: Depreciation and amortization charges decreased $0.2 million (52.0%) primarily due to lower amortization of intangible assets for computer software.

Interest Expense, net: Interest expense, net decreased $1.1 million (99.7%) due to the payoff of the BMO Bank, N.A. (“BMO”) balance on the existing term loan commitment, and revolving credit facility using the proceeds from the sale of BGSF Professional in September 2025.

Income Tax Benefit: Income tax benefit decreased $0.4 million due to a lower net loss and a lower effective tax rate in Fiscal 2026.

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

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
	(dollars in thousands)
Loss from continuing operations	$(1,389)	$(2,329)
Income tax benefit	(168)	(589)
Interest expense, net	4	1,146
Operating loss	(1,553)	(1,772)
Depreciation and amortization	158	329
Share-based compensation	230	168
Strategic alternatives review	483	21
Software as a service[1]	141	141
Aged receivable adjustment	—	90
Adjusted EBITDA from continuing operations	(541)	(1,023)
Adjusted EBITDA Margin (% of revenue)	(3)%	(5)%
Income from discontinued operations	918	1,607
Adjustments to discontinued operations[2]	—	1,864
Adjusted EBITDA from discontinued operations	918	3,471
Adjusted EBITDA, net	$377	$2,448
1 We capitalize direct costs incurred in cloud computing implementation from hosting arrangements, which are reported as a Software as a service and are expensed as incurred in selling, general, and administrative expenses.
2 Adjusted EBITDA from discontinued operations includes $1.4 million of depreciation and amortization and $0.5 million of income tax expense.

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments, and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements increase substantially in periods of growth.

Our primary sources of liquidity were cash generated from operations and borrowings under an agreement with BMO that was paid on September 8, 2025. We paid a $2.00 per share special dividend on September 30, 2025, which means we currently hold approximately $19.0 million in available cash and short-term investments to fund the business. Our primary uses of cash are payments to field talent, team members, related payroll liabilities, operating expenses, capital expenditures, cash interest, cash taxes, contingent consideration, and note payments. We believe that cash on hand, short-term investments, and the cash generated from operations, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to obtain new debt or equity capital.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	March 29, 2026	December 28, 2025
	(dollars in thousands)
Working capital from continuing operations	$28,161	$29,116

	Thirteen Weeks Ended
	March 29, 2026	March 30, 2025
	(dollars in thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$4	$1,023
Investing activities	(4,054)	—
Financing activities	(1,070)	656
Net change in cash and cash equivalents discontinued operations	—	18
Net change in cash and cash equivalents	$(5,120)	$1,697

Operating Activities

Cash provided by operating activities from continuing operations consists of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, provision for credit losses, and the effect of working capital changes. The primary driver of cash inflows and outflows are accounts receivable, transition services payable, escrow receivable, and accounts payable.

During Fiscal 2026, net cash provided by operating activities from continuing operations decreased by $1.0 million compared to Fiscal 2025. The decrease is primarily due to decreased receipts on accounts receivable and decreased payments on accounts payable.

Investing Activities

Cash flows from investing activities related to continuing operations consisted of purchases for short-term marketable securities and proceeds from the sale of BGSF Professional.

For Fiscal 2026, we purchased $5.0 million of short-term investments partially offset by $0.9 million of additional funds received for the final settlement of working capital from the sale of BGSF Professional.

Financing Activities

Cash flows from financing activities related to continuing operations consisted principally of borrowings and payments under our credit agreement and repurchases of our common stock.

For Fiscal 2026, we repurchased $0.9 million of our common stock under the Company's stock buyback plan. For Fiscal 2025, we borrowed $1.6 million on our revolving credit facility for increased operating needs and we paid down $1.0 million on our term loan commitment.

Credit Agreements

On September 8, 2025, we paid the balance on the existing term loan commitment and revolving credit facility with BMO using the proceeds from the sale of BGSF Professional and concurrently closed the facility.

Off-Balance Sheet Arrangements

None.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Financial Statements included in “Item 1. Financial Statements.” Please also refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 for a more detailed discussion of our critical accounting policies.

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

Short-Term Investments

We invest in marketable securities that are classified as trading securities based on the expected holding period and reported at fair value using observable market data. Realized and unrealized gains and losses, interest income, and dividends are recognized as earned into earnings within interest income (expense), net in the consolidated statements of operations in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments in Debt Securities.

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

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. We recognize any penalties when necessary as part of selling, general, and administrative expenses. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. As of March 29, 2026 and December 28, 2025, the Company carried a valuation allowance of $1.5 million. We follow the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 2 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers (“Co-CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Co-CEO's and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Co-CEO's and CFO, as appropriate to allow timely decisions regarding required disclosure.

As previously reported, management had identified a deficiency in our internal control over financial reporting related to the verification of customer-approved time prior to billing within certain revenue streams of the Company’s Professional segment presented as discontinued operations and sold during third quarter of 2025 with no revenue impact on continuing operations.

As described below, management believes this material weakness has been effectively remediated. Remediation efforts included enhancements to and formalization of control procedures; however, the Company notes that its overall control framework over revenue recognition for continuing operations was effective in the prior year and has remained in place. These actions further strengthen the Company’s internal control environment.

Remediation Steps to Address the Material Weakness

Since identifying the material weakness related to our internal control over financial reporting, which was related to verification of customer-approved time prior to billing within certain revenue streams of the Company’s Professional segment, we have taken steps to strengthen the control function related to the financial closing process. These steps included enhancing the design of certain management review controls and providing training regarding internal control processes. Management believes that these efforts have effectively remediated the material weaknesses. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended March 29, 2026, there have been no changes in our internal control over financial reporting for continuing operations identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Co-CEO's and our CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

No change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (our “2025 Form 10-K”), and filed with the SEC on March 30, 2026, and in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC. Any of the risks discussed in this Quarterly Report on Form 10-Q, and any of the risks disclosed in Item 1A. of Part I of our 2025 Form 10-K or in our other Quarterly Reports on Form 10-Q filed subsequently with the SEC, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

During the fiscal quarter ended March 29, 2026, the Company repurchased 170,862 shares of the Company's common stock at a weighted average price of $5.11 per share. A summary of the repurchase activity is as follows:

Stock Class	Period	Total number of shares repurchased	Weighted average price paid per share	Maximum value of common stock that may yet be repurchased under current authorization
Common Stock	December 29 through January 25	135,041	$5.02	$2,801,759
Common Stock	January 26 through February 22	35,821	$5.47	$2,605,822
Common Stock	February 23 through March 29	—	$—	$2,605,822
		170,862

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None.

ITEM 4. MINE SAFETY DISCLOSURES
 Not applicable.

ITEM 5. OTHER INFORMATION
 Trading Plans

During the fiscal quarter ended March 29, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1	Certificate of Incorporation of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
3.2	Certificate of Amendment to Certificate of Incorporation of BGSF, Inc. (incorporated by reference from the registrant's Current Report on Form 8-K filed on February 12, 2021).
3.3	Bylaws of BG Staffing, Inc. (incorporated by reference from Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on November 4, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form S-1 (File No. 333-191683) filed on October 28, 2013).
10.1**	Form of Indemnification Agreement for director and executive officers of BGSF, Inc. (incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 4, 2014)
10.2**
Executive Employment Agreement, dated as of February 24, 2026, between B G Staff Services, Inc. and Kelly Brown (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 2, 2026)

31.1*	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: May 6, 2026