Form 10-Q/A
period 2026-03-29
BGSF, INC.
filed 2026-05-14
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1
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

As of May 4, 2026 there were 10,717,975 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

BGSF, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2026, which was filed with the Securities and Exchange Commission on May 6, 2026 (the “Form 10-Q”), for the sole purpose of correcting the number of shares of the Company’s common stock outstanding as of May 4, 2026.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Form 10-Q.

This Amendment should be read in conjunction with the Form 10-Q.

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

Date: May 14, 2025