Form 10-Q
period 2026-06-28
BGSF, INC.
filed 2026-08-05
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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

As of August 3, 2026 there were 10,673,981 shares of the registrant’s common stock outstanding.

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
•the impact of the sale of BGSF’s Professional segment may have on BGSF’s operations, team members, field talent, client partners, and other constituents; and
•other risks referenced from time to time in our past and future filings with the Securities and Exchange Commission (“SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 28, 2026	December 28, 2025
ASSETS
Current assets
Cash and cash equivalents	$9,718	$19,018
Short-term investments	8,509	—
Accounts receivable (net of allowance for credit losses of $1,078 and $1,156, respectively)	11,944	11,898
Escrow receivable	1,450	4,950
Prepaid expenses	1,267	1,126
Other current assets	1,100	1,458
Total current assets	33,988	38,450

Property and equipment, net	259	244

Other assets
Deposits	1,915	1,938
Software as a service, net	2,721	3,002
Deferred income taxes, net	9,807	9,496
Right-of-use asset - operating leases, net	454	630
Intangible assets, net	2,715	3,003
Goodwill	1,074	1,074
Total other assets	18,686	19,143
Total assets	$52,933	$57,837
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$258	$503
Accrued payroll and expenses	4,715	4,441
Transition services payable	1,010	3,064
Income taxes payable	3	76
Note payable	102	449
Severance payable, current portion	288	392
Lease liabilities, current portion	274	409
Total current liabilities	6,650	9,334

Severance payable, less current portion	—	100
Lease liabilities, less current portion	232	298
Total liabilities	6,882	9,732

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 11,262,422 and 11,227,197 shares issued, respectively, and 10,680,174 and 10,872,067 outstanding, respectively	113	112
Additional paid in capital	71,861	71,445
Accumulated deficit	(23,179)	(21,874)
Treasury stock of 582,248 and 355,130 shares, respectively	(2,744)	(1,578)
Total stockholders’ equity	46,051	48,105
Total liabilities and stockholders’ equity	$52,933	$57,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

For the Thirteen and Twenty-six Week Periods Ended June 28, 2026 and June 29, 2025

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2026	2025	2026	2025
Revenues	$22,313	$23,506	$43,194	$44,389
Cost of services	14,395	15,096	27,866	28,419
Gross profit	7,918	8,410	15,328	15,970
Selling, general, and administrative expenses	8,928	12,577	17,733	21,580
Gain on contingent consideration	—	(450)	—	(450)
Depreciation and amortization	180	259	338	588
Operating loss	(1,190)	(3,976)	(2,743)	(5,748)
Interest income (expense), net	238	(1,877)	234	(3,023)
Loss before income taxes from continuing operations	(952)	(5,853)	(2,509)	(8,771)
Income tax benefit from continuing operations	118	1,364	286	1,953
Loss from continuing operations	(834)	(4,489)	(2,223)	(6,818)
Income from discontinued operations:
Income	—	908	—	3,019
Gain on sale	—	—	918	—
Income tax expense	—	(155)	—	(659)
Net loss	$(834)	$(3,736)	$(1,305)	$(4,458)

Net (loss) income per share - basic and diluted:
Net loss from continuing operations	$(0.08)	$(0.41)	$(0.21)	$(0.62)
Net income from discontinued operations:
Income	—	0.08	—	0.27
Gain on sale	—	—	0.09	—
Income tax expense	—	(0.01)	—	(0.06)
Net loss per share - basic and diluted	$(0.08)	$(0.34)	$(0.12)	$(0.41)

Weighted-average shares outstanding:
Basic and diluted	10,586	11,019	10,614	10,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Twenty-six Week Period Ended June 28, 2026

	Common Stock
	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Stockholders’ equity, December 28, 2025	11,227	$112	$(1,578)	$71,445	$(21,874)	$48,105
Share-based compensation	—	—	—	230	—	230
Issuance of restricted shares	17	—	—	—	—	—
Repurchase of common stock, 170,862 shares	—	—	(873)	—	—	(873)
Net loss	—	—	—	—	(471)	(471)
Stockholders’ equity, March 29, 2026	11,244	112	(2,451)	71,675	(22,345)	46,991
Share-based compensation	—	—	—	187	—	187
Issuance of restricted shares	18	1	—	(1)	—	—
Repurchase of common stock, 56,256 shares	—	—	(293)	—	—	(293)
Net loss	—	—	—	—	(834)	(834)
Stockholders’ equity, June 28, 2026	11,262	$113	$(2,744)	$71,861	$(23,179)	$46,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Twenty-six Week Period Ended June 29, 2025

	Common Stock
	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Retained Earnings	Total
Stockholders’ equity, December 29, 2024	11,039	$110	$(57)	$70,260	$11,956	$82,269
Share-based compensation from continuing operations	—	—	—	168	—	168
Share-based compensation from discontinued operations	—	—	—	18	—	18
Issuance of restricted shares	53	1	—	(1)	—	—
Issuance of ESPP shares	17	—	—	87	—	87
Net loss	—	—	—	—	(722)	(722)
Stockholders’ equity, March 30, 2025	11,109	111	(57)	70,532	11,234	81,820
Share-based compensation from continuing operations	—	—	—	137	—	137
Share-based compensation from discontinued operations	—	—	—	18	—	18
Issuance of restricted shares	35	1	—	(1)	—	—
Issuance of ESPP shares	15	—	—	47	—	47
Net loss	—	—	—	—	(3,736)	(3,736)
Stockholders’ equity, June 29, 2025	11,159	$112	$(57)	$70,733	$7,498	$78,286

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Twenty-six Week Periods Ended June 28, 2026 and June 29, 2025

	2026	2025
Cash flows from operating activities
Net loss	$(1,305)	$(4,458)
Net income from discontinued operations	(918)	(2,360)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	50	58
Amortization	288	530
Software as a service	281	425
Loss on disposal of property and equipment	—	6
Contingent consideration adjustment	—	(450)
Amortization of debt issuance costs	—	598
Interest expense on note payable	—	93
Provision for credit losses	214	1,656
Share-based compensation	417	305
Deferred income taxes	(311)	(1,378)
Other non-cash items	(29)	—
Net changes in operating assets and liabilities:
Accounts receivable	(259)	1,851
Escrow receivable	3,500	—
Prepaid expenses	(142)	(87)
Other current assets	345	(393)
Deposits	23	8
Accounts payable	(245)	1,288
Accrued payroll and expenses	274	3,263
Transition services payable	(2,054)	—
Accrued interest	—	287
Income taxes receivable	(61)	(384)
Severance payable	(205)	—
Operating leases	(23)	(33)
Other long-term liabilities	—	2,137
Net cash (used in) provided by continuing operating activities	(160)	2,962
Net cash provided by discontinued operating activities	—	253
Net cash (used in) provided by operating activities	(160)	3,215
Cash flows from investing activities
Proceeds from business sold	918	—
Purchases of short-term investments	(17,377)	—
Proceeds from sale of short-term investments	8,897	—
Capital expenditures	(65)	(13)
Net cash used in continuing investing activities	(7,627)	(13)
Net cash used in discontinued investing activities	—	(63)
Net cash used in investing activities	(7,627)	(76)

Cash flows from financing activities
Net borrowings under line of credit	—	1,604
Principal payments on long-term debt	—	(1,913)
Issuance of ESPP shares	—	134
Note payable paid	(347)	—
Repurchase of common stock	(1,166)	—
Payments of debt issuance costs	—	(29)
Net cash used in continuing financing activities	(1,513)	(204)
Net change in cash and cash equivalents	(9,300)	2,935
Less: net change in cash and cash equivalents, discontinued operations	—	190
Cash and cash equivalents, beginning of period	19,018	32
Cash and cash equivalents, end of period, continuing operations	$9,718	$2,777
Supplemental cash flow information:
Cash paid for interest	$50	$2,048
Cash paid for state taxes, net of refunds	$81	$354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

BGSF, Inc. (the “Company”) provides workforce solutions through the Property Management business that operates primarily within the United States of America (“U.S.”). The Property Management segment currently has the ability to service all states and D.C., and provide office and maintenance field talent to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

The Company normally experiences seasonal fluctuations. The quarterly operating results are affected by the seasonality of client partners’ business, as well as the number of billing days in a quarter. Demand for the Property Management workforce solutions has typically increased in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months.

On May 8, 2024, the Company announced that our board of directors (“Board”) had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review”). During December 2024, the Company announced a cost restructuring plan as part of the strategic alternatives review process. On June 14, 2025, the Company entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which the Company sold substantially all of the outstanding equity and assets pertaining to the Professional segment (“BGSF Professional”) on September 8, 2025. The BGSF Professional financial results for periods prior to the sale have been reflected as discontinued operations in the Consolidated Financial Statements, see “Note 3 - Discontinued Operations.”

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of June 28, 2026 and December 28, 2025, and include the thirteen and twenty-six week periods ended June 28, 2026 and June 29, 2025, referred to herein as Fiscal 2026 and 2025, respectively.

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

Short-Term Investments

The Company invests in investment grade marketable securities, which are classified as trading securities based on the expected holding period and reported at fair value using observable market data with realized and unrealized gains and losses recognized in earnings within interest income (expense), net in the consolidated statements of operations in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments in Debt Securities.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of June 28, 2026 and December 28, 2025 or revenue for the twenty-six week periods ended June 28, 2026 and June 29, 2025. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2026 and the related percentage for Fiscal 2025 was generated in the following area:

	Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025
Texas	23%	28%

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
collection have been exhausted. Recoveries of receivables previously written off are recorded as income when received. Changes in the allowance for credit losses are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Beginning balance	$1,156	$1,000	$1,156	$910
Provision for credit losses	118	1,458	214	1,656
Amounts written off	(275)	(1,348)	(405)	(1,460)
Recoveries	79	46	113	50
Ending balance	$1,078	$1,156	$1,078	$1,156

Property and Equipment

Property and equipment are stated net of accumulated depreciation of $1.4 million and $1.3 million at June 28, 2026 and December 28, 2025, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million, which are included in Deposits in the accompanying consolidated balance sheets, as of June 28, 2026 and December 28, 2025, respectively.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Software as a service is stated net of accumulated amortization of $3.4 million and $3.1 million at June 28, 2026 and December 28, 2025, respectively.

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

Debt Issuance Costs

Debt issuance costs were amortized into interest expense using the effective interest method over the term of the respective loans. Debt issuance costs related to a recognized debt liability were presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability until the BMO agreement was fully paid and retired on September 8, 2025.

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of June 28, 2026 or December 28, 2025. There were no revenues recognized during the twenty-six week period ended June 28, 2026 or June 29, 2025 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the twenty-six week period ended June 28, 2026 or June 29, 2025. The opening balance of accounts receivable at December 29, 2024 was $17.1 million.

Share-Based Compensation

The Company recognizes compensation expense in selling, general, and administrative expenses over the service period for common stock options or restricted stock that are expected to vest and records adjustments to compensation expense at the end of the service period if actual forfeitures differ from original estimates. Common stock options or restricted stock are measured at fair value at the grant date using the market price of the Company’s common stock.

Earnings Per Share

Basic earnings per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities. Antidilutive shares are excluded from the calculation of earnings per share. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Weighted-average number of common shares outstanding:	10,586	11,019	10,614	10,986
Weighted-average number of diluted common shares outstanding	10,586	11,019	10,614	10,986

Stock options and restricted stock	662	790	662	790
Convertible note	—	255	—	255
Antidilutive shares	662	1,045	662	1,045

Income Taxes

The effective tax rate from continuing operations was 12% and 23% for the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively. The effective tax rate from continuing operations was 11% and 22% for the twenty-six week periods ended June 28, 2026 and June 29, 2025, respectively. Although both fiscal periods consisted of a federal benefit at statutory rates, Fiscal 2026 had a lower state tax and a larger temporary book to tax difference for equity related items.

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

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. As a matter of operation, the Company first calculates the effective tax on continuing operations, and then allocated the remaining taxes to our discontinued operations, in accordance with ASC Topic 740. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. As of June 28, 2026 and December 28, 2025, the Company carried a valuation allowance of $1.5 million related to capital losses and stock-based compensation from the sale of BGSF Professional.

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

The EPA contained customary representations and warranties, covenants (including certain non-competition and non-solicitation covenants restricting the Company with respect to the professional staffing business), closing conditions, and indemnification provisions. The EPA also included a payment obligation related to the June 10, 2025 letter agreement with Arroyo Consulting, LLC related to the payout of $2.5 million in contingent consideration where by the Company assumed a portion of this obligation and paid $1.2 million at closing and will pay the remaining $0.6 million in monthly installments (“Note payable”). After the close of the transaction, the Company began providing certain back-office services to INSPYR for a limited period of time.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The BGSF Professional financial results for periods prior to the sale have been reflected in our Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows as discontinued operations. The financial results of BGSF Professional are as follows (in thousands):

	June 29, 2025
	Thirteen Weeks Ended	Twenty-six Weeks Ended
Revenue	$40,268	$82,619
Cost of services	28,024	57,015
Gross profit	12,244	25,604
Selling, general, and administrative expenses	10,000	19,907
Depreciation and amortization	1,336	2,678
Income from discontinued operations before taxes	$908	$3,019

NOTE 4 - FAIR VALUE MEASUREMENTS

The fair value of short-term investments were comprised of the following (in thousands):

	June 28, 2026
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Treasury securities	$8,509	$—	$—	$8,509
Total	$8,509	$—	$—	$8,509

NOTE 5 - OTHER CURRENT ASSETS

Other current assets as of June 28, 2026 and December 28, 2025 consist of the following (in thousands):

	June 28, 2026	December 28, 2025
CARES Act receivable	$—	$280
Income tax receivable	445	457
State payroll tax receivable	322	322
Federal payroll tax receivable	333	399
Total	$1,100	$1,458

NOTE 6 - LEASES

Short-term leases and subleases were immaterial. The supplemental balance sheet and cash flow information related to the Company's operating leases were as follows at (dollars in thousands):

	June 28, 2026	December 28, 2025
Weighted average remaining lease term of continuing operating leases	2.5 years	2.6 years
Weighted average discount rate for continuing operating leases	8.4%	8.3%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The supplemental cash flow information from continuing operations related to the Company's operating leases were as follows (dollars in thousands):

	Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025
Cash paid for continuing operating leases	$224	$303
Continuing operating lease expense	$201	$270

The undiscounted annual future minimum lease payments consist of the following at (in thousands):

		June 28, 2026
2026	(remaining)	$225
2027		122
2028		94
2029		96
2030		24
Total lease payments		561
Imputed interest		(55)
Present value of lease liabilities		$506

NOTE 7 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $2.7 million and $3.0 million at June 28, 2026 and December 28, 2025, respectively. Amortization expense from continuing operations for Fiscal 2026 and Fiscal 2025 are comprised of following (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Computer software - amortization expense	$155	$230	$288	$530
Total expense	$155	$230	$288	$530

NOTE 8 - ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses consist of the following at (in thousands):

	June 28, 2026	December 28, 2025
Payroll	$1,379	$1,047
Payroll related	1,397	1,218
Vendor services	952	824
Bonuses and commissions	531	664
State and local non-income taxes	181	256
Other	275	432
Accrued payroll and expenses	$4,715	$4,441

NOTE 9 - CONTINGENCIES

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
range of possible loss, or include a statement that no estimate of the loss can be made. No provision has been recorded for any claims as of June 28, 2026 or December 28, 2025.

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

Repurchase of Common Stock

On November 5, 2025, the Company's Board approved a stock repurchase program under which the Company may repurchase up to $5.0 million of its common stock. The repurchase program does not have an expiration date and may be suspended, terminated, or modified at any time for any reason. During Fiscal 2026, the Company repurchased 227,118 shares at a weighted average price of $5.13 per share. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. The repurchase program has been used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of June 28, 2026, the Company has approximately $2.3 million available for repurchases under this program.

Restricted Stock

The Company issued net restricted common stock of 35,225 and 53,364 shares to team members and non-team member (non-employee) directors in Fiscal 2026 and Fiscal 2025, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended June 28, 2026 and June 29, 2025, the Company recognized $0.1 million of compensation expense from continuing operations related to stock options, respectively. For the twenty-six week periods ended June 28, 2026 and June 29, 2025, the Company recognized $0.2 million and $0.1 million, respectively, of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense from continuing operations as of June 28, 2026 amounted to $0.7 million which is expected to be recognized over the next 1.7 years. As of June 28, 2026, a total of 1.2 million shares remain available for issuance under 2013 Plan. A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 28, 2025	668,499	$13.52	5.2	$52
Forfeited / Expired	(6,000)	$—
Options outstanding at June 28, 2026	662,499	$13.55	4.7	$103

Options exercisable at December 28, 2025	590,294	$14.36	4.7	$52
Options exercisable at June 28, 2026	585,094	$14.40	4.2	$103

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 28, 2025	78,205	$3.45
Non-vested outstanding at June 28, 2026	77,405	$3.44

Restricted Stock

For the thirteen week periods ended June 28, 2026 and June 29, 2025, the Company recognized $0.1 million of compensation expense from continuing operations related to restricted stock awards. For the twenty-six week periods ended June 28, 2026 and June 29, 2025, the Company recognized $0.2 million of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of June 28, 2026 amounted to $0.5 million which is expected to be recognized over the next 1.8 years. A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Restricted outstanding at December 28, 2025	129,232	$5.96
Issued	35,225	$5.32
Vested	(29,129)	$6.28
Restricted outstanding at June 28, 2026	135,328	$5.73

Non-vested outstanding at December 28, 2025	129,232	$5.96
Non-vested outstanding at June 28, 2026	135,328	$5.73

NOTE 12 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.1 million from continuing operations to the 401(k) Plan for the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively. The Company contributed $0.2 million from continuing operations, respectively, to the 401(k) Plan for the twenty-six week periods ended June 28, 2026 and June 29, 2025.

NOTE 13 - BUSINESS SEGMENT

The Company has continuing operations through one segment of Property Management, which includes centralized support services through executive, marketing, human resources, information technology, accounting, treasury, and billing operations. The chief operating decision-makers (the “CODM”), the President of Property Management and Co-Chief Executive Officers, establish the strategic direction of the Company, priorities, and long-term financial objectives. The CODM are ultimately responsible for evaluating segment performance and making decisions regarding resource allocation. The Property Management segment currently has the ability to service all U.S. states and D.C., and provide office and maintenance field talent to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations. The CODM consider variances between actual results and expectations as well as historical trends for segment income when making decisions about allocating capital and personnel resources to each segment.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment loss from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and all general and administrative expenses. The following table provides a reconciliation of revenue and loss from continuing operations by reportable segment to consolidated results for the periods indicated (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Contract field talent	$21,487	$23,000	$41,682	$43,279
Contingent placements	826	506	1,512	1,110
Revenue	22,313	23,506	43,194	44,389
Compensation and related	14,354	15,058	27,786	28,344
Other	41	38	80	75
Gross profit	7,918	8,410	15,328	15,970
Selling:
Compensation	4,167	4,195	8,600	8,121
Advertising, occupancy, and travel	500	447	935	825
Software, insurance, and professional fees	539	296	951	669
Other	279	1,806	516	2,176
Contributions to overhead	2,433	1,666	4,326	4,179
General and administrative:
Compensation	1,463	2,184	3,033	4,245
Software	633	828	1,211	1,525
Professional fees	486	569	985	1,111
Strategic alternatives review	385	1,613	868	1,634
Other	476	639	634	1,274
Gain on contingent consideration	—	(450)	—	(450)
Depreciation and amortization	180	259	338	588
Operating loss	(1,190)	(3,976)	(2,743)	(5,748)
Interest income (expense), net	238	(1,877)	234	(3,023)
Income tax benefit from continuing operations	118	1,364	286	1,953
Loss from continuing operations	$(834)	$(4,489)	$(2,223)	$(6,818)

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

We currently operate primarily within the United States of America in our Property Management segment. Our Property Management segment currently has the ability to service all states and D.C., and provide office and maintenance field talent to property management companies responsible for the apartment communities' and commercial buildings' day-to-day operations.

Our business normally experiences seasonal fluctuations. Our quarterly operating results are affected by seasonality of our client partners’ business, as well as the number of billing days in a quarter. Demand for our Property Management workforce solutions typically increases in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months. In addition, our cost of services typically increases in the first quarter primarily due to the reset of payroll taxes.

Results of Operations

The following tables summarize key components of our results from continuing operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our unaudited consolidated financial statements.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(dollars in thousands)
Revenues	$22,313	$23,506	$43,194	$44,389
Cost of services	14,395	15,096	27,866	28,419
Gross profit	7,918	8,410	15,328	15,970
Selling, general, and administrative expenses	8,928	12,577	17,733	21,580
Gain on contingent consideration	—	(450)	—	(450)
Depreciation and amortization	180	259	338	588
Operating loss	(1,190)	(3,976)	(2,743)	(5,748)
Interest income (expense), net	238	(1,877)	234	(3,023)
Loss before income taxes from continuing operations	(952)	(5,853)	(2,509)	(8,771)
Income tax benefit from continuing operations	118	1,364	286	1,953
Loss from continuing operations	$(834)	$(4,489)	$(2,223)	$(6,818)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	64.5	64.2	64.5	64.0
Gross profit	35.5	35.8	35.5	36.0
Selling, general, and administrative expenses	40.0	53.5	41.1	48.6
Gain on contingent consideration	—	(1.9)	—	(1.0)
Depreciation and amortization	0.8	1.1	0.8	1.3
Operating loss	(5.4)	(16.9)	(6.5)	(12.8)
Interest income (expense), net	1.1	(8.0)	0.5	(6.8)
Loss before income taxes from continuing operations	(4.3)	(24.9)	(5.7)	(19.7)
Income tax benefit from continuing operations	0.5	5.8	0.7	4.4
Loss from continuing operations	(3.8)%	(19.1)%	(5.0)%	(15.3)%

Thirteen Week Fiscal Period Ended June 28, 2026 (“Fiscal 2026”) Compared with Thirteen Week Fiscal Period Ended June 29, 2025 (“Fiscal 2025”)

	Thirteen Weeks Ended
	June 28, 2026	June 29, 2025
	(dollars in thousands)
Revenues	$22,313	$23,506
Gross Profit	$7,918	$8,410
Gross Profit Percentage	35.5%	35.8%

Revenues: Revenues decreased $1.2 million (5.1%). The decrease was primarily due to a 6.8% reduction in billed hours, which was driven by a combination of lower demand from cost pressures on property owners and property management companies and increased competition in certain markets.

Gross Profit: Gross profit decreased approximately $0.5 million (5.9%), which is in line with revenues with a partial offset by higher permanent placement business that have no cost of service.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses decreased $3.6 million (29.0%), primarily due to reduced compensation costs on less headcount and is reflective of cost reduction activities that occurred during 2025 and continued into 2026 to align our administrative costs with our lower revenue following the sale of BGSF Professional. The components of selling, general, and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	June 28, 2026		June 29, 2025
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$5,485	25%	$6,744	29%	$(1,259)	(19)%
General and administrative:
Compensation and related	1,463	7	2,184	9	(721)	(33)%
Software	633	3	828	4	(195)	(24)%
Liability insurance	239	1	305	1	(66)	(22)%
Professional fees	486	2	569	2	(83)	(15)%
Share-based compensation	187	1	137	1	50	36%
Strategic alternatives review	385	1	1,613	7	(1,228)	(76)%
Other	50	—	197	1	(147)	(75)%
Total	$8,928	40%	$12,577	54%	$(3,649)	(29)%

Depreciation and Amortization: Depreciation and amortization charges decreased $0.1 million (30.5%) primarily due to amortization of intangible assets for computer software.

Interest Income (Expense), net: Interest income (expense), net increased $2.1 million (112.7%) due to short-term investment income in Fiscal 2026 following the sale of BGSF Professional compared to expense on the BMO Bank, N.A. (“BMO”) term loan commitment and revolving credit facility in Fiscal 2025.

Income Tax Benefit: Income tax benefit decreased $1.2 million due to a lower net loss and a lower effective tax rate in Fiscal 2026.

Twenty-six Week Fiscal Period Ended June 28, 2026 (“Fiscal 2026”) Compared with Twenty-six Week Fiscal Period Ended June 29, 2025 (“Fiscal 2025”)

	Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025
	(dollars in thousands)
Revenues	$43,194	$44,389
Gross Profit	$15,328	$15,970
Gross Profit Percentage	35.5%	36.0%

Revenues: Revenues decreased approximately $1.2 million (2.7%). The decrease was primarily due to a 3.9% reduction in billed hours, which was driven by a combination of lower demand from cost pressures on property owners and property management companies and increased competition in certain markets with partial offsets by higher permanent placement business and average bill rate.

Gross Profit: Gross profit decreased approximately $0.7 million (4.0%) which is in line with revenues with a partial offset by higher permanent placement business that have no cost of service.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses decreased $3.8 million (17.8%) primarily due to reduced compensation costs on less headcount and is reflective of cost reduction activities that occurred during 2025 and continued into 2026 to align our administrative costs with our lower revenue following the sale of BGSF Professional. The components of selling, general, and administrative expense are detailed in the following table:

	Twenty-six Weeks Ended
	June 28, 2026		June 29, 2025
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$11,002	26%	$11,791	27%	$(789)	(7)%
General and administrative:
Compensation and related	3,033	7	4,245	10	(1,212)	(29)%
Software	1,211	3	1,525	3	(314)	(21)%
Liability insurance	524	1	535	1	(11)	(2)%
Professional fees	985	2	1,111	2	(126)	(11)%
Share-based compensation	417	1	305	1	112	37%
Strategic alternatives review	868	2	1,634	4	(766)	(47)%
Other(1)	(307)	(1)	434	1	(741)	(171)%
Total	$17,733	41%	$21,580	49%	$(3,847)	(18)%
(1)Includes fees charged to cover costs for transitional back-office services provided after the sale of BGSF Professional.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.3 million (42.5%) primarily due to amortization of intangible assets for computer software.

Interest Income (Expense), net: Interest income (expense) increased $3.3 million (107.7%) due to short-term investment income in Fiscal 2026 following the sale of BGSF Professional compared to the expense adjustment of amortization of debt issuance costs relating to a waiver and amendment with respect to our previous credit agreement with BMO in Fiscal 2025.

Income Tax Benefit: Income tax benefit decreased $1.7 million due to a lower net loss and a lower effective tax rate in Fiscal 2026.

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

We define “Adjusted EBITDA” as earnings before interest (income) expense, income taxes, depreciation and amortization expense, costs associated with the Strategic alternatives review, software as a service costs, and certain non-cash expenses such as share-based compensation expense, as well as certain specific events that management does not consider in assessing our on-going operating performance. Omitting interest, taxes, and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and equipment and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net loss from operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(dollars in thousands)
Loss from continuing operations	$(834)	$(4,489)	$(2,223)	$(6,818)
Income tax benefit	(118)	(1,364)	(286)	(1,953)
Interest (income) expense, net	(238)	1,877	(234)	3,023
Operating loss	(1,190)	(3,976)	(2,743)	(5,748)
Depreciation and amortization	180	259	338	588
Gain on contingent consideration	—	(450)	—	(450)
Share-based compensation	187	137	417	305
Strategic alternatives review	385	1,613	868	1,634
Software as a service[1]	140	284	281	425
Aged receivable adjustment	—	980	—	1,070
Adjusted EBITDA from continuing operations	(298)	(1,153)	(839)	(2,176)
Adjusted EBITDA Margin (% of revenue)	(1)%	(5)%	(2)%	(5)%
Income from discontinued operations	—	753	918	2,360
Adjustments to discontinued operations[2]	—	1,506	—	3,370
Adjusted EBITDA from discontinued operations	—	2,259	918	5,730
Adjusted EBITDA, net	$(298)	$1,106	$79	$3,554
(1)We capitalize direct costs incurred in cloud computing implementation from hosting arrangements, which are reported as a Software as a service and are expensed as incurred in selling, general, and administrative expenses.
(2)Adjusted EBITDA from discontinued operations for the thirteen and twenty-six weeks ended June 29, 2025 includes $1.3 million and $2.7 million of depreciation and amortization, respectively, and $0.2 million and $0.7 million of income tax expense, respectively.

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments, and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements may increase substantially in periods of growth.

Our primary sources of liquidity were cash generated from operations, which was used to fund payments to field talent and team members, related payroll liabilities, operating expenses, capital expenditures, cash taxes, and note payments. We believe that cash on hand, short-term investments, and the cash generated from operations, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. During Fiscal 2025, we received cash proceeds from the sale of BGSF Professional on September 8, 2025, which allowed us to fully payoff and retire the borrowings under an agreement with BMO and pay a $2.00 per share special dividend on September 30, 2025, which means we currently hold approximately $18.2 million in available cash and short-term investments to fund the business. If our future cash flow and other capital resources are insufficient to fund our liquidity needs, we may obtain new debt or equity capital.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	June 28, 2026	December 28, 2025
	(dollars in thousands)
Working capital from continuing operations	$27,338	$29,116

	Twenty-six Weeks Ended
	June 28, 2026	June 29, 2025
	(dollars in thousands)
Net cash (used in) provided by continuing operations:
Operating activities	$(160)	$2,962
Investing activities	(7,627)	(13)
Financing activities	(1,513)	(204)
Net change in cash and cash equivalents discontinued operations	—	190
Net change in cash and cash equivalents	$(9,300)	$2,935

Operating Activities

Cash provided by operating activities from continuing operations consists of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, provision for credit losses, and the effect of working capital changes. The primary driver of cash inflows and outflows are accounts receivable, transition services payable, escrow receivable, accounts payable, and accrued payroll and expenses.

During Fiscal 2026, net cash used in operating activities from continuing operations increased by $3.1 million compared to Fiscal 2025. The increase is primarily due to increased payments on accrued payroll and expenses and accounts payable, which was partially offset by a decrease in other current assets for CARES Act receipts.

Investing Activities

Cash flows from investing activities from continuing operations consisted of capital expenditures, purchases of short-term marketable securities, and proceeds from the sale of BGSF Professional.

For Fiscal 2026, we purchased $17.4 million of short-term investments and minimal capital expenditures, which were partially offset by $0.9 million of additional funds received for the final settlement of working capital from the sale of BGSF Professional. In Fiscal 2025, capital expenditures were minimal.

Financing Activities

Cash flows from financing activities related to continuing operations consisted principally of borrowings and payments under our credit agreement and repurchases of our common stock.

For Fiscal 2026, we repurchased $1.2 million of our common stock under the Company's stock buyback plan. For Fiscal 2025, we borrowed $1.6 million on our revolving credit facility for increased operating needs and we paid down $1.9 million on our term loan commitment.

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

Short-Term Investments

We invest in U.S. Treasury securities that are classified as trading securities based on the expected holding period and are reported at fair value using observable market data. Realized and unrealized gains and losses as well as interest income are recognized in earnings within interest income (expense), net in the consolidated statements of operations in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments in Debt Securities.

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

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. We recognize any penalties when necessary as part of selling, general, and administrative expenses. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. As of June 28, 2026 and December 28, 2025, the Company carried a valuation allowance of $1.5 million related to capital losses and stock-based compensation from the sale of BGSF Professional. We follow the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Co-CEOs and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended June 28, 2026, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Co-CEOs and our CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

During the fiscal quarter ended June 28, 2026, the Company repurchased 56,256 shares of the Company's common stock at a weighted average price of $5.20 per share. A summary of the repurchase activity is as follows:

Stock Class	Period	Total number of shares repurchased	Weighted average price paid per share	Maximum value of common stock that may yet be repurchased under current authorization
Common Stock	March 30 through April 26	—	$—	$2,605,822
Common Stock	April 27 through May 24	26,607	$5.26	$2,465,900
Common Stock	May 25 through June 28	29,649	$5.15	$2,313,293
		56,256

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Plans

During the fiscal quarter ended June 28, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

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

Date: August 5, 2026