Form 10-Q
period 2026-09-27
BGSF, INC.
filed 2026-11-04
CIK 1474903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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

As of November 2, 2026 there were 10,633,699 shares of the registrant’s common stock outstanding.

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
•the impact of any strategic alternatives review/restructuring process;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 27, 2026	December 28, 2025
ASSETS
Current assets
Cash and cash equivalents	$9,302	$19,018
Short-term investments	8,622	—
Accounts receivable (net of allowance for credit losses of $982 and $1,156, respectively)	13,974	11,898
Escrow receivable	750	4,950
Prepaid expenses	1,230	1,126
Other current assets	1,381	1,458
Total current assets	35,259	38,450

Property and equipment, net	199	244

Other assets
Deposits	1,918	1,938
Software as a service, net	2,581	3,002
Deferred income taxes, net	9,404	9,496
Right-of-use asset - operating leases, net	575	630
Intangible assets, net	2,580	3,003
Goodwill	1,074	1,074
Total other assets	18,132	19,143
Total assets	$53,590	$57,837
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$459	$503
Accrued payroll and expenses	5,035	4,441
Transition services payable	855	3,064
Income taxes payable	22	76
Note payable	—	449
Severance payable, current portion	194	392
Lease liabilities, current portion	408	409
Total current liabilities	6,973	9,334

Severance payable, less current portion	—	100
Lease liabilities, less current portion	213	298
Total liabilities	7,186	9,732

Commitments and contingencies

Preferred stock, $0.01 par value per share, 500,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 19,500,000 shares authorized 11,279,222 and 11,227,197 shares issued, respectively, and 10,664,785 and 10,872,067 outstanding, respectively	113	112
Additional paid in capital	72,039	71,445
Accumulated deficit	(22,835)	(21,874)
Treasury stock of 614,437 and 355,130 shares, respectively	(2,913)	(1,578)
Total stockholders’ equity	46,404	48,105
Total liabilities and stockholders’ equity	$53,590	$57,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

For the Thirteen and Thirty-nine Week Periods Ended September 27, 2026 and September 28, 2025

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2026	2025	2026	2025
Revenues	$25,129	$26,895	$68,324	$71,284
Cost of services	16,046	17,235	43,913	45,654
Gross profit	9,083	9,660	24,411	25,630
Selling, general, and administrative expenses	8,718	10,223	26,451	31,804
Gain on contingent consideration	—	(450)	—	(450)
Depreciation and amortization	159	824	497	1,411
Operating income (loss)	206	(937)	(2,537)	(7,135)
Interest income (expense), net	38	(1,570)	272	(4,595)
Income (loss) before income taxes from continuing operations	244	(2,507)	(2,265)	(11,730)
Income tax (expense) benefit from continuing operations	(150)	(571)	136	1,461
Income (loss) from continuing operations	94	(3,078)	(2,129)	(10,269)
Income (loss) from discontinued operations:
Income	—	226	—	3,695
Gain (loss) on sale	250	(2,892)	1,168	(2,892)
Income tax expense	—	(68)	—	(804)
Net income (loss)	$344	$(5,812)	$(961)	$(10,270)

Net income (loss) per share - basic and diluted:
Net income (loss) from continuing operations	$0.01	$(0.28)	$(0.20)	$(0.93)
Net income (loss) from discontinued operations:
Income	—	0.02	—	0.34
Gain (loss) on sale	0.02	(0.26)	0.11	(0.26)
Income tax expense	—	—	—	(0.08)
Net income (loss) per share - basic and diluted	$0.03	$(0.52)	$(0.09)	$(0.93)

Weighted-average shares outstanding:
Basic	10,550	11,079	10,506	11,018
Diluted	10,565	11,079	10,506	11,018

Cash dividends declared per common share	$—	$2.00	$—	$2.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirty-nine Week Period Ended September 27, 2026

	Common Stock
	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Stockholders’ equity, December 28, 2025	11,227	$112	$(1,578)	$71,445	$(21,874)	$48,105
Share-based compensation	—	—	—	230	—	230
Issuance of restricted shares	17	—	—	—	—	—
Repurchase of common stock, 170,862 shares	—	—	(873)	—	—	(873)
Net loss	—	—	—	—	(471)	(471)
Stockholders’ equity, March 29, 2026	11,244	112	(2,451)	71,675	(22,345)	46,991
Share-based compensation	—	—	—	187	—	187
Issuance of restricted shares	18	1	—	(1)	—	—
Repurchase of common stock, 56,256 shares	—	—	(293)	—	—	(293)
Net loss	—	—	—	—	(834)	(834)
Stockholders’ equity, June 28, 2026	11,262	113	(2,744)	71,861	(23,179)	46,051
Share-based compensation	—	—	—	178	—	178
Issuance of restricted shares	17	—	—	—	—	—
Repurchase of common stock, 32,189 shares	—	—	(169)	—	—	(169)
Net income	—	—	—	—	344	344
Stockholders’ equity, September 27, 2026	11,279	$113	$(2,913)	$72,039	$(22,835)	$46,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

For the Thirty-nine Week Period Ended September 28, 2025

	Common Stock
	Shares	Par Value	Treasury Stock Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total
Stockholders’ equity, December 29, 2024	11,039	$110	$(57)	$70,260	$11,956	$82,269
Share-based compensation from continuing operations	—	—	—	168	—	168
Share-based compensation from discontinued operations	—	—	—	18	—	18
Issuance of restricted shares	53	1	—	(1)	—	—
Issuance of ESPP shares	17	—	—	87	—	87
Net loss	—	—	—	—	(722)	(722)
Stockholders’ equity, March 30, 2025	11,109	111	(57)	70,532	11,234	81,820
Share-based compensation from continuing operations	—	—	—	137	—	137
Share-based compensation from discontinued operations	—	—	—	18	—	18
Issuance of restricted shares	35	1	—	(1)	—	—
Issuance of ESPP shares	15	—	—	47	—	47
Net loss	—	—	—	—	(3,736)	(3,736)
Stockholders’ equity, June 29, 2025	11,159	112	(57)	70,733	7,498	78,286
Share-based compensation from continuing operations	—	—	—	545	—	545
Share-based compensation from discontinued operations	—	—	—	67	—	67
Issuance of restricted shares	41	—	—	—	—	—
Cash dividend declared	—	—	—	—	(22,400)	(22,400)
Net loss	—	—	—	—	(5,812)	(5,812)
Stockholders’ equity, September 28, 2025	11,200	$112	$(57)	$71,345	$(20,714)	$50,686

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BGSF, Inc. and Subsidiaries
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the Thirty-nine Week Periods Ended September 27, 2026 and September 28, 2025

	2026	2025
Cash flows from operating activities
Net loss	$(961)	$(10,270)
Net income from discontinued operations	(1,168)	(2,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73	86
Amortization	424	1,325
Software as a service	421	950
Loss on sale of discontinued operations	—	2,892
Loss on disposal of property and equipment	—	11
Contingent consideration adjustment	—	(450)
Amortization of debt issuance costs	—	1,022
Interest expense on note payable	—	235
Provision for credit losses	334	1,822
Share-based compensation	595	850
Deferred income taxes	92	(1,450)
Other non-cash items	(90)	—
Net changes in operating assets and liabilities:
Accounts receivable	(2,411)	(2,236)
Escrow receivable	4,200	(4,950)
Prepaid expenses	(105)	302
Other current assets	346	(516)
Deposits	20	73
Accounts payable	(44)	1,877
Accrued payroll and expenses	594	2,642
Transition services payable	(2,209)	1,474
Accrued interest	—	(223)
Income taxes receivable (payable)	(322)	323
Severance payable	(299)	—
Other current liabilities	—	1,940
Operating leases	(30)	(15)
Other long-term liabilities	—	3,406
Net cash used in continuing operating activities	(540)	(1,771)
Net cash provided by discontinued operating activities	—	227
Net cash used in operating activities	(540)	(1,544)
Cash flows from investing activities
Proceeds from business sold	1,168	91,528
Purchases of short-term investments	(20,436)	—
Proceeds from sale of short-term investments	8,897	—
Proceeds from redemptions of short-term investments	3,007	—
Capital expenditures	(28)	(122)
Net cash (used in) provided by continuing investing activities	(7,392)	91,406
Net cash used in discontinued investing activities	—	(193)
Net cash (used in) provided by investing activities	(7,392)	91,213

Cash flows from financing activities
Net payments under line of credit	—	(10,220)
Principal payments on long-term debt	—	(32,725)
Payment of convertible note	—	(4,368)
Issuance of ESPP shares	—	134
Note payable paid	(449)	(1,289)
Repurchase of common stock	(1,335)	—
Payments of debt issuance costs	—	(29)
Net cash used in continuing financing activities	(1,784)	(48,497)
Net change in cash and cash equivalents	(9,716)	41,172
Less: net change in cash and cash equivalents, discontinued operations	—	34
Cash and cash equivalents, beginning of period	19,018	32
Cash and cash equivalents, end of period, continuing operations	$9,302	$41,170
Supplemental cash flow information:
Cash paid for interest	$58	$3,398
Cash paid for state taxes, net of refunds	$89	$535
Non-cash transactions:
Dividends declared	$—	$22,400

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

The Company normally experiences seasonal fluctuations. The quarterly operating results are affected by the seasonality of client partners’ business, as well as the number of billing days in a quarter. Demand for Property Management workforce solutions has typically increased in the second quarter and is highest during the third quarter of the year due to the increased turns in multifamily units during the summer months when schools are not in session. Overall first quarter demand can be affected by adverse weather conditions in the winter months.

On May 8, 2024, the Company announced that its board of directors (“Board”) had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review/restructuring”). During December 2024, the Company announced a cost restructuring plan as part of the strategic alternatives review/restructuring process. On June 14, 2025, the Company entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which the Company sold substantially all of the outstanding equity and assets pertaining to the Professional segment (“BGSF Professional”) on September 8, 2025. The BGSF Professional financial results for periods prior to the sale have been reflected as discontinued operations in the Consolidated Financial Statements, see “Note 3 - Discontinued Operations.”

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

Fiscal Periods

The Company has a 52/53 week fiscal year. Fiscal periods for the consolidated financial statements included herein are as of September 27, 2026 and December 28, 2025, and include the thirteen and thirty-nine week periods ended September 27, 2026 and September 28, 2025, referred to herein as Fiscal 2026 and 2025, respectively.

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

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to, short-term trading securities and the allocation of purchase price consideration to tangible and identifiable intangible assets. The carrying values of accounts receivable, accounts payable, accrued payroll and expenses, and other current assets and liabilities approximate their fair values due to the short-term nature of these instruments.

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

Concentration of Credit Risk

Concentration of credit risk is limited due to the Company’s diverse client partner base and their dispersion across many different industries and geographic locations nationwide. No single client partner accounted for more than 10% of the Company’s accounts receivable as of September 27, 2026 and December 28, 2025 or revenue for the thirty-nine week periods ended September 27, 2026 and September 28, 2025. Geographic revenue in excess of 10% of the Company's consolidated revenue in Fiscal 2026 and the related percentage for Fiscal 2025 was generated in the following area:

	Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025
Texas	28%	29%

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Allowance beginning balance	$1,078	$1,156	$1,156	$910
Provision for credit losses	120	166	334	1,822
Amounts written off	(278)	(199)	(683)	(1,659)
Recoveries	62	33	175	83
Allowance ending balance	$982	$1,156	$982	$1,156

Property and Equipment

Property and equipment are stated net of accumulated depreciation of $1.4 million and $1.3 million at September 27, 2026 and December 28, 2025, respectively.

Deposits

The Company maintains guaranteed costs policies for workers' compensation coverage in monopolistic states and minimal loss retention coverage in all other states. Under these policies, the Company is required to maintain refundable deposits of $1.8 million, which are included in Deposits in the accompanying consolidated balance sheets, as of September 27, 2026 and December 28, 2025.

Software as a Service

The Company capitalizes direct costs incurred in cloud computing implementation costs from hosting arrangements, which are categorized as long-lived assets, and are reported as Software as a service in the accompanying consolidated balance sheets. All other internal-use software development costs are capitalized and reported as a component of computer software within Intangible assets. Software as a service is stated net of accumulated amortization of $3.5 million and $3.1 million at September 27, 2026 and December 28, 2025, respectively.

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

The Company evaluates the recoverability of Intangible assets whenever events or changes in circumstances indicate that an Intangible asset’s carrying amount may not be recoverable. The Company considered the impact on each reporting unit based on current and expected future economic and market conditions. The Company annually evaluates the remaining useful lives of all Intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no impairment indicators identified during Fiscal 2026 or Fiscal 2025. See “Note 7 - Intangible Assets.”

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

Payment terms in the Company's contracts vary by the type and location of its client partner and the workforce solutions offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of September 27, 2026 or December 28, 2025. There were no revenues recognized during the thirty-nine week period ended September 27, 2026 or September 28, 2025 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the thirty-nine week period ended September 27, 2026 or September 28, 2025. The opening balance of accounts receivable at December 29, 2024 was $17.1 million.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities. Antidilutive shares are excluded from the calculation of earnings per share. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the respective periods (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Weighted-average number of common shares outstanding:	10,550	11,079	10,506	11,018
Weighted-average number of diluted common shares outstanding	10,565	11,079	10,506	11,018

Stock options and restricted stock	595	822	638	822
Antidilutive shares	595	822	638	822

Income Taxes

The effective tax rate from continuing operations was 61% and 23% for the thirteen week periods ended September 27, 2026 and September 28, 2025, respectively. The effective tax rate from continuing operations was (6)% and (12)% for the thirty-nine week periods ended September 27, 2026 and September 28, 2025, respectively. Although both fiscal periods consisted of a federal benefit at statutory rates, Fiscal 2026 had a lower state tax and a larger temporary book to tax difference for equity related items.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment.

When appropriate, the Company will record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, the Company considers whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. As a matter of operation, the Company first calculates the effective tax on continuing operations, and then allocates the remaining taxes to our discontinued operations, in accordance with ASC Topic 740. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. As of September 27, 2026 and December 28, 2025, the Company carried a valuation allowance of $1.5 million related to capital losses and stock-based compensation from the sale of BGSF Professional.

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

NOTE 3 - DISCONTINUED OPERATIONS

On June 14, 2025, the Company entered into an Equity Purchase Agreement (“EPA”) with INSPYR Solutions Intermediate, LLC (“INSPYR”), pursuant to which the Company sold to INSPYR substantially all of the outstanding equity and assets pertaining to BGSF Professional. The sale closed on September 8, 2025, for cash proceeds of $91.5 million (which included a $2.3 million working capital adjustment as provided in the EPA) plus $5.2 million in holdback escrow accounts. Under the terms of the EPA, INSPYR acquired certain assets and equity interests, and assumed certain liabilities and obligations of the Company pertaining to BGSF Professional. The Company received one holdback escrow payment and the working capital adjustment totaling approximately $4.4 million in March 2026 and an another holdback escrow payment of $1.0 million in September 2026, which created $0.3 million in additional gain.

The EPA contained customary representations and warranties, covenants (including certain non-competition and non-solicitation covenants restricting the Company with respect to the professional staffing business), closing conditions, and indemnification provisions. The EPA also included a payment obligation related to the June 10, 2025 letter agreement with Arroyo Consulting, LLC related to the payout of $2.5 million in contingent consideration where by the Company assumed a portion of this obligation and paid $1.2 million at closing and paid the remaining $0.6 million in monthly installments (“Note payable”). After the close of the transaction, the Company began providing certain back-office services to INSPYR for a limited period of time.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The BGSF Professional financial results for periods prior to the sale have been reflected in our Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows as discontinued operations. The financial results of BGSF Professional are as follows (in thousands):

	September 28, 2025
	Thirteen Weeks Ended	Thirty-nine Weeks Ended
Revenue	$29,490	$112,109
Cost of services	20,325	77,340
Gross profit	9,165	34,769
Selling, general, and administrative expenses	7,590	27,497
Gain on contingent consideration	450	—
Depreciation and amortization	899	3,577
Income from discontinued operations before taxes	$226	$3,695

NOTE 4 - FAIR VALUE MEASUREMENTS

The fair value of short-term investments were comprised of the following (in thousands):

	September 27, 2026
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Treasury securities	$8,622	$—	$—	$8,622
Total	$8,622	$—	$—	$8,622

NOTE 5 - OTHER CURRENT ASSETS

Other current assets as of September 27, 2026 and December 28, 2025 consist of the following (in thousands):

	September 27, 2026	December 28, 2025
CARES Act receivable	$—	$280
Income tax receivable	725	457
State payroll tax receivable	322	322
Federal payroll tax receivable	334	399
Total	$1,381	$1,458

NOTE 6 - LEASES

Short-term leases and subleases were immaterial. The supplemental balance sheet and cash flow information related to the Company's operating leases were as follows at (dollars in thousands):

	September 27, 2026	December 28, 2025
Weighted average remaining lease term of continuing operating leases	2.1 years	2.6 years
Weighted average discount rate for continuing operating leases	7.3%	8.3%

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The supplemental cash flow information from continuing operations related to the Company's operating leases were as follows (dollars in thousands):

	Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025
Cash paid for continuing operating leases	$337	$465
Continuing operating lease expense	$307	$450

The undiscounted annual future minimum lease payments consist of the following at (in thousands):

		September 27, 2026
2026	(remaining)	$112
2027		348
2028		94
2029		96
2030		24
Total lease payments		674
Imputed interest		(53)
Present value of lease liabilities		$621

NOTE 7 - INTANGIBLE ASSETS

Intangible assets are stated net of accumulated amortization of $2.6 million and $3.0 million at September 27, 2026 and December 28, 2025, respectively. Amortization expense from continuing operations for Fiscal 2026 and Fiscal 2025 was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Computer software - amortization expense	$136	$796	$424	$1,325
Total expense	$136	$796	$424	$1,325

NOTE 8 - ACCRUED PAYROLL AND EXPENSES

Accrued payroll and expenses consist of the following at (in thousands):

	September 27, 2026	December 28, 2025
Payroll	$1,528	$1,047
Payroll related	1,192	1,218
Vendor services	1,335	824
Bonuses and commissions	641	664
State and local non-income taxes	89	256
Other	250	432
Accrued payroll and expenses	$5,035	$4,441

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - CONTINGENCIES

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of the loss can be made. No provision has been recorded for any claims as of September 27, 2026 or December 28, 2025.

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

Repurchase of Common Stock

On November 5, 2025, the Company's Board approved a stock repurchase program under which the Company may repurchase up to $5.0 million of its common stock. The repurchase program does not have an expiration date and may be suspended, terminated, or modified at any time for any reason. During Fiscal 2026, the Company repurchased 259,307 shares at a weighted average price of $5.15 per share. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. The repurchase program has been used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. As of September 27, 2026 and December 28, 2025, the Company has approximately $2.1 million and $3.5 million, respectively, available for repurchases under this program.

Restricted Stock

The Company issued net restricted common stock of 52,025 and 129,477 shares to team members and non-team member (non-employee) directors in Fiscal 2026 and Fiscal 2025, respectively. The restricted shares of $0.01 par value per share were issued under the 2013 Long-Term Incentive Plan (“2013 Plan”) and contain a three-year service condition. The restricted stock constitutes issued and outstanding shares of the Company’s common stock, except for the right of disposal, for all purposes during the period of restriction including voting rights and dividend distributions.

Special Cash Dividend

On September 11, 2025, the Company's Board of Directors declared a special cash dividend of $2.00 per share of common stock to all stockholders of record as of the close of business on September 23, 2025. This special cash dividend was accrued as of September 28, 2025 and paid on September 30, 2025.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Options

For the thirteen week periods ended September 27, 2026 and September 28, 2025, the Company recognized $0.1 million and $0.4 million of compensation expense from continuing operations related to stock options, respectively. For the thirty-nine week periods ended September 27, 2026 and September 28, 2025, the Company recognized $0.2 million and $0.4 million, respectively, of compensation expense from continuing operations related to stock options. Unamortized share-based compensation expense from continuing operations as of September 27, 2026 amounted to $0.3 million which is expected to be recognized over the next 2.4 years. As of September 27, 2026, a total of 1.2 million shares remain available for issuance under 2013 Plan.

BGSF, Inc. and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Awards (in thousands)
Options outstanding at December 28, 2025	668,499	$13.52	5.2	$52
Granted	25,000	5.58
Forfeited / Expired	(56,000)	$14.81
Options outstanding at September 27, 2026	637,499	$13.09	5.0	$62

Options exercisable at December 28, 2025	590,294	$14.36	4.7	$52
Options exercisable at September 27, 2026	574,921	$13.82	4.6	$62

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding at December 28, 2025	78,205	$3.45
Non-vested outstanding at September 27, 2026	62,578	$2.15

Restricted Stock

For the thirteen week periods ended September 27, 2026 and September 28, 2025, the Company recognized $0.1 million of compensation expense from continuing operations related to restricted stock awards. For the thirty-nine week periods ended September 27, 2026 and September 28, 2025, the Company recognized $0.4 million of compensation expense related to restricted stock awards. Unamortized share-based compensation expense as of September 27, 2026 amounted to $0.5 million which is expected to be recognized over the next 1.7 years. A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Restricted outstanding at December 28, 2025	129,232	$5.96
Issued	52,025	$5.41
Vested	(41,874)	$6.61
Restricted outstanding at September 27, 2026	139,383	$5.56

Non-vested outstanding at December 28, 2025	129,232	$5.96
Non-vested outstanding at September 27, 2026	139,383	$5.56

NOTE 12 - TEAM MEMBER BENEFIT PLAN

Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible team members and field talent. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants contributions 100% up to the first 3% and 50% of the next 2% of a team member's or field talent’s compensation. The Company contributed $0.1 million from continuing operations to the 401(k) Plan for the thirteen week periods ended September 27, 2026 and September 28, 2025. The Company contributed $0.3 million from continuing operations to the 401(k) Plan for the thirty-nine week periods ended September 27, 2026 and September 28, 2025.

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

Segment loss from continuing operations includes all revenue and cost of services, direct selling expenses, depreciation and amortization expense and all general and administrative expenses. The following table provides a reconciliation of revenue and loss from continuing operations by reportable segment to consolidated results for the periods indicated (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Contract field talent	$24,317	$26,341	$65,999	$69,619
Contingent placements	812	554	2,325	1,665
Revenue	25,129	26,895	68,324	71,284
Compensation and related	16,008	17,197	43,796	45,541
Other	38	38	117	113
Gross profit	9,083	9,660	24,411	25,630
Selling:
Compensation	4,253	4,349	12,853	12,469
Advertising, occupancy, and travel	470	472	1,406	1,297
Software, insurance, and professional fees	513	483	1,465	1,152
Other	206	368	720	2,577
Contributions to overhead	3,641	3,988	7,967	8,135
General and administrative:
Compensation	1,554	2,073	4,588	6,318
Software	577	750	1,801	2,197
Professional fees	434	131	1,405	1,334
Strategic alternatives review/restructuring	175	482	1,043	2,116
Other	536	1,115	1,170	2,344
Gain on contingent consideration	—	(450)	—	(450)
Depreciation and amortization	159	824	497	1,411
Operating income (loss)	206	(937)	(2,537)	(7,135)
Interest income (expense), net	38	(1,570)	272	(4,595)
Income tax (expense) benefit from continuing operations	(150)	(571)	136	1,461
Income (loss) from continuing operations	$94	$(3,078)	$(2,129)	$(10,269)

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

Overview

On May 8, 2024, we announced that our Board of Directors had initiated a process to evaluate potential strategic alternatives and engaged financial advisors in an endeavor to maximize shareholder value (“Strategic alternatives review/restructuring”). On June 14, 2025, we entered into an Equity Purchase Agreement with INSPYR Solutions Intermediate, LLC, pursuant to which we sold substantially all of our outstanding equity interest pertaining to the Professional segment on September 8, 2025. The Professional segment financial results for periods prior to the sale have been reflected as discontinued operations in our Unaudited Consolidated Financial Statements, see “Note 3 - Discontinued Operations.”

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(dollars in thousands)
Revenues	$25,129	$26,895	$68,324	$71,284
Cost of services	16,046	17,235	43,913	45,654
Gross profit	9,083	9,660	24,411	25,630
Selling, general, and administrative expenses	8,718	10,223	26,451	31,804
Gain on contingent consideration	—	(450)	—	(450)
Depreciation and amortization	159	824	497	1,411
Operating income (loss)	206	(937)	(2,537)	(7,135)
Interest income (expense), net	38	(1,570)	272	(4,595)
Income (loss) before income taxes from continuing operations	244	(2,507)	(2,265)	(11,730)
Income tax (expense) benefit from continuing operations	(150)	(571)	136	1,461
Income (loss) from continuing operations	$94	$(3,078)	$(2,129)	$(10,269)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	63.9	64.1	64.3	64.0
Gross profit	36.1	35.9	35.7	36.0
Selling, general, and administrative expenses	34.7	38.0	38.7	44.6
Gain on contingent consideration	—	(1.7)	—	(0.6)
Depreciation and amortization	0.6	3.1	0.7	2.0
Operating income (loss)	0.8	(3.5)	(3.7)	(10.0)
Interest income (expense), net	0.2	(5.8)	0.4	(6.4)
Income (loss) before income taxes from continuing operations	1.0	(9.3)	(3.3)	(16.4)
Income tax (expense) benefit from continuing operations	(0.6)	(2.1)	0.2	2.0
Income (loss) from continuing operations	0.4%	(11.4)%	(3.1)%	(14.4)%

Thirteen Week Fiscal Period Ended September 27, 2026 (“Fiscal 2026”) Compared with Thirteen Week Fiscal Period Ended September 28, 2025 (“Fiscal 2025”)

	Thirteen Weeks Ended
	September 27, 2026	September 28, 2025
	(dollars in thousands)
Revenues	$25,129	$26,895
Gross Profit	$9,083	$9,660
Gross Profit Percentage	36.1%	35.9%

Revenues: Revenues decreased $1.8 million (6.6%). The decrease was primarily due to a 8.7% reduction in billed hours, which was driven by a combination of lower demand from cost pressures on property owners and property management companies and increased competition in certain markets with a partial offset from higher permanent placement revenue.

Gross Profit: Gross profit decreased approximately $0.6 million (6.0%), which is in line with revenues with a partial offset by higher permanent placement revenue that has no cost of service.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses decreased $1.5 million (14.7%), primarily due to reduced headcount allowing for less compensation and software costs as part of the cost reduction activities which began after the 2025 sale of BGSF Professional and continued into 2026 to align our administrative costs with our lower revenue, and lower shared-based compensation costs related to leadership changes and accelerated amortization from the sale of BGSF Professional.

The components of selling, general, and administrative expense are detailed in the following table:

	Thirteen Weeks Ended
	September 27, 2026		September 28, 2025
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$5,442	22%	$5,672	21%	$(230)	(4)%
General and administrative:
Compensation and related	1,554	6	2,073	8	(519)	(25)%
Software	577	2	750	3	(173)	(23)%
Liability insurance	239	1	333	1	(94)	(28)%
Professional fees	434	2	131	—	303	231%
Share-based compensation	178	1	545	2	(367)	(67)%
Strategic alternatives review/restructuring	175	—	482	2	(307)	(64)%
Other	119	—	237	1	(118)	(50)%
Total	$8,718	34%	$10,223	38%	$(1,505)	(15)%

Depreciation and Amortization: Depreciation and amortization charges decreased $0.7 million (80.7%) primarily due to a change in useful life of certain software in 2025 after the sale of BGSF Professional, which created additional amortization in continuing operations on intangible assets for computer software.

Interest Income (Expense), net: Interest income (expense), net increased $1.6 million (102.4%) due to short-term investment income in Fiscal 2026 following the sale of BGSF Professional compared to expense related to our previous credit agreement with BMO Bank, N.A. (“BMO”) that was paid off in Fiscal 2025.

Income Tax Expense: Income tax expense increased $0.4 million due to improvement of income before income taxes partially offset by a lower effective tax rate in Fiscal 2026.

Thirty-nine Week Fiscal Period Ended September 27, 2026 (“Fiscal 2026”) Compared with Thirty-nine Week Fiscal Period Ended September 28, 2025 (“Fiscal 2025”)

	Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025
	(dollars in thousands)
Revenues	$68,324	$71,284
Gross Profit	$24,411	$25,630
Gross Profit Percentage	35.7%	36.0%

Revenues: Revenues decreased approximately $3.0 million (4.2%). The decrease was primarily due to a 5.7% reduction in billed hours, which was driven by a combination of lower demand from cost pressures on property owners and property management companies and increased competition in certain markets with partial offsets by higher permanent placement revenue and average bill rate.

Gross Profit: Gross profit decreased approximately $1.2 million (4.8%) which is in line with revenues with a partial offset by higher permanent placement revenue that has no cost of service.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses decreased $5.4 million (16.8%) primarily due to reduced headcount allowing for less compensation and software costs as part of the cost reduction activities which began after the 2025 sale of BGSF Professional and continued into 2026 to align our administrative costs with our lower revenue, and lower shared-based compensation costs related to leadership changes and accelerated amortization from the sale of BGSF Professional. Additional decrease is in the provision for credit losses included in “Other,” see “Note 2 - Summary Of Significant Accounting Policies” mainly from second quarter in Fiscal 2025.

The components of selling, general, and administrative expense are detailed in the following table:

	Thirty-nine Weeks Ended
	September 27, 2026		September 28, 2025
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(dollars in thousands)
Selling	$16,444	25%	$17,495	25%	$(1,051)	(6)%
General and administrative:
Compensation and related	4,588	6	6,318	10	(1,730)	(27)%
Software	1,801	3	2,197	3	(396)	(18)%
Liability insurance	763	1	868	1	(105)	(12)%
Professional fees	1,405	2	1,334	2	71	5%
Share-based compensation	595	—	850	1	(255)	(30)%
Strategic alternatives review/restructuring	1,043	2	2,116	3	(1,073)	(51)%
Other(1)	(188)	—	626	—	(814)	(130)%
Total	$26,451	39%	$31,804	45%	$(5,353)	(17)%
(1)Includes fees charged to cover costs for transitional back-office services provided after the sale of BGSF Professional.

Depreciation and Amortization: Depreciation and amortization charges decreased approximately $0.9 million (64.8%) primarily due to a change in useful life of certain software in 2025 after the sale of BGSF Professional, which created additional amortization in continuing operations on intangible assets for computer software.

Interest Income (Expense), net: Interest income (expense) increased $4.9 million (105.9%) due to short-term investment income in Fiscal 2026 following the sale of BGSF Professional compared to the expense adjustment of amortization of debt issuance costs relating to a waiver and amendment with respect to our previous credit agreement with BMO in Fiscal 2025.

Income Tax Benefit: Income tax benefit decreased $1.3 million primarily due to improvement of loss before income taxes and a higher effective tax rate in Fiscal 2026.

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

We define “Adjusted EBITDA” as earnings before interest (income) expense, income taxes, depreciation and amortization expense, costs associated with the Strategic alternatives review/restructuring, software as a service costs, and certain non-cash expenses such as share-based compensation expense, as well as certain specific events that management does not consider in assessing our on-going operating performance. Omitting interest, taxes, and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of property and equipment and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate Adjusted EBITDA as an important measure of our operating performance and that of other companies in our industry. Adjusted EBITDA should not be considered as an alternative to net income (loss) from operations for the periods indicated as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(dollars in thousands)
Income (loss) from continuing operations	$94	$(3,078)	$(2,129)	$(10,269)
Income tax expense (benefit)	150	571	(136)	(1,461)
Interest (income) expense, net	(38)	1,570	(272)	4,595
Operating income (loss)	206	(937)	(2,537)	(7,135)
Depreciation and amortization	159	824	497	1,411
Gain on contingent consideration	—	(450)	—	(450)
Share-based compensation	178	545	595	850
Strategic alternatives review/restructuring	175	482	1,043	2,116
Software as a service[1]	140	516	421	950
Aged receivable adjustment	—	—	—	1,070
Adjusted EBITDA from continuing operations	858	980	19	(1,188)
Adjusted EBITDA Margin (% of revenue)	3.4%	3.6%	—%	(1.7)%
Income (loss) from discontinued operations	250	(2,734)	1,168	(1)
Adjustments to discontinued operations[2]	—	1,059	—	4,429
Adjusted EBITDA from discontinued operations	250	(1,675)	1,168	4,428
Adjusted EBITDA, net	$1,108	$(695)	$1,187	$3,240
(1)We capitalize direct costs incurred in cloud computing implementation from hosting arrangements, which are reported as a Software as a service and are expensed in selling, general, and administrative expenses.
(2)Adjusted EBITDA from discontinued operations for the thirteen and thirty-nine weeks ended September 28, 2025 includes $0.9 million and $3.6 million of depreciation and amortization, respectively, and $0.1 million and $0.8 million of income tax expense, respectively.

Liquidity and Capital Resources

Our working capital requirements are primarily driven by field talent payments, tax payments, and client partner accounts receivable receipts. Since receipts from client partners lag payments to field talent, working capital requirements may increase substantially in periods of growth.

Our primary sources of liquidity were cash generated from operations, which was used to fund payments to field talent and team members, related payroll liabilities, operating expenses, capital expenditures, cash taxes, and note payments. We believe that cash on hand, short-term investments, and the cash generated from operations, will be sufficient to meet our normal working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. During Fiscal 2025, we received cash proceeds from the sale of BGSF Professional on September 8, 2025, which allowed us to fully payoff and retire the borrowings under an agreement with BMO and pay a $2.00 per share special dividend on September 30, 2025, which means we currently hold approximately $17.9 million in available cash and short-term investments to fund the business. If our future cash flow and other capital resources are insufficient to fund our liquidity needs, we may obtain new debt or equity capital.

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

A summary of our working capital, operating, investing and financing activities are shown in the following table:

	September 27, 2026	December 28, 2025
	(dollars in thousands)
Working capital from continuing operations	$28,286	$29,116

	Thirty-nine Weeks Ended
	September 27, 2026	September 28, 2025
	(dollars in thousands)
Net cash (used in) provided by continuing operations:
Operating activities	$(540)	$(1,771)
Investing activities	(7,392)	91,406
Financing activities	(1,784)	(48,497)
Net change in cash and cash equivalents discontinued operations	—	34
Net change in cash and cash equivalents	$(9,716)	$41,172

Operating Activities

Cash provided by operating activities from continuing operations consists of net income (loss) adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, provision for credit losses, and the effect of working capital changes. The primary driver of cash inflows and outflows are accounts receivable, transition services payable, and escrow receivable.

During Fiscal 2026, net cash used in operating activities from continuing operations decreased by $1.2 million compared to Fiscal 2025. The decrease is primarily due to increased payments on transition services payable, accrued payroll and expenses, and accounts payable, which were partially offset by the cash receipts of $4.2 million related escrow holdbacks in the sale of BGSF Professional.

Investing Activities

Cash flows from investing activities from continuing operations consisted of capital expenditures, purchases of short-term marketable securities, and proceeds from the sale of BGSF Professional.

For Fiscal 2026, we purchased $20.4 million of short-term investments and minimal capital expenditures, which were partially offset by $3.0 million and $8.9 million of funds received from redemptions and sale, respectively, of short-term investments and $1.2 million of additional funds received for the final settlement of working capital from the sale of BGSF Professional. In Fiscal 2025, cash provided by investing activities from continuing operations consists primarily of net proceeds from the sale of BGSF Professional of approximately for $91.5 million, which was partially offset by minimal capital expenditures.

Financing Activities

Cash flows from financing activities related to continuing operations consisted principally of borrowings and payments under our credit agreement and repurchases of our common stock.

For Fiscal 2026, we repurchased $1.3 million of our common stock under the Company's stock buyback plan. For Fiscal 2025, we paid off our Term Loan, Revolving Facility, and Convertible Note of $32.7, $10.2 million, and $4.4 million, respectively.

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

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. We recognize any penalties when necessary as part of selling, general, and administrative expenses. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts are classified net as noncurrent in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. As of September 27, 2026 and December 28, 2025, the Company carried a valuation allowance of $1.5 million related to capital losses and stock-based compensation deferred tax assets from the sale of BGSF Professional. We follow the guidance of ASC Topic 740, Accounting for Uncertainty in Income Taxes.

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

Changes in Internal Controls Over Financial Reporting

For the fiscal quarter ended September 27, 2026, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended September 27, 2026, the Company repurchased 32,189 shares of the Company's common stock at a weighted average price of $5.36 per share. A summary of the repurchase activity is as follows:

Stock Class	Period	Total number of shares repurchased	Weighted average price paid per share	Maximum value of common stock that may yet be repurchased under current authorization
Common Stock	June 29 through July 26	2,036	$5.50	$2,302,095
Common Stock	July 27 through August 23	8,283	$5.41	$2,257,254
Common Stock	August 24 through September 27	21,870	$5.18	$2,143,931
		32,189

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Plans

During the fiscal quarter ended September 27, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101*
The following financial information from BGSF's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Statements of Changes in Stockholders' Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

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

Date: November 4, 2026